Form 10-K405
period 1997-03-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 1997-06-30
CIK 924940

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-26970

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                      36-4069408
           (State or other jurisdiction of                        (I.R.S. Employer
            incorporation or organization)                      Identification No.)

          875 N. MICHIGAN AVENUE, SUITE 3000                           60611
                  CHICAGO, ILLINOIS                                  (Zip Code)
       (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 255-5000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                CLASS A COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 1, 1997, there were 6,669,179 shares of Class A Common Stock and 4,917,622 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $70 million based upon the closing price of $10.75 per share on May 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K is incorporated by reference to portions of the Registrants definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

================================================================================

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I
Item 1.         Business....................................................      3
Item 2.         Properties..................................................      9
Item 3.         Legal Proceedings...........................................      9
Item 4.         Submission of Matters to a Vote of Security Holders.........      9
Item 4A.        Executive Officers of the Registrant........................     10
PART II
Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................     11
Item 6.         Selected Financial Data.....................................     12
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................     12
Item 8.         Financial Statements and Supplementary Data.................     17
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................     17
PART III
Item 10.        Directors and Executive Officers of the Registrant..........     18
Item 11.        Executive Compensation......................................     18
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management..................................................     18
Item 13.        Certain Relationships and Related Transactions..............     18
PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................     19

                                     PART I

ITEM 1. BUSINESS

     Diamond Technology Partners Incorporated ("Diamond" or the "Company") is a management consulting firm that devises and implements strategies enabled by information technology ("IT") to improve its clients' competitive positions. Diamond was founded upon, and continues to stress, a business culture in which strategic consulting and IT expertise are integrated to provide client solutions. The Company believes that the distinguishing qualities of its consulting process are its ability to synthesize strategy with technology, deliver solutions with measurable results, deliver services through small multidisciplinary project teams and maintain objectivity in solution recommendations.

     The Company leads its clients through a process which broadens their understanding of the ways that IT can be incorporated into their businesses to gain competitive advantage in their markets. Diamond's professionals, working closely with client personnel, perform analyses of the client's current business with a focus on alternative IT-driven business strategies. When an appropriate strategy has been developed, Diamond's professionals provide important management oversight of the strategy implementation process, which generally includes design, deployment and integration of IT solutions together with modification of business processes and organizational structure. Diamond manages the deployment phase by utilizing the client's internal resources or third-party resources selected by Diamond for their particular expertise. Throughout the entire process, Diamond transfers relevant knowledge to the client organization.

     Diamond differentiates itself from other management consultants primarily by its in-depth knowledge of IT and its broader scope of services, including implementation management. The Company differentiates itself from systems integrators primarily by its ability to devise business strategies, its focus on knowledge transfer and program management during implementation, and its objectivity in recommending solutions. Finally, in comparison to firms that offer both management-consulting and systems-integration services through separate business units, Diamond differentiates itself by its ability to offer integrated strategy and IT services simultaneously through a single multidisciplinary team and by its objectivity.

     Diamond was founded in January 1994 by executives with extensive experience with both major consulting firms and emerging growth technology businesses. Diamond has grown rapidly since its inception, serving clients in a variety of industries ranging in size from Fortune 500 companies to smaller private companies. The Diamond solution is defined by the ability to (i) consult with clients to synthesize strategy with technology, (ii) deliver an operating solution with measurable results, (iii) deliver services through small multidisciplinary project teams and (iv) maintain solution objectivity.

     Consult with Clients to Synthesize Strategy with Technology. Diamond simultaneously provides expertise in strategy consulting, business processes and IT. This enables the Company to identify strategic opportunities that might not otherwise be considered by a management consulting firm or a systems integration firm.

     Deliver a Solution with Measurable Results. Diamond is accountable for delivering a solution with measurable results for its clients that is supported by a cost/benefit analysis. Because the solution is delivered to the client by the same multidisciplinary team that created the strategy, the time-to-market and risk associated with these projects is reduced.

     Utilize Small, Multidisciplinary Project Teams. The Company's services are delivered through small, experienced and multidisciplinary teams that work collaboratively with a client. The Company refers to its project staffing model as a "diamond," which contemplates a team configuration of highly skilled professionals representing multiple areas of expertise. The size and composition of a "diamond" is determined based upon the needs of a given project. Diamond consultants, working closely with the client, create an environment in which knowledge and skills are constantly shared. This transfer of knowledge is of significant value to the client.

     Maintain Solution Objectivity. Diamond has intentionally refrained from entering into alliances that might influence, or be perceived to influence, the strategy that it recommends to a client. Furthermore, the Company does not offer systems integration programming services that might bias its recommendation. Diamond believes this objectivity is critical to its ability to address strategic issues and earn its clients' trust.

DIAMOND'S SERVICES

     The Company devises and implements business strategies enabled by IT. Diamond leads a client through a process combining creative and analytical thinking with an in-depth understanding of IT to enable the client to conceptualize its business differently, and then develop and implement a business strategy that more effectively incorporates IT. This is fundamentally different than the traditional, sequential approach that addresses strategy first, followed by development of new or revised IT solutions.

     While Diamond manages the implementation of IT-driven strategies, it does not provide programming services. The Company's collaborative approach utilizes the client's IT staff for programming functions. In the event that a client's organization is unable to provide such functions internally, Diamond subcontracts to third-party software programmers or systems integrators selected for their expertise.

     A small project team of Diamond consultants with expertise in strategy, business processes and IT works closely with the client throughout this process. The phases which are included on any given client project, and the amount of time spent on each phase vary greatly depending upon the scope of work and the readiness of the client organization to change. The Company's Service Delivery Process is generally outlined in the following diagram:

                     [DIAMOND SERVICE DELIVERY PROCESS GRAPH]

EXECUTIVE ALIGNMENT SEGMENT

     The executive alignment segment of the process is designed to help the client explore the new strategic possibilities of technology before determining a strategy. This segment consists of three phases: learning, collaboration and prototyping. Learning helps clients explore and understand the new strategic possibilities of technology in order to set preliminary goals, collaboration gains consensus within the client's organization on these preliminary goals and prototyping tests the goals to ensure they are realistic and prioritizes them based on desired results. This segment leads to the development of an IT-driven business strategy to achieve a client's objectives.

     Learning -- The objective of the learning phase is to help the client evaluate the strategic possibilities of IT for its business and explore an appropriate range of potential goals. During the learning phase, all aspects of the attendant business issues (e.g., shrinking margins, heightened competition, reduced market share, etc.) are examined in order to identify and understand new alternatives based on relationships between emerging technologies and the marketplace.

     Collaboration -- The collaboration phase is an extension of the learning phase in which specific alternatives are shared with key members of the client organization. During the collaboration phase, Diamond works with the client to gain consensus on the goals that were preliminarily established in the learning phase.

     Prototyping -- During the prototyping phase, the goals agreed upon in the collaboration phase are translated into potential strategies. These strategies are then modeled in a number of ways, including using computer simulation technology or conducting a small market test. Prototyping helps to prioritize and determine which strategies are realistic by understanding their effect on the client's customers, processes, organization and technology.

STRATEGY SEGMENT

     Based on the results of the executive alignment segment, an IT-driven business strategy is then determined by the Company and the client. The strategy is a blueprint to help the client reach its goal. When determining the strategy, the team further evaluates the dynamics of the client's competitive and financial environments. Importantly, specific performance goals and detailed deployment plans for the new strategy are created, which constitute milestones by which the client can readily measure results during the deployment phase. The deployment plans developed in this phase correspond to the requirements of the project, but generally include an organizational strategy, a process redesign strategy and an IT strategy.

PROGRAM MANAGEMENT SEGMENT

     The objective of the program management segment is to keep client and/or third-party resources focused on the business value of the project throughout the implementation of the strategy. Diamond's program management services provide the leadership and management needed to implement adjustments to the deployment plan as needed to deliver a solution on time and within budget. Key variables managed throughout this segment include project content, constituencies affected by the project, knowledge transferred, risk associated with the project and resources utilized.

     Program management services are delivered either as part of the implementation of a strategy, or as a service by itself. As part of the implementation of a strategy, program management consists primarily of three phases: architecture, development and deployment. When delivered as a separate service, program management services are used to manage very large, enterprise-wide initiatives, or to help a client regain control of a project that has materially deviated from plan.

     Architecture -- The architecture phase of the process defines how the new strategy will be implemented. During this phase, the team examines and defines the business and technical components of the solution. Examples of business components include new/renovated buildings, new/redesigned business processes, personnel training, or organizational redesign. Technical architectures address tools, methodologies, procedures and controls to build and support new and existing IT systems; physical networks; and hardware and software standards.

     Development -- The processes and systems to realize the benefits of the new strategy are put into place during the development phase. Diamond's program management services are most prominent in this phase. During development, Diamond teaches, coaches and manages the implementation team comprised primarily of client IT staff. Specific knowledge about new technologies and processes are transferred more broadly to the client organization during this phase, as the team aligns the people, processes and technologies required for a successful deployment.

     Deployment -- The strategy becomes operational during the deployment phase. Diamond manages the implementation of the strategy using the client's IT management and programming resources and, if needed, third-party programmers or systems integrators. Diamond measures results against the performance goals defined in the strategy phase.

INTELLECTUAL CAPITAL

     Consulting firms are notably knowledge-intensive organizations. In the past, the existence of accumulated experience within a consulting firm was enough to attract and retain clients. Today, information is more readily accessible and the useful life of new knowledge is shortening. In recognition of this trend, Diamond has developed programs to identify, capture and disseminate intellectual capital from individuals both within and outside the Company.

     Diamond Network -- The Diamond Network is a group of recognized business and technology leaders associated with the Company. Members of the Diamond Network provide Diamond with a set of skills which augment and enhance the value which Diamond can provide to its clients. Diamond Network members provide a source of intellectual capital, introduce the Company to prospective clients, participate in joint-marketing initiatives, participate in client projects and participate in the Diamond Exchange. Members are contractually committed to a certain number of days dedicated to Diamond to support marketing, sales, and client work. Diamond Network relationships are generally non-exclusive, two-year contracts. Network members may work for other employers, however, the members must be able to continue working with

Diamond in their designated roles. Members are compensated with a combination of stock options and per diem payments for services actually provided to clients of the Company on the Company's behalf.

     Diamond Exchange -- The Diamond Exchange is an executive learning forum for senior executives ranging from CEOs to CIOs that the Company launched in February 1997. The Company provides its paid-subscription members with innovative, leading edge research to explore and understand the strategic risks and opportunities of emerging technologies. Diamond Exchange members meet three times a year to discuss research findings and their business implications. During these meetings, Diamond provides the members of the Diamond Exchange with the opportunity to discuss their issues with Diamond Network members and other business leaders. The Diamond Exchange also has a number of smaller working sessions throughout the year. The objectives of this program are threefold: (i) to help clients and prospects learn and research the strategic possibilities of technology, (ii) to maintain and develop relationships with clients, and (iii) to build intellectual capital and integrate it into the Company.

     Knowledge Leaders -- The Company has created a career path for certain of its professionals who desire to specialize in a particular area, such as technical architecture, electronic commerce or supply-chain operations. Diamond refers to these professionals as "knowledge leaders" within its organization. Knowledge leaders are responsible for identifying new developments within their respective areas of expertise and capabilities, and applying that knowledge on client projects. Diamond currently has four Partner-level knowledge leaders and anticipates that more knowledge leaders will be added in the future.

     The intellectual capital gathered through these various programs is shared throughout the Company in both formal and informal ways. Some formal venues include frequent all-hands meetings, an interactive case-based training system called ASK Diamond, and the Company's training and development programs.

SALES, MARKETING AND CLIENTS

     The Company primarily markets its services to senior executives of large, national and multinational corporations. The Company markets its services both directly and on a collaborative basis with members of the Diamond Network and through relationships with certain third-party industry sector specialists. To date, Diamond has focused its efforts primarily in four industries: telecommunications, insurance, financial services, and consumer products and services. The Company expects this list of industries to change and grow as Diamond's expertise and market demands evolve. As of March 31, 1997, Diamond had eight dedicated marketing personnel, including four full-time Partners responsible for managing overall marketing, the Diamond Exchange, the Diamond Network, lead identification and follow up. The majority of Diamond's sales activities are pursued by its Partners.

     Personal referrals and relationships have historically been among the most successful methods of gaining new business. The Company has initiated a number of relationship marketing programs designed to encourage and accelerate personal relationships. The Diamond Network and the Diamond Exchange are two such relationship marketing programs currently underway. The Company employs a variety of other business development and marketing techniques to communicate directly with current and prospective clients, including authoring articles, maintaining media and industry analyst relations, conducting direct marketing, participating in conferences as speakers and panelists, and providing a home page on the World Wide Web.

     Although every client relationship is unique, the Company's client relationships to date generally have included multiple projects for a client. Fees generated from each of these projects generally ranged from less than $100,000 to more than $3.0 million, and have spanned from one month to more than 20 months. Diamond's objective is to develop longterm relationships with its clients in several different areas of the client organization, as appropriate, over a period of time. While it is a goal of the Company to have less than 10% of its net revenues from any given client, the Company had one such client during fiscal 1997 that individually accounted for 14% of its net revenues.

COMPETITION

     While the Company believes that no one firm competes with it in all service areas, several firms compete with it in one or more areas. The Company's primary competitors include management consulting firms, systems integrators and firms that provide both management-consulting and systems-integration services. The Company believes that it competes favorably with these firms. In addition, Diamond believes that competition will also come from new entrants into the market. Against these new entrants, the Company will compete based on its early entry in the market and the reputation and awareness it is currently developing. The Company believes that the principal criteria considered by prospective clients when selecting a consulting firm to develop and implement business strategies that incorporate IT include: scope of services, service delivery approach, technical and industry expertise, perceived value, objectivity and accountability for results. Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources, greater name recognition and generate greater revenues than the Company.

     The recent growth in the IT services market has attracted many new competitors and has afforded traditional competitors significant growth opportunities. Diamond believes that a new and growing portion of this market in the future is for consulting firms that are able to help clients synthesize strategy with technology in an objective manner, while being held accountable for the delivery of measurable results. While the Company believes that there will be a market for general management consulting firms, it believes that firms that deliver management consulting based on an in-depth understanding of technology will have the greatest opportunity to grow. Furthermore, the Company believes that the firms that will be sustainable will also be able to maintain solution objectivity and to deliver an operating solution with measurable results.

PERSONNEL

     As of March 31, 1997, Diamond had 180 employees, comprised of 146 client-serving professionals and 34 management and administrative personnel.

     Recruiting -- The Company intends to grow primarily from within to maintain a strong culture. The Company's success will depend on its ability to continue to attract, retain and motivate highly skilled employees to support current operations and future growth. The Company attributes its success in hiring these people to its ability to provide individuals with competitive compensation, multidisciplinary training and career development, attractive long-term career advancement opportunities, small teams and a collaborative approach to consulting.

     Although a significant number of the Company's current employees were hired directly from other firms, a growing number of associates are being hired annually from graduate business programs at many of the country's leading universities. The Company also has a summer associate program that provides an additional source of graduate business program hires. Over time, the Company expects to hire a majority of its employees from these programs and, as a result, more senior levels will be filled from internal promotions.

     Training and Development -- The Company's training and professional development programs help it to deliver high-quality services to its clients, as well as to attract and retain highly skilled professionals. The Company has developed programs that ensure all individuals have the opportunity to develop consulting, business and IT skills throughout their careers. These programs reinforce Diamond's culture by exposing all professionals to the various services Diamond provides while further developing deep skills in each professional's principal area of expertise.

     Diamond utilizes innovative, case-based training to simulate real client projects with real client issues. This approach creates a "learn-by-doing" environment supported by Diamond Partners and outside professionals who provide coaching and feedback to participants. Industry executives are brought in to simulate the role of the client executive during Diamond's training courses. Because training is conducted in teams structured similarly to an actual engagement, participants learn in an environment which resembles their work environment. As a result, consultants are able to successfully transfer what they learn to their projects.

FORWARD-LOOKING STATEMENTS

     Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words "anticipate", "believe", "estimate", "expect" and similar terminology used with respect to the Company and its management. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements.

     Among the risks and uncertainties affecting the forward looking statements are the following:

     Variability Of Quarterly Operating Results. The Company has experienced and may in the future continue to experience fluctuations in its quarterly operating results. Factors that may cause the Company's quarterly operating results to vary include the number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new client engagements and the timing of personnel cost increases. Certain of these factors may also affect the Company's personnel utilization rates which may cause further variation in quarterly operating results. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long and the Company's services are impacted by general economic conditions. Because a high percentage of the Company's expenses are relatively fixed and the Company's general policy is to not adjust its staffing levels based upon what it views as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular fiscal period. In addition, a termination of a major project could require the Company to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals or to terminate the employment of excess personnel.

     Concentration Of Revenues. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively limited number of major projects. There are no long-term commitments by any of the Company's clients for the Company's services and many of the Company's engagements are, and may be in the future, terminable by clients without penalty. The Company experienced the cancellation of significant projects at its then two largest clients in the last quarter of fiscal 1996 and the first quarter of fiscal 1997. The cancellation of these projects resulted from each client's cancellation of the business initiative for which the Company had been retained. As a result of the cancellation of these two projects and the increase in the Company's operating expenses caused by the Company's expansion, the Company experienced a net loss of approximately $1.1 million during the first six months of fiscal 1997.

     Control By Chief Executive Officer; Election Of Future Chief Executive Officers. Each employee-stockholder of the Company has granted a proxy to vote their shares of Common Stock to the Chief Executive Officer of the Company. Accordingly the Company's Chief Executive Officer controls approximately 80.0% of the voting rights of the outstanding Common Stock of the Company and will have the voting power to elect the Company's entire Board of Directors and to approve all matters requiring stockholder approval. In addition, an agreement among the Company and certain officers requires that the Company's Chief Executive Officer be selected from among such officers. This significantly limits the number of qualified persons that may be considered for such office.

     Reliance On Key Personnel. The Company's success depends upon the continued service of its key executive officers and its ability to attract, retain and motivate highly skilled professionals, particularly Partners and senior principals. Qualified client-serving professionals are in particularly great demand and are likely to remain a limited resource for the foreseeable future. The loss for any reason of some or all of the Company's professionals or key executive officers could have a material adverse effect on the Company and its prospects.

     Management Of Growth. The Company has been experiencing a period of substantial growth which has placed, and is anticipated to continue to place, a strain on the Company's financial and other resources. The Company's ability to manage its staff growth effectively will require it to continue to improve its operational, financial and other internal systems, and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve anticipated performance levels, the Company's results of operations could be adversely affected.

     Project Risks. Because many of the Company's projects are critical to its clients, a failure or inability to meet a client's expectations could damage the Company's reputation and adversely affect its ability to attract new business. In addition, the failure of a project or the failure of the Company to collect a large account receivable could also result in significant financial exposure to the Company, which could have a material adverse effect on the Company's financial condition.

     Technological Advances. The Company's success will depend in part on its ability to develop strategic business and IT solutions which keep pace with continuing changes in evolving industry standards, IT and changing client preferences. There can be no assurance that the Company will be successful in addressing these developments on a timely basis or that, if addressed, the Company will be successful in the marketplace. The Company's delay in addressing or failure to address these developments could have a material adverse effect on the Company's business.

     Competition. The management consulting and systems integration markets include a large number of participants, are subject to rapid changes and are highly competitive. The Company competes with and faces potential competition for client assignments and experienced personnel from a number of companies that have significantly greater financial, technical and marketing resources, generate greater revenues than does the Company and have greater name recognition.

     Investment Market Factors. Several factors affecting the market for the Company's Common Stock may affect an investment in the Company. These include
(i) the Company's ability to maintain the standards for continued listing on the NASDAQ National Market; (ii) factors such as announcements of technological innovations, announcements of new products by the Company's competitors or third parties, and market conditions in the IT industry or the public markets in general; (iii) the eligibility for future sale in the public markets of a substantial number of outstanding shares of Common Stock and shares of Common Stock issuable upon exercise of outstanding stock options and warrants; and (iv) certain anti-takeover provisions in the Company's charter and bylaws.

     No Dividends. To date, the Company has not paid any cash dividends on its Common Stock, and does not expect to declare or pay any cash or other dividends in the foreseeable future. Further, the secured credit agreement with the Company's commercial lender prohibits payment of dividends or other distributions on the Company's Common Stock.

     Additional information regarding factors that could affect the Company's results, performance and prospects are set forth under the heading, "Risk Factors" in the final Prospectus filed on February 24, 1997 pursuant to Rule 424(b) in connection with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File Number 333-17785) and, although the Company undertakes no obligation to revise or update, may be contained in other documents the Company files from time to time with the Securities and Exchange Commission. Readers should carefully review such additional information.

ITEM 2. PROPERTIES

     The Company's headquarters and principal administrative, information systems, financial accounting, marketing and human resources operations are located in approximately 24,000 square feet of leased space in Chicago, Illinois. This lease expires in 2002, but permits an extension of five years with notice. Diamond has also leased approximately 7,000 square feet of office space in Cleveland, Ohio. This lease expires in 2001, but permits an extension of three years with notice.

     The Company anticipates that additional office space will be required as business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

     In the opinion of management, there are no claims or actions against the Company the ultimate disposition of which will have a material effect on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                 NAME                      AGE                         POSITION(S)
                 ----                      ---                         -----------
Melvyn E. Bergstein....................    55     Chairman of the Board of Directors, Chief Executive
                                                  Officer and President
Christopher J. Moffitt.................    42     Senior Vice President, Secretary and Director
Michael E. Mikolajczyk.................    45     Senior Vice President, Chief Financial and
                                                  Administrative Officer, Treasurer and Director
James C. Spira.........................    54     Senior Vice President and Director

     Melvyn E. Bergstein co-founded the Company in January 1994 and has served as its Chairman, Chief Executive Officer and President since that time. From 1991 to 1993, Mr. Bergstein at various times served as vice chairman, executive vice president, president and co-chief executive officer, and a member of the board of directors of Technology Solutions Company, a publicly traded, Chicago-based systems integrator. From 1989 to 1991, he was senior vice president -- systems integration for Computer Sciences Corporation. From 1968 to 1989, Mr. Bergstein held a number of positions with Arthur Andersen & Co.'s consulting division (now Andersen Consulting). While with Andersen Consulting, Mr. Bergstein served as partner from 1977 to 1989 and managing director of worldwide technology from 1985 to 1989. Mr. Bergstein served on Arthur Andersen's Board during the 1985 to 1989 period, and as chairman of Arthur Andersen's Consulting Oversight Committee during 1989. Mr. Bergstein received his bachelors degree from the University of Pennsylvania. Mr. Bergstein is also a member of the board of directors of Integrated Systems Consulting Group, Inc., a publicly traded company and a Safeguard partnership company.

     Christopher J. Moffitt co-founded the Company in January 1994 and has served as Senior Vice President, Secretary and a member of the Board of Directors of the Company since that time. From 1988 to 1993, he served as senior vice president of Technology Solutions Company. From 1986 to 1988, Mr. Moffitt was a principal in the Management Consulting Group of Arthur Young (now Ernst & Young) where he became partner in 1988. From 1981 to 1986, Mr. Moffitt served as director of information systems for Neiman Marcus. Mr. Moffitt began his career in 1974 with Electronic Data Systems as a systems engineer and account manager. Mr. Moffitt received his bachelors degree from the University of Miami.

     Michael E. Mikolajczyk joined the Company in April 1994 and has served as Senior Vice President, Chief Financial and Administrative Officer and a member of its Board of Directors since that time. From 1993 to 1994, he served as senior vice president of finance and administration and chief financial officer for Technology Solutions Company. From 1981 to 1993, Mr. Mikolajczyk was with MCI Telecommunications Corporation where he served at various times as vice president of finance and administration for both its Business Services Division and its Central Division, vice president of corporate development and analysis, vice president of business analysis, tariffs and contracts, and vice president of marketing and finance for MCI's Digital Information Services Company. Mr. Mikolajczyk received his bachelors degree from Wayne State University and his M.B.A. from Harvard Business School.

     James C. Spira joined the Company in November 1995 and has served as Senior Vice President since that time. He became a member of its Board of Directors in February 1996. From 1991 to 1995, Mr. Spira was a group vice president of the Tranzonic Companies, Inc., a $200 million public corporation specializing in the manufacture and distribution of quality paper, cloth and vinyl products. Prior to that time, Mr. Spira co-founded Cleveland Consulting Associates in 1974, where he served as the firm's president and chief executive officer. Mr. Spira serves on the board of directors of CIBER, Inc., and the Tranzonic Companies, Inc. Mr. Spira holds an M.B.A. from the University of Pennsylvania's Wharton School and a B.A. in history from Hobart College.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock is listed on the National Market System of Nasdaq under the symbol "DTPI." There is no established trading market for the Company's Class B Common Stock.

     Since trading in the Class A Common Stock began on February 25, 1997, the high and low sale prices of the Class A Common Stock in the quarter ended March 31, 1997, were $10.50 and $5.875, respectively. These quotations reported by Nasdaq represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations may not represent actual transactions.

     As of March 31, 1997, the Company had outstanding 11,316,301 shares of Class A and Class B Common Stock held by approximately 709 shareholders of record.

     Holders of Class A and Class B Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor, subject to any preferential dividend rights of outstanding Preferred Stock. To date, the Company has not paid any cash dividends on its Class A or Class B Common Stock and does not expect to declare or pay any cash or other dividends in the foreseeable future. The Company's financing arrangements currently do not prohibit the Company from declaring or paying dividends or making other distributions on the Class A or Class B Common Stock.

     The Company has issued the following securities that were not registered under the Act:

     Since its inception on January 28, 1994 and through March 31, 1997, the Company has sold to its Partners, certain of its other employees, certain persons who are not employees and certain non-employee members of the Board of Directors, 5,436,300 shares of its Common Stock. The initial price per share was $0.91 and has since increased, in several increments, to $4.24. All such sales were made under the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the "Act").

     In a series of three connected sales occurring in March, May and July, 1994, the Company sold 1,512,501 shares of its Common Stock to Safeguard Scientifics, Inc. ("Safeguard"), 706,187 shares of its Common Stock to Technology Leaders, L.P., 806,314 shares of its Common Stock to Technology Leaders Offshore C.V., and 274, 999 shares of its Common Stock to CIP, L.P., for a total 3,300,001 shares. The shares were sold at $0.91 per share under the exemption from registration provided by Section 4(2) of the Act.

     Coincident with its sales to Safeguard of 1,512,501 shares in 1994, the Company issued to Safeguard a warrant for the purchase of 825,000 shares of Common Stock for $1.21 per share. Safeguard subsequently transferred to CompuCom, Inc. its right to purchase 165,000 shares pursuant to the warrant and transferred to Cambridge Technology Partners (Massachusetts), Inc. its right to purchase 165,000 shares pursuant to the warrant. Safeguard, CompuCom and Cambridge each exercised its respective warrant in May, 1996, and the Company sold to them 495,000 shares, 165,000 shares and 165,000 shares, respectively at the exercise price $1.21 per share. These sales were made under the exemption from registration provided under Section 4(2) of the Act.

     On November 8, 1996, the Company issued to Safeguard a warrant to purchase 526,598 shares of Common Stock at an exercise price of $5.50 per share. In addition, on November 18, 1996, the Company issued to Gordon & Glickson P.C. an option to purchase 13,035 shares of Common Stock at an exercise price of $3.18 per share. In issuing such warrant and option and selling the underlying securities upon exercise, the Company is relying on an exemption from registration under Section 4(2) of the Act.

     Pursuant to the Company's Stock Option Plan, Registrant has granted options to purchase a total of 3,168,137 shares of Common Stock to its employees and directors since inception at exercise prices ranging from $1.21 to $5.50 per share. In granting the options and selling the underlying securities upon option exercise, the Company relied on exemptions from registration set forth in rule 701 under, and Section 4(2) of, the Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below has been derived from the Company's consolidated financial statements. The data presented below should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere (amounts in thousands, except per share amounts).

                                                          INCEPTION TO        YEAR ENDED MARCH 31,
                                                           MARCH 31,      -----------------------------
                                                              1994         1995       1996       1997
                                                              ----         ----       ----       ----
STATEMENT OF OPERATIONS DATA:
Net revenues..........................................       $ 261        $12,843    $26,339    $37,557
                                                             -----        -------    -------    -------
OPERATING EXPENSES:
  Project personnel and related expenses..............         633          8,351     15,312     21,863
  Professional development and recruiting.............         106          1,395      4,587      6,272
  Marketing and sales.................................          94            451        606      1,928
  Management and administrative support...............         317          3,108      4,460      6,348
                                                             -----        -------    -------    -------
       Total operating expenses.......................       1,150         13,305     24,965     36,411
                                                             -----        -------    -------    -------
Income (loss) from operations.........................        (889)          (462)     1,374      1,146
Interest income, net..................................           3             85        164        172
                                                             -----        -------    -------    -------
Income (loss) before taxes............................        (886)          (377)     1,538      1,318
Income taxes..........................................          --             --       (302)      (685)
                                                             -----        -------    -------    -------
Net income (loss).....................................       $(886)       $  (377)   $ 1,236    $   633
                                                             =====        =======    =======    =======

Net income (loss) per share of Common Stock(1)........       $(.35)       $ (0.05)   $  0.13    $   .06
Shares used in computing net income (loss) per
  share(1)............................................       2,511          8,272      9,824     10,886

                                                                            MARCH 31,
                                                              --------------------------------------
                                                               1994      1995      1996       1997
                                                               ----      ----      ----       ----
BALANCE SHEET DATA:
Cash and cash equivalents.................................    $1,148    $4,690    $ 4,635    $17,547
Working capital...........................................       558     4,345      4,397     15,725
Total assets..............................................     1,456     7,513     11,615     25,494
Long-term debt, including current portion.................        --       256        125         --
Total stockholders' equity................................       767     5,187      6,568     18,300

-------------------------
(1) Net income (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalent shares (stock options and warrants) outstanding unless anti-dilutive. As required by Staff Accounting Bulletin No. 83 issued by the Securities and Exchange Commission, common stock and common stock equivalent shares issued by the Company during the twelve-month period preceding the company's Initial Public Offering have been included in the calculation as if they were outstanding for all periods presented regardless of the dilutive effect (using the treasury stock method and the initial public offering price).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in connection with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward looking statements.

OVERVIEW

     Diamond is a management consulting firm that devises and implements business strategies enabled by information technology ("IT") to improve its clients' competitive positions. Diamond was founded upon, and continues to stress, a business culture in which strategic consulting and IT expertise are integrated to provide client solutions. The Company has experienced substantial revenue growth as its net revenues have increased from $12.8 million in its first full fiscal year of operations ended March 31, 1995 to $37.6 million in fiscal 1997 while growing its client base from 16 clients served in fiscal 1995, to 24 clients in fiscal 1996 and 45 clients in fiscal 1997. The number of the Company's client-serving professionals has also grown during this three-year period from 69 to 115 and 146 at the end of fiscal 1995, 1996 and 1997, respectively.

     The Company's revenues are comprised of professional fees for services rendered to clients which are billed either monthly or semi-monthly in accordance with the terms of the client engagement. Prior to the commencement of a client engagement, the Company and its client agree on fees for services based upon the scope of the project, Diamond staffing requirements and the level of client involvement. The Company recognizes revenues as services are performed in accordance with the terms of the client engagement. Out-of-pocket expenses are reimbursed by clients and offset against expenses incurred and are not included in recognized revenues. Provisions are made for estimated uncollectible amounts based on the Company's experience. Although the Company from time to time has been required to make revisions to its clients' estimated deliverables, to date none of such revisions has had a material adverse effect on the Company's operating or financial results.

     The largest portion of the Company's costs consist primarily of employee-related expenses for its client-serving professionals and other direct costs, such as third-party vendor costs and unbilled travel costs associated with the delivery of services to clients. The remainder of the Company's costs are comprised of the expenses associated with the development of the business and the support of its client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training costs. Marketing and sales expenses consist primarily of the costs associated with the Company's development and maintenance of its marketing materials and programs, in addition to other marketing programs. Management and administrative support expenses consist primarily of the costs associated with operations, finance, information systems, facilities and other administrative support for project personnel.

     The Company regularly reviews its fees for services, professional compensation and overhead costs to ensure that its services and compensation are competitive within the industry. In addition, Diamond monitors the progress of client projects with client senior management on a periodic basis. The Company manages activities of its professionals by closely monitoring engagement schedules and staffing requirements for new engagements. Because most of the Company's client engagements are, and may be in the future, terminable by the client without penalty, an unanticipated termination of a client project could require the Company to maintain underutilized employees, resulting in a higher than expected percentage and number of inactive professionals. While professional staff must be adjusted to reflect active engagements, the Company must maintain a sufficient number of senior professionals to oversee existing client engagements and participate in the Company's sales efforts to secure new client assignments.

RECENT DEVELOPMENTS

     The Company completed its offering of 3,675,000 shares of Class A Common Stock on March 31, 1997 (the "Initial Public Offering"). In connection with this offering, holders of Safeguard Scientifics, Inc., ("Safeguard") Common Stock and certain other direct purchasers had subscribed for the purchase of 1,755,000 shares of Class A Common Stock from the Company as of March 31, 1997. Additionally, the underwriters elected to exercise their option to purchase 320,000 shares of Class A Common Stock from the Company at the closing on April 8, 1997, to cover over-allotments. The remaining 1,600,000 shares of the Company's Class A Common Stock were sold by Safeguard and certain other companies affiliated with Safeguard. The net proceeds for the subscribed shares totaling $8.5 million were realized on March 31, 1997. The Company also realized $1.6 million of net proceeds from the Underwriters, pursuant to their exercise of the overallotment option on April 8, 1997.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                                       YEAR ENDED MARCH 31,
                                                                   -----------------------------
                                                                   1995        1996        1997
                                                                   ----        ----        ----
Net Revenues................................................       100.0%      100.0%      100.0%
                                                                   -----       -----       -----
Operating Expenses:
  Project personnel and related expenses....................        65.0        58.1        58.2
  Professional development and recruiting...................        10.9        17.4        16.7
  Marketing and sales.......................................         3.5         2.3         5.1
  Management and administrative support.....................        24.2        17.0        16.9
                                                                   -----       -----       -----
       Total operating expenses.............................       103.6        94.8        96.9
                                                                   -----       -----       -----
Income (loss) from operations...............................        (3.6)        5.2         3.1
Interest income, net........................................         0.7         0.6         0.4
                                                                   -----       -----       -----
Income (loss) before taxes..................................        (2.9)        5.8         3.5
Income taxes................................................          --        (1.1)       (1.8)
                                                                   -----       -----       -----
Net income (loss)...........................................        (2.9)%       4.7%        1.7%
                                                                   =====       =====       =====

FISCAL 1997 COMPARED TO FISCAL 1996

     The Company's net income decreased $603,000 during fiscal 1997 fundamentally because of a net loss incurred during the six months ended September 30, 1996 totaling $1.1 million. This net loss was more than offset by net income of $1.7 million during the subsequent six months ended March 31, 1997. The Company's net income improvement during the last half of fiscal 1997 resulted from increased revenues, combined with the impact of cost reductions implemented during the year.

     The Company's net revenues continued to grow during each of the quarters in fiscal 1997, despite the cancellation of two significant projects during the last quarter of fiscal 1996 and the first quarter of fiscal 1997. The cancellation of these projects resulted from (a) one client's acquisition of an existing business which eliminated its need for Diamond's continued services in assisting the client in the establishment of a similar business and (b) the other client's cancellation of the business initiative for which the Company had been retained. The revenues from these two clients represented approximately $3.8 million in the quarter ended March 31, 1996 and, after such cancellations, represented approximately $1.5 million in the quarter ended June 30, 1996, $300,000 in the quarter ended September 30, 1996 and zero in the quarter ended December 31, 1996. At the time of these project cancellations, the Company was in the process of increasing the number of its client-serving professionals to support anticipated revenue growth. Accordingly, the lost revenue associated with these projects, together with the expanded capacity for future anticipated revenue growth, resulted in a higher than expected percentage of unassigned professionals during each of the quarters ended June 30, 1996 and September 30, 1996 and net losses in these quarters of $714,000 and $385,000, respectively. The Company responded to the impact of this lost revenue and reduced utilization of its client-serving professionals by evaluating its cost structure and eliminating, or deferring, certain planned spending and terminating certain non-client-serving professionals. At the same time, the Company elected to retain existing client-serving professionals so that it could be in a position to respond to anticipated future growth. Finally, the following compensation reductions were implemented to help the Company recover from the situation.

     - The Company eliminated employee bonuses for the year ending March 31, 1997.

     - The Partners agreed to a temporary 8.3% reduction in compensation for one year commencing with the quarter ending December 31, 1996.

     - Certain of the Partners forgave prior years' deferred compensation totaling approximately $485,000 during each of the quarters ended December 31, 1996 and March 31, 1997, which were recognized as a reduction in operating expenses in the respective periods.

     The Company's response to these project cancellations and the resulting business circumstances effectively reduced spending levels, while maintaining the consulting capacity required to support future growth. In the aggregate the Company reduced, or will reduce, its expense levels by approximately $800,000 in the quarter ended September 30, 1996, approximately $1.1 million in each of the quarters ended December 31, 1996, and March 31, 1997, and $200,000 in each quarter ending June 30, 1997 and September 30, 1997 as compared to the expense levels included in the quarter ended June 30, 1996.

     The Company's net revenues increased 42.6% to $37.6 million in 1997. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. For the year ended March 31, 1997, $18.3 million of revenue was derived from services delivered to new clients and $19.3 million related to the completion of projects or undertaking additional projects from the Company's client base of the previous fiscal year. The Company served 45 clients during 1997 (of which 16 were clients during the prior fiscal year) as compared to 24 clients during 1996.

     Project personnel and related expenses increased $6.6 million to $21.9 million during 1997. In aggregate, project personnel and related expenses increased 42.8% from the prior year due to the increase in the number of its client-serving professionals hired during the period to respond to anticipated future growth. The Company increased its client-serving professional staff from 115 at March 31, 1996 to 146 at March 31, 1997. As a percentage of net revenues, project personnel and related expenses increased slightly from 58.1% to 58.2% during fiscal 1997.

     Professional development and recruiting expenses increased from $4.6 million to $6.3 million or 36.7%, during fiscal 1997 due to the increase in recruiting and the training of a higher number of professional consultants. The increase also reflects the Company's continued emphasis on its investment in recruiting and training to support the growth of its business as partially offset by certain cost containment initiatives undertaken in response to the previously described project cancellations. As a percentage of net revenues, professional development and recruiting expenses decreased to 16.7% as compared to 17.4% during fiscal 1996.

     Marketing and sales expenses increased from $606,000 to $1.9 million during fiscal 1997. As a percentage of net revenues, these expenses increased from 2.3% to 5.1%, reflecting the Company's expanded investment in its marketing and sales programs.

     Management and administrative support expenses increased from $4.5 million to $6.3 million during fiscal 1997, or 42.3% as a result of the additional facilities, equipment and personnel necessary to support the company's growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased slightly from 17.0% to 16.9%.

FISCAL 1996 COMPARED TO FISCAL 1995

     The Company's net revenues increased 105.1% to $26.3 million in 1996, as compared to $12.8 million in 1995. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. For the year ended March 31, 1996, $6.9 million of revenue was derived from services delivered to new clients and $19.4 million related to the completion of projects or undertaking additional projects from the Company's client base of the previous fiscal year. The Company served 24 clients during 1996 (of which 12 were clients during the prior fiscal year) as compared to 16 clients during the same period in the prior year.

     Project personnel and related expenses increased from $8.4 million to $15.3 million or 83.4%. This reflects the increase in the number of professional consultants required to support the Company's growth during the period and to respond to anticipated future growth. In response to the Company's requirements for additional project personnel, the Company increased its number of client-serving professionals from 69 at March 31, 1995 to 115 at March 31, 1996. As a percentage of net revenues, these expenses decreased from 65.0% to 58.1% during 1996, reflecting the Company's improved utilization of its client-serving professionals relative to the preceding year.

     Professional development and recruiting expenses increased from $1.4 million to $4.6 million during 1996. As a percentage of net revenues, these expenses increased from 10.9% to 17.4% in 1996. This increase reflects the Company's emphasis on its investment in recruiting and training to support the growth of the business and to conduct internal training to support the assimilation and development of its highly skilled employee base.

     Marketing and sales expenses increased from $451,000 to $606,000, or 34.4% as a result of the Company's expanded investment in its marketing and sales programs. As a percentage of net revenues, these expenses decreased from 3.5% in 1995 to 2.3% in 1996.

     Management and administrative support expenses increased from $3.1 million to $4.5 million, or 43.5%, as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 24.2% to 17.0% as a result of the Company's improved operating leverage resulting from the Company's net revenue growth.

     The Company's effective tax rate of 19.6% in 1996 was lower than the federal statutory rate primarily due to the recognition of benefits not recognized during fiscal 1994 and 1995. The Company did not recognize these benefits in 1994 and 1995 because of its operating losses during those years, its limited operating history and the likelihood of their realization at the end of each of those fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finalized the Initial Public Offering on April 8, 1997, as previously noted. In connection with the Initial Public Offering, the Company sold 2,075,000 shares of Class A Common Stock generating net proceeds totaling approximately $10.1 million, of which $8.5 million was realized as of March 31, 1997. The remaining 1,600,000 shares of Class A Common Stock were sold by Safeguard and companies affiliated with Safeguard. The Company used $2.0 million of the proceeds from the Initial Public Offering to repay a loan from Safeguard. The remaining $8.1 million of these proceeds will be used for working capital, general corporate purposes and capital expenditures.

     Historically, the Company has used proceeds from the private sales of common stock and cash from operations to fund its operating and capital requirements. The Company expects that cash from operations and the proceeds from the Initial Public Offering will provide the principal sources of future liquidity for the Company. Variations in the Company's operating results have occurred in the past and any significant decreases in net income could adversely affect liquidity.

     The Company is currently experiencing a period of growth which could place a strain on the Company's financial resources. The Company expects to increase its client-serving professional staff in excess of 20% during the next 12 months. Although the Company's plans to hire personnel are driven in response to increased demand for the Company's consulting services, a portion of these expenses may be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. Capital expenditures for computer equipment, telecommunications equipment, and furniture and fixtures and leasehold improvements totaled $1.2 million during fiscal 1997 and $1.8 million during fiscal 1996. The Company anticipates that its capital expenditures for fiscal 1998 will approximate $1.5 million.

     The Company entered into a $2.0 million subordinated loan agreement with Safeguard on November 8, 1996 for general working capital purposes. In connection with this loan, the Company issued warrants to Safeguard for the purchase of 526,597 shares of the Company's Common Stock at $5.50 per share. The loan has a maturity date of November 1, 2001 but must be repaid in full upon the consummation of the Initial Public Offering and bears interest at rates which escalate 1.0% annually, starting at 6.0% in the initial year. The Company repaid this loan on April 11, 1997 with proceeds from the Initial Public Offering.

     The Company also obtained a revolving line of credit pursuant to the terms of a secured credit agreement from a commercial bank under which the Company may borrow up to $3.0 million at an annual interest rate based on the prime rate or based on the LIBOR rate plus 2.5%, at the Company's discretion. As of March 31, 1997, the Company had approximately $2.8 million available under this line of credit.

     The Company's billings for the year and quarter ended March 31, 1997 totaled $46.2 million and $14.6 million, respectively. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. The Company's gross accounts receivable of $5.1 million at March 31, 1997, represents 31 days of billings for the quarter ended March 31, 1997.

     The Company may expand its capabilities through the acquisition of other businesses that are complementary to the Company's business. A portion of the net proceeds from the Initial Public Offering may be used in the future for such acquisitions, although the Company is not currently engaged in active discussions with respect to any acquisition.

     The Company currently anticipates that the net proceeds received by the Company from the Initial Public Offering, together with amounts available under its current revolving line of credit, cash generated from operations and existing cash balances will be sufficient to satisfy its operating cash needs for fiscal 1998. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is contained in the financial statements and schedules set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Financial Statements Schedule" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Part III of this Annual Report on Form 10-K is incorporated by reference to portions of the Registrants definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company will be set forth in the forthcoming Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference or in an amendment to this Form 10-K. Information regarding the executive officers of the Company is included as
Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth in the forthcoming Proxy Statement under the heading "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be set forth in the Proxy Statement under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee report on Executive Compensation and the Performance Graph), or in an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be set forth in the forthcoming Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference, or in an amendment to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and transactions will be set forth in the forthcoming Proxy Statement, under the heading "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference, or in an amendment to this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules

     The financial statements and schedule listed in the index on page F-1 are filed as part of this Form 10-K on pages F-2 to F-13.

     All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

(c) Exhibits

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

 3.1**     Form of Restated Certificate of Incorporation of the
           Company.
 3.2**     Form of Amended and Restated By-laws of the Company.
10.1** Amended and Restated Diamond Technology Partners Incorporated 1994 Stock Option Plan, as amended.
10.2** Employment Agreement between Melvyn E. Bergstein and the Company, dated February 1, 1994, as amended.
10.3** Employment Agreement between Michael E. Mikolajczyk and the Company, dated April 18, 1994, as amended.
10.4** Employment Agreement between James C. Spira and the Company, dated November 1, 1995, as amended.
10.5** Employment Agreement between Christopher J. Moffitt and the Company, dated February 1, 1994, as amended.
10.6** Stock Purchase Agreement dated as of March 22, 1994 among the Company, Melvyn E. Bergstein, Christopher J. Moffitt, Safeguard Scientifics, Inc. and certain other investors, as amended.
10.7** Amended and Restated Voting and Stock Restriction Agreement dated as of April 1, 1996 among the Company, Technology Leaders L.P., Technology Leaders Offshore C. V., CIP Capital L.P., Safeguard Scientifics (Delaware), Inc. and certain of the shareholders of the Company.
10.8** Amended and Restated Partners Operating Agreement dated as of April 1, 1996 among the Company and the Partners of the Company.
10.9** Loan Agreement dated as of November 8, 1996 among the Company and Safeguard Scientifics (Delaware), Inc.
10.10** Amended and Restated Warrant Certificates to Purchase Common Stock dated as of November 8, 1996 among the Company and Safeguard Scientifics (Delaware), Inc.
10.11** Rights Agent Agreement among the Company, Safeguard Scientifics, Inc., Technology Leaders, CIP Capital L.P., Cambridge Technology Partners (Massachusetts), Inc., CompuCom Systems, Inc., Chase/Mellon Shareholder Services, L.L.C. and Mellon Bank, N.A.
10.12** Warrant Certificate to Purchase Common Stock dated as of January 31, 1997 between Safeguard Scientifics (Delaware), Inc. and the Company (Supersedes Exhibit 10.10)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.13**    Warrant Certificate to Purchase Common Stock dated as of
           January 31, 1997 between Capital, L.P. and the Company.
10.14**    Warrant Certificate to Purchase Common Stock dated as of
           January 31, 1997 between Technology Leaders FR Corp. and the
           Company.
10.15**    Warrant Certificate to Purchase Common Stock dated as of
           January 31, 1997 between Technology Leaders, L.P. and the
           Company.
11.1*      Statement Regarding Computation of Earnings Per Share.
21.1**     Subsidiaries of the Registrant.
27.1*      Financial Data Schedule.

-------------------------
 * Filed herewith
** Incorporated by reference to the corresponding exhibits filed with the Company's Registration Statement of Form S-1 (No. 333-17785)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                                  BY:
                                  ----------------------------------------------
                                                 Melvyn E. Bergstein
                                         Chairman, Chief Executive Officer,
                                                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE(S)                       DATE
                   ---------                                      --------                       ----

                                                    Chief Executive Officer, President       June 30, 1997
------------------------------------------------    (Principal Executive Officer),
              Melvyn E. Bergstein                   Chairman and Director

                                                    Senior Vice President, Chief             June 30, 1997
------------------------------------------------    Financial Officer and Treasurer
             Michael E. Mikolajczyk                 (Principal Financial and Accounting
                                                    Officer) and Director

                                                    Director                                 June 30, 1997
------------------------------------------------
             Christopher J. Moffit

                                                    Director                                 June 30, 1997
------------------------------------------------
               Donald R. Caldwell

                                                    Director                                 June 30, 1997
------------------------------------------------
               Edward R. Anderson

                                                    Director                                 June 30, 1997
------------------------------------------------
                    Alan Kay

                                                    Director                                 June 30, 1997
------------------------------------------------
                 James C. Spira

                                                    Director                                 June 30, 1997
------------------------------------------------
               John D. Loewenberg

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Consolidated Financial Statements:
     Independent Auditors' Report...........................    F-2
     Consolidated Balance Sheets as of March 31, 1997 and
      1996..................................................    F-3
     Consolidated Statements of Operations for the Years
      Ended March 31, 1997, 1996 and 1995...................    F-4
     Consolidated Statements of Stockholders' Equity for the
      Years Ended March 31, 1997, 1996 and 1995.............    F-5
     Consolidated Statements of Cash Flows for the Years
      Ended March 31, 1997, 1996
       and 1995.............................................    F-6
     Notes to Consolidated Financial Statements.............    F-7
Financial Statements Schedule:
     Independent Auditors' Report...........................    S-1
     Schedule II -- Valuation and Qualifying Accounts.......    S-2

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Diamond Technology Partners Incorporated:

     We have audited the accompanying consolidated balance sheets of Diamond Technology Partners Incorporated and subsidiary as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Technology Partners Incorporated and subsidiary as of March 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
April 18, 1997

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1996 AND 1997
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 1996       1997
                                                                 ----       ----
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 4,635    $ 8,184
  Cash in escrow from subscribed stock......................         --      9,363
  Accounts receivable, net of allowance of $270 and $566 as
     of March 31, 1996 and 1997, respectively...............      3,304      4,496
  Prepaid expenses..........................................      1,180        564
  Notes receivable from stockholder.........................        226         --
  Deferred income taxes.....................................         99        312
                                                                -------    -------
Total current assets........................................      9,444     22,919
Computers, equipment, and training software, net............      2,010      1,989
Other assets................................................         --        476
Deferred organization costs, net............................        161        110
                                                                -------    -------
Total assets................................................    $11,615    $25,494
                                                                =======    =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................    $   125    $ 2,000
  Accounts payable..........................................      1,155      1,609
  Accrued compensation......................................      1,089         --
  Deferred compensation.....................................      1,452         --
  Income taxes payable......................................         83        562
  Deferred revenue..........................................         --        710
  Accrued stock issuance costs..............................         --        609
  Other accrued liabilities.................................      1,143      1,704
                                                                -------    -------
Total current liabilities...................................      5,047      7,194
                                                                -------    -------
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares authorized,
     no shares issued.......................................         --         --
  Class A common stock, $.001 par value, 40,000 shares
     authorized, 3,370 issued in 1996 and 4,594 issued in
     1997...................................................          3          5
  Class B common stock, $.001 par value, 20,000 shares
     authorized, 4,505 issued in 1996 and 4,967 issued in
     1997...................................................          4          5
  Class A common stock subscribed, 1,755 shares.............         --      8,476
  Additional paid-in capital................................      6,844      9,329
  Notes receivable from sale of common stock................       (257)      (122)
  Retained earnings (deficit)...............................        (26)       607
                                                                -------    -------
Total stockholders' equity..................................      6,568     18,300
                                                                -------    -------
Total liabilities and stockholders' equity..................    $11,615    $25,494
                                                                =======    =======

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FISCAL YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1995       1996       1997
                                                                 ----       ----       ----
Net revenues................................................    $12,843    $26,339    $37,557
                                                                -------    -------    -------
Operating expenses:
  Project personnel and related expenses....................      8,351     15,312     21,863
  Professional development and recruiting...................      1,395      4,587      6,272
  Marketing and sales.......................................        451        606      1,928
  Management and administrative support.....................      3,108      4,460      6,348
                                                                -------    -------    -------
Total operating expenses....................................     13,305     24,965     36,411
                                                                -------    -------    -------
Income (loss) from operations...............................       (462)     1,374      1,146
Interest income.............................................        136        251        183
Interest expense............................................        (51)       (87)       (11)
                                                                -------    -------    -------
Income (loss) before taxes..................................       (377)     1,538      1,318
Income taxes................................................         --       (302)      (685)
                                                                -------    -------    -------
Net income (loss)...........................................    $  (377)   $ 1,236    $   633
                                                                =======    =======    =======
Net income (loss) per share of common stock.................    $ (0.05)   $  0.13    $  0.06
Shares used in computing net (income) loss per share of
  common stock..............................................      8,272      9,824     10,886

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FISCAL YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                                                    NOTES
                                                                                                  RECEIVABLE
                                                   CLASS A   CLASS B    CLASS A     ADDITIONAL   FROM SALE OF   RETAINED
                               CLASS A   CLASS B   COMMON    COMMON      STOCK       PAID-IN        COMMON      EARNINGS
                               SHARES    SHARES     STOCK     STOCK    SUBSCRIBED    CAPITAL        STOCK       (DEFICIT)
                               -------   -------   -------   -------   ----------   ----------   ------------   ---------
Balance at March 31, 1994...    1,100       825      $ 1       $ 1       $   --       $1,650        $  --        $  (885)
Issuance of stock...........    2,221     3,608        2         3           --        4,920          (91)            --
Purchase of stock...........       --       (41)      --        --           --          (37)          --             --
Net loss....................       --        --       --        --           --           --           --           (377)
                                -----     -----      ---       ---       ------       ------        -----        -------
Balance at March 31, 1995...    3,321     4,392        3         4           --        6,533          (91)        (1,262)
Issuance of stock...........       --       746       --         1           --          866         (257)            --
Purchase of stock...........       --      (584)      --        (1)          --         (555)          --             --
Conversion to Class A.......       49       (49)      --        --           --           --           --             --
Repayment of notes..........       --        --       --        --           --           --           91             --
Net income..................       --        --       --        --           --           --           --          1,236
                                -----     -----      ---       ---       ------       ------        -----        -------
Balance at March 31, 1996...    3,370     4,505        3         4           --        6,844         (257)           (26)
Stock issued and
  subscribed................      843       846        2         1        8,476        2,488         (120)            --
Purchase of stock...........       --        (3)      --        --           --           (3)          --             --
Conversion to Class A.......      381      (381)      --        --           --           --           --             --
Repayment of notes..........       --        --       --        --           --           --          255             --
Net income..................       --        --       --        --           --           --           --            633
                                -----     -----      ---       ---       ------       ------        -----        -------
Balance at March 31, 1997...    4,594     4,967      $ 5       $ 5       $8,476       $9,329        $(122)       $   607
                                =====     =====      ===       ===       ======       ======        =====        =======


                                 TOTAL
                              STOCKHOLDERS
                                 EQUITY
                              ------------
Balance at March 31, 1994...     $   767
Issuance of stock...........       4,834
Purchase of stock...........         (37)
Net loss....................        (377)
                                 -------
Balance at March 31, 1995...       5,187
Issuance of stock...........         610
Purchase of stock...........        (556)
Conversion to Class A.......          --
Repayment of notes..........          91
Net income..................       1,236
                                 -------
Balance at March 31, 1996...       6,568
Stock issued and
  subscribed................      10,847
Purchase of stock...........          (3)
Conversion to Class A.......          --
Repayment of notes..........         255
Net income..................         633
                                 -------
Balance at March 31, 1997...     $18,300
                                 =======

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                 1995       1996       1997
                                                                 ----       ----       ----
Cash flows from operating activities
  Net income (loss).........................................    $  (377)   $ 1,236    $   633
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................         74        367      1,290
     Deferred compensation (forgiven).......................      1,704        830       (967)
     Cancellation of notes receivable.......................         --         --        226
     Deferred income taxes..................................       (119)        21       (213)
     Changes in assets and liabilities:
       Accounts receivable..................................     (1,367)    (1,869)    (1,192)
       Prepaid expenses and other...........................       (289)      (860)       617
       Accounts payable.....................................        117        598        454
       Deferred compensation................................         --         --       (248)
       Accrued compensation.................................        137        929     (1,089)
       Deferred revenue.....................................         --         --        710
       Income taxes payable.................................        119        (37)       480
       Other accrued liabilities............................        322        532        603
                                                                -------    -------    -------
Net cash provided by operating activities...................        321      1,747      1,304
                                                                -------    -------    -------
Cash flows from investing activities:
     Capital expenditures, net..............................       (600)    (1,753)    (1,218)
     Organization costs.....................................        (51)        --         --
     Other assets...........................................         --         --       (476)
     Notes receivable.......................................       (163)       (63)        --
                                                                -------    -------    -------
Cash flows used in investing activities.....................       (814)    (1,816)    (1,694)
                                                                -------    -------    -------
Cash flows from financing activities:
     Proceeds from notes payable............................        300        175      2,250
     Repayment of notes payable.............................        (44)      (306)      (375)
     Stock issuance costs...................................       (173)        --       (403)
     Common stock issued and subscribed.....................      3,990        701     11,833
     Repurchase of common stock.............................        (38)      (556)        (3)
                                                                -------    -------    -------
Net cash provided by financing activities...................      4,035         14     13,302
                                                                -------    -------    -------
Net increase (decrease) in cash and cash equivalents........      3,542        (55)    12,912
Cash and cash equivalents at beginning of year..............      1,148      4,690      4,635
                                                                -------    -------    -------
Cash and cash equivalents at end of year....................    $ 4,690    $ 4,635    $17,547
                                                                =======    =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................    $    51    $    55    $    44
  Cash paid during the year for income taxes................         --        318        418
Supplemental disclosure for noncash investing and financing
  activities:
     Issuance of common stock for notes.....................    $    91    $   257    $   120
     Stock issuance costs accrued but not paid..............         --         --        609
     Deferred and incentive compensation applied to payment
       for common stock.....................................      1,218         --        155

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

     Diamond is a management consulting firm that devises and implements business strategies enabled by information technology ("IT") to improve its clients' competitive positions. The Company's clients are generally located throughout the United States.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary. All intercompany accounts and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.

  Revenue Recognition

     The Company recognizes revenues on contracts as work is performed, net of provisions for estimated uncollectible amounts. Actual uncollectible amounts are charged against this reserve when they become known. Out-of-pocket expenses are reimbursed by clients and are offset against expenses incurred.

  Computers, Equipment and Training Software

     Computers, equipment and training software are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the assets (generally three years) and is computed using the straight-line method. Costs capitalized for internally developed software include external consulting fees and employee salaries. Depreciation and amortization expense was $40,576, $316,692 and $1,239,571 for the years ended March 31, 1995, 1996, and
1997, respectively.

  Organization Costs

     Organization costs consist of legal fees related to the start-up of the Company. They are being amortized using the straight-line method over five years. Accumulated amortization at March 31, 1995, 1996 and 1997 was $39,740, $90,413 and $141,199 respectively.

  Cash and Cash Equivalents

     Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds and demand deposits.

  Significant Customers

     The Company had four customers which individually accounted for more than 10% of revenues for the year ended March 31, 1995. Collectively, these customers accounted for approximately 65% of revenues for the year ended March 31, 1995. The Company had three customers which individually accounted for more than 10% of accounts receivable and revenues as of and for the year ended March 31, 1996. Collectively, these customers accounted for 56% of accounts receivable and 51% of revenues as of and for the year ended March 31, 1996. The Company had two customers which individually accounted for more than 10% of accounts receivable and one which accounted for more than 10% of revenues as of and for the year ended March 31, 1997. Collectively, the two customers accounted for 38% of accounts receivable and the one customer accounted for 14% of revenues as of and for the year ended March 31, 1997.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled.

  Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of shares of common and common equivalent shares (stock options and warrants) outstanding unless anti-dilutive. As required by Staff Accounting Bulletin No. 83 issued by the Securities and Exchange Commission, common and common equivalent shares issued by the Company during the twelve-month period preceding the initial filing of the Registration Statement for the Company's Initial Public Offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and assuming the Initial Public Offering price).

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Financial Instruments

     The fair value of the Company's financial instruments approximates their carrying value.

(3) COMPUTERS, EQUIPMENT AND TRAINING SOFTWARE

     Computers, equipment and training software at March 31, 1996, and 1997 are summarized as follows ($ in thousands):

                                                                 1996      1997
                                                                 ----      ----
Computers and equipment.....................................    $1,131    $ 1,943
Training software...........................................     1,238      1,431
                                                                ------    -------
                                                                 2,369      3,374
Less accumulated depreciation and amortization..............      (359)    (1,385)
                                                                ------    -------
                                                                $2,010    $ 1,989
                                                                ======    =======

(4) NOTE RECEIVABLE FROM STOCKHOLDER

     The Company advanced money to an officer under a note arrangement that allowed for advances up to $500,000 bearing interest at a floating rate based on the applicable federal rate under the Internal Revenue Code of 1986. The note and accumulated interest totaled $225,819 at March 31, 1996. The Company canceled the full amount of the note during September of 1996.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

(5) COMMITMENTS

     The Company leases office space and equipment under various operating leases. As of March 31, 1997, the minimum future lease payments under operating leases with noncancelable terms in excess of one year are as follows (in thousands):

                   YEAR ENDING MARCH 31,
                   ---------------------
       1998.................................................    $1,251
       1999.................................................     1,002
       2000.................................................       881
       2001.................................................       760
       2002.................................................       524
       Thereafter...........................................        92
                                                                ------
                                                                $4,510
                                                                ======

     Rent expense under operating leases amounted to $140,426, $477,930 and $980,440 for the years ended March 31, 1995, 1996, and 1997 respectively.

     The Company is party to a standby letter of credit with a bank in support of the minimum future lease payments under the lease for permanent office space dated in the amount of $734,326 as of March 31, 1997, declining annually during the lease term. This letter is guaranteed as of March 31, 1997 by Safeguard Scientific, Inc. ("Safeguard") until the closing date of the Registration Statement filed in connection with the Initial Public Offering of the shares of the Company.

(6) NOTES PAYABLE AND LINE OF CREDIT

     Notes payable at March 31, 1996 consisted of an 8.4% term loan in the amount of $125,000 payable in monthly installments, including interest, that matured on December 31, 1996. Notes payable at March 31, 1997 consisted of a $2,000,000 loan from Safeguard. Interest on the outstanding principal balance of the loan accrues during the first year at an interest rate of 6%, payable quarterly. The Company is required to repay the loan from Safeguard upon the closing of the Initial Public Offering.

     The Company has an available line of credit of $3,000,000 with a commercial bank, which has been reduced by $210,181 to account for letters of credit and other contingent obligations of the Company currently outstanding. At March 31, 1997, all remaining amounts under this line of credit were available to the Company at the bank's prime rate. Any borrowings against this line will be secured by all the assets of the Company. The line of credit expires July 31, 1997 unless renewed.

(7) STOCKHOLDERS' EQUITY

  Stock Split, Stock Recapitalization and Initial Public Offering

     The Board of Directors authorized a 1.65 to 1 stock split in the form of a stock dividend effective February 18, 1997. All references in the financial statements to share and per share data have been adjusted to effect this stock split. Additionally, on February 18, 1997 the Company amended its certificate of incorporation to divide its common stock into two classes, Class A and Class B, and authorized 2,000,000 shares of Preferred Stock, par value $1.00 per share, the terms of which may be determined by the Board. Class A common stock is entitled to one vote per share and Class B common stock is entitled to five votes per share on all matters submitted to the vote of holders of Common Stock. Class B common stock may be owned beneficially or of record by employees of the Company or by the Company.

     On March 31, 1997, the Company completed its Initial Public Offering and sold 1,755,000 of its common shares at the price of $5.50 per share. The company realized $8,476,404 in connection with the sale after the payment of the underwriters commissions and other expenses of the offering. $2,000,000 of the net proceeds were used to repay a loan from Safeguard. In the offering an additional 1,600,000 shares were sold by

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED selling stockholders. Subsequent to year end, on April 8, 1997, the underwriters, pursuant to their exercise of the overallotment option, purchased an additional 320,000 shares of the Company's common stock at $5.50 per share. The Company's proceeds of these additional shares, net of expenses was $1,594,968.

  Warrants and Stock Options

     In March 1994, the Company granted warrants to Safeguard. The warrants allowed the holder to purchase up to 825,000 shares of stock at an exercise price of $1.21 per share. Safeguard subsequently transferred 330,000 of these warrants to certain of its affiliates. The Company had the right to require the warrant holders to exercise the warrants at any time following the completion of the Company's first full fiscal year of profitability. The Company satisfied this requirement during the fiscal year ended March 31, 1996 and issued 825,000 shares of Class A common stock in exchange for $1,000,000 pursuant to the provision of the warrants.

     In November 1996, the Company granted additional warrants to Safeguard. The warrants permit the holder to purchase up to 526,597 shares of stock at an exercise price of $5.50 per share and expire on November 1, 2001. On January 31, 1997, Safeguard transferred 285,415 of these warrants to certain of its affiliates.

     Under the Company's 1994 Stock Option Plan (the Plan), the Company may grant qualified incentive stock options to officers and employees of the Company. The Plan provides that options may not be granted at less than the fair market value of the Company's common stock at the date of grant. Options have been granted to officers which vest incrementally with 10%, 15%, 25%, 25% and 25% of the option vesting on the first through fifth anniversaries of the date of grant, respectively, and expire on the seventh anniversary of the date of grant. Options have been granted to employees which fully vest upon the third anniversary of the date of grant and expire on the fifth anniversary of the date of grant. Options have also been granted to employees which fully vest six months following the Initial Public Offering and expire on the fifth anniversary of the date of grant. The Company's Board of Directors has also granted non-qualified stock options to certain persons who were not employees on the date of grant and certain non-employee members of the Board of Directors, these non-qualified stock options vest over periods ranging from immediate to five years.

     The following table summarizes the transactions, both incentive and nonqualified, pursuant to the Plan.

                                                                                         WEIGHTED-AVERAGE
                                                       SHARES UNDER       RANGE OF        EXERCISE PRICE
                                                          OPTION           PRICES           PER SHARE
                                                       ------------       --------       ----------------
Balances, March 31, 1994...........................       138,600               $1.21         $1.21
  Granted..........................................       371,250                1.21          1.21
  Exercised........................................                                --            --
  Canceled.........................................            --                  --            --
                                                        ---------      --------------        ------
Balances, March 31, 1995...........................       509,850                1.21          1.21
  Granted..........................................       723,525        1.21 to 1.82          1.69
  Exercised........................................            --                  --            --
  Canceled.........................................      (117,150)               1.21          1.63
                                                        ---------      --------------        ------
Balances, March 31, 1996...........................     1,116,225        1.21 to 1.82          1.48
  Granted..........................................     2,204,042        1.82 to 5.50          3.22
  Exercised........................................            --                  --            --
  Canceled.........................................      (152,130)       1.21 to 5.45          2.02
                                                        ---------      --------------        ------
Balances, March 31, 1997...........................     3,168,137      $1.21 to $5.50         $2.66
                                                        =========      ==============        ======

     At March 31, 1997, 1996 and 1995, 198,249, 8,250 and 0 options were exercisable, respectively, under the Plan.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

     The following table summarizes information about stock options under the Plan at March 31, 1997:

                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
  -------------------------------------------------------------------   ----------------------------------
                      OPTIONS     WEIGHTED AVERAGE                      WEIGHTED NUMBER
     RANGE OF       OUTSTANDING      REMAINING       WEIGHTED AVERAGE   EXERCISABLE AT    WEIGHTED AVERAGE
  EXERCISE PRICE    AT 3/31/97    CONTRACTUAL LIFE    EXERCISE PRICE        3/31/97        EXERCISE PRICE
  --------------    -----------   ----------------   ----------------   ---------------   ----------------
           $1.21       590,700          3.11              $1.21             168,301            $1.21
            1.82     1,224,576          5.08               1.82              13,613             1.82
            2.27       111,706          6.59               2.27                  --             2.27
            3.18       672,570          5.50               3.18              16,335             3.18
            5.45       477,835          5.18               5.45                  --             5.45
            5.50        90,750          6.89               5.50                  --             5.50
  --------------     ---------         -----             ------             -------           ------
  $1.21 to $5.50     3,168,137          4.92              $2.66             198,249            $1.41
  ==============     =========         =====             ======             =======           ======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plan. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards under this plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced by $229,000 or $.02 per share in 1997 and $10,000 in 1996. The weighted average fair value of the options granted under the stock option plan in 1997 and 1996, calculated using the Black-Scholes pricing model, was $.70 and $.24, respectively. The following assumptions were used in the Black-Scholes pricing model for options granted in 1997 and 1996: risk-free interest rate ranging from 5.5% to 6.3%, estimated volatility of 35%, expected dividend yield 0% and an expected life of 1 to 5 years.

(8) INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                            1995     1996    1997
                                                            ----     ----    ----
Current:
  Federal...............................................    $  79    $156    $ 656
  Foreign...............................................       --      52      131
  State.................................................       40      73      111
                                                            -----    ----    -----
                                                              119     281      898
Deferred taxes..........................................     (119)     21     (213)
                                                            -----    ----    -----
                                                            $  --    $302    $ 685
                                                            =====    ====    =====

     The total tax provision differs form the amount computed by applying the Federal income tax rate of 34 percent to income (loss) before income taxes for the following reasons:

                                                            1995     1996     1997
                                                            ----     ----     ----
Federal income taxes at statutory rate..................    $(128)   $ 523    $448
Effect of permanent differences.........................       64       91     185
State income taxes, net of federal benefit..............       26       48      52
Effect of deferred tax benefits.........................       74     (371)     --
Other...................................................      (36)      11      --
                                                            -----    -----    ----
                                                            $  --    $ 302    $685
                                                            =====    =====    ====

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

     The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 1996 and 1997 are presented below (in thousands):

                                                                1996    1997
                                                                ----    ----
Deferred tax assets:
  Deferred compensation.....................................    $581    $ 33
  Other accruals............................................     372     748
                                                                ----    ----
Total gross deferred tax assets.............................     953     781
  Less valuation allowance..................................      --      --
                                                                ----    ----
Deferred tax assets, net of valuation allowance.............     953     781
                                                                ----    ----
Deferred tax liabilities:
  Accelerated depreciation..................................      45      70
  Capitalized assets........................................     412     239
  Accrued bonuses...........................................     341     128
  Other accruals............................................      56      32
                                                                ----    ----
Total deferred tax liabilities..............................     854     469
                                                                ----    ----
Net deferred income taxes...................................    $ 99    $312
                                                                ====    ====

     Management believes it is more likely than not that the deferred tax assets will be realized in the future.

(9) BENEFIT PLANS

  Deferred Compensation

     Certain officers of the Company previously agreed to defer a portion of their annual compensation under a deferred compensation program. The program provided that amounts deferred cannot be distributed prior to March 31, 1996 without approval by the Board of Directors. Amounts deferred under this program accrued interest at rates available to the Company from its bank and were immediately vested. Effective April 1, 1996, the Board of Directors elected to discontinue this program. Pursuant to an agreement entered into by all officers who had deferred compensation, approximately $967,000 was forgiven during the year ended March 31, 1997.

  401(k) Plan

     The Company has a noncontributory defined contribution plan covering substantially all of its employees. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company may elect to make contributions to this plan but to date has not done so.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table presents the unaudited quarterly financial information for fiscal 1997 and 1996 (in thousands except per share amounts):

                                                                           QUARTER ENDED
                                                             ------------------------------------------
                                                             JUNE 30    SEPT. 30    DEC. 31    MARCH 31
                                                             -------    --------    -------    --------
1997
---------------------------------------------------------
Revenues.................................................    $ 7,753     $8,336     $10,156    $11,312
Income (loss) from operations............................     (1,215)      (589)      1,235      1,715
Income (loss) before taxes...............................     (1,193)      (600)      1,306      1,805
Net income (loss)........................................       (714)      (385)        719      1,013
Net income (loss) per share..............................      (0.07)     (0.04)        .07        .09
1996
---------------------------------------------------------
Revenues.................................................    $ 5,863     $5,975     $ 6,918    $ 7,583
Income from operations...................................        363        149         433        429
Income before taxes......................................        388        199         476        475
Net income...............................................        312        159         383        382
Net income per share.....................................        .03        .02         .04        .04

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Diamond Technology Partners Incorporated

     We have audited the accompanying consolidated balance sheets of Diamond Technology Partners Incorporated and subsidiary as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended March 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
April 18, 1997

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      COLUMN A                           COLUMN B      COLUMN C     COLUMN D      COLUMN E
                      --------                          ----------    ----------    ---------     --------
                                                        BALANCE AT    CHARGED TO                 BALANCE AT
                                                        BEGINNING     COSTS AND                    END OF
          ALLOWANCES FOR DOUBTFUL ACCOUNTS              OF PERIOD      EXPENSES     DEDUCTION      PERIOD
          --------------------------------              ----------    ----------    ---------    ----------
For the Year Ended March 31, 1997...................     $269,812      $488,056      $192,227     $565,641

For the Year Ended March 31, 1996...................      512,000       654,840       897,028      269,812

For the Year Ended March 31, 1995...................           --       512,000            --      512,000

                                 EXHIBIT INDEX

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                               PAGE
-------                          -----------                           ------------

 3.1**   Form of Restated Certificate of Incorporation of the
         Company.....................................................
 3.2**   Form of Amended and Restated By-laws of the Company.........
10.1**   Amended and Restated Diamond Technology Partners
         Incorporated 1994 Stock Option Plan, as amended.............
10.2**   Employment Agreement between Melvyn E. Bergstein and the
         Company, dated February 1, 1994, as amended.................
10.3**   Employment Agreement between Michael E. Mikolajczyk and the
         Company, dated April 18, 1994, as amended...................
10.4**   Employment Agreement between James C. Spira and the Company, dated November 1, 1995, as amended..........................
10.5**   Employment Agreement between Christopher J. Moffitt and the
         Company, dated February 1, 1994, as amended.................
10.6** Stock Purchase Agreement dated as of March 22, 1994 among the Company, Melvyn E. Bergstein, Christopher J. Moffitt, Safeguard Scientifics, Inc. and certain other investors, as amended.....................................................
10.7** Amended and Restated Voting and Stock Restriction Agreement dated as of April 1, 1996 among the Company, Technology Leaders L.P., Technology Leaders Offshore C. V., CIP Capital L.P., Safeguard Scientifics (Delaware), Inc. and certain of the shareholders of the Company.............................
10.8** Amended and Restated Partners Operating Agreement dated as of April 1, 1996 among the Company and the Partners of the
         Company.....................................................
10.9**   Loan Agreement dated as of November 8, 1996 among the
         Company and Safeguard Scientifics (Delaware), Inc...........
10.10** Amended and Restated Warrant Certificates to Purchase Common Stock dated as of November 8, 1996 among the Company and
         Safeguard Scientifics (Delaware), Inc.......................
10.11** Rights Agent Agreement among the Company, Safeguard Scientifics, Inc., Technology Leaders, CIP Capital L.P., Cambridge Technology Partners (Massachusetts), Inc., CompuCom Systems, Inc., Chase/Mellon Shareholder Services,
         L.L.C. and Mellon Bank, N.A.................................
10.12** Warrant Certificate to Purchase Common Stock dated as of January 31, 1997 between Safeguard Scientifics (Delaware),
         Inc. and the Company (Supersedes Exhibit 10.10).............
10.13**  Warrant Certificate to Purchase Common Stock dated as of
         January 31, 1997 between Capital, L.P. and the Company......
10.14** Warrant Certificate to Purchase Common Stock dated as of January 31, 1997 between Technology Leaders FR Corp. and the
         Company.....................................................
10.15** Warrant Certificate to Purchase Common Stock dated as of January 31, 1997 between Technology Leaders, L.P. and the
         Company.....................................................
11.1*    Statement Regarding Computation of Earnings Per Share.......
21.1**   Subsidiaries of the Registrant..............................
27.1*    Financial Data Schedule.....................................

-------------------------

 * Filed herewith
** Incorporated by reference to the corresponding exhibits filed with the Company's Registration Statement of Form S-1 (No. 333-17785)