Form 10-K/A
period 1997-03-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 1997-07-29
CIK 924940

===============================================================================


                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                        ----------------------------

                                 FORM 10-K/A

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

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 1, 1997, there were 6,669,179 shares of Class A Common Stock and 4,917,622 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $70 million based upon the closing price of $10.75 per share on May 31, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                      None


===============================================================================

In order that the information required by Part III hereof be included in the Form 10-K rather than being incorporated by reference from Registrant's Definitive Proxy Statement, Diamond Technology Partners Incorporated, the undersigned Registrant (the "Company"), hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as follows:

1. The foregoing cover page to the Form 10-K is hereby amended to delete the entry under "Documents Incorporated by Reference" and to replace it with the word "NONE."

2. The box following the text "Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K." is not checked.

3. Part III of the Form 10-K is hereby amended to add the information required under Items 10, 11, 12, and 13 to read in its entirety as follows:

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the executive officers of the Company is included as
Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

     The directors of the Company are as follows:

NAME                          AGE  POSITION(S)
----                          ---  -----------

MELVYN E. BERGSTEIN(2)        55   CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF
                                   EXECUTIVE OFFICER AND PRESIDENT
CHRISTOPHER J. MOFFITT(3)(5)  42   SENIOR VICE PRESIDENT, SECRETARY AND DIRECTOR
MICHAEL E. MIKOLAJCZYK(1)     45   SENIOR VICE PRESIDENT, CHIEF FINANCIAL AND
                                   ADMINISTRATIVE OFFICER, TREASURER AND
                                   DIRECTOR
JAMES C. SPIRA(3)(4)          54   SENIOR VICE PRESIDENT AND DIRECTOR
DONALD R. CALDWELL(1)(4)(5)   51   DIRECTOR
EDWARD R. ANDERSON(3)(5)      50   DIRECTOR
JOHN D. LOEWENBERG(2)(4)      57   DIRECTOR
ALAN KAY(1)                   57   DIRECTOR
---------------
(1)  Term expires as of the 1997 Annual Meeting of Stockholders
(2)  Term expires as of the 1998 Annual Meeting of Stockholders
(3)  Term expires as of the 1999 Annual Meeting of Stockholders
(4)  Member of the Audit Committee
(5)  Member of the Compensation Committee

     Melvyn E. Bergstein co-founded the Company in January 1994 and has served as its Chairman, Chief Executive Officer and President since that time. From 1991 to 1993, Mr. Bergstein at various times served as vice chairman, executive vice president, president and co-chief executive officer, and a member of the board of directors of Technology Solutions Company, a publicly traded, Chicago-based systems integrator. From 1989 to 1991, he was senior vice president-systems integration for Computer Sciences Corporation. From 1968 to 1989, Mr. Bergstein held a number of positions with Arthur Andersen & Co.'s consulting division (now Andersen Consulting). While with Andersen Consulting, Mr. Bergstein served as partner from 1977 to 1989 and managing director of worldwide technology from 1985 to 1989. Mr. Bergstein served on Arthur Andersen's Board during the 1985 to 1989 period, and as chairman of Arthur Andersen's Consulting Oversight Committee during 1989. Mr. Bergstein received his bachelors degree from the University of Pennsylvania. Mr. Bergstein is also a member of the board of directors of Integrated Systems

Consulting Group, Inc., a publicly traded company and a Safeguard partnership company.

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

     Donald R. Caldwell, a Director of the Company since June 1994, has been the president and chief operating officer of Safeguard since February 1996 and a director of Safeguard since May 1996. Mr. Caldwell was an executive vice president of Safeguard from December 1993 to February 1996. Prior to such time, Mr. Caldwell was the president of Valley Forge Capital Group, Ltd., a business mergers and acquisition advisory firm that he founded, from April 1991 to December 1993 and an executive officer of a predecessor company of Cambridge Technology Partners (Massachusetts), Inc., a provider of information technology consulting and software development, from December 1989 to March 1991. Mr. Caldwell's prior positions included serving as a partner in the national office of Arthur Young & Co. (a predecessor to Ernst & Young, LLP). Mr. Caldwell serves on the board of directors of Integrated System Consulting Group, Inc. (one of the Safeguard partnership companies), Safeguard Scientifics, Inc., Compucom Systems, Inc. and Quaker Chemical Corp. Mr. Caldwell also serves on the boards of numerous privately held companies and other organizations such as the Pennsylvania Academy of Fine Arts, Episcopal Community Services, the Committee on Economic Development, and the Philadelphia Orchestra.

     Edward R. Anderson, a Director of the Company since June 1994, has been president, chief executive officer and a director of CompuCom Systems, Inc., a PC dealer and network integration company and a Safeguard partnership company since January 1994. He joined CompuCom as chief operating officer in August 1993. From 1988 to 1993, Mr. Anderson served as president and chief operating officer of ComputerLand Corporation. From 1984 to 1988, he served as vice president of marketing, chief financial officer, and as a member of the board of directors and the executive management team of the Computer Factory. Mr. Anderson began his career in 1974 as a financial analyst with W.R. Grace & Company, serving as director of real estate and vice president of planning and control for specialty retailing until 1980. He served as vice president of strategic planning and business development for a division of the American Express Company.

     John D. Loewenberg, a Director of the Company since October 1996, is currently managing partner and a consultant with JDL Enterprises, a consulting firm. Previously, Mr. Loewenberg was an executive vice president and chief operating officer of Connecticut Mutual, a life insurance company, from May 1995 through 1996. Prior to joining Connecticut Mutual, Mr. Loewenberg served as senior vice president of Aetna Life and Casualty, a multi-line insurer, and as chief executive officer of Aetna Information Technology, the information systems company of Aetna Life and Casualty, from March 1989 to May 1995. Mr. Loewenberg was chairman of Precision Systems, Inc. until April 1996 and is a director of CompuCom Systems, Inc., and Sanchez Computer Associates, Inc., two of Safeguard's partnership companies.

     Alan Kay, a Director of the Company since June 1996, is currently vice president of research and development for Walt Disney Imagineering, Inc. and is a Disney fellow. From 1984 to 1996, Dr. Kay was an Apple fellow at Apple Computer, Inc. From 1982 to 1984, he was chief scientist of Atari Corporation. From 1971 to 1982, he was a member of research staff, principal scientist, and Xerox fellow at the Xerox Palo Alto Research Center. From 1969 to 1971, he was a research associate and lecturer in computer science at Stanford University.

     The Board of Directors is divided into three classes. Each Director will serve for a term of three years and until his successor has been elected and qualified. The Board of Directors has an Audit Committee, which reviews and recommends to the Board internal accounting and financial controls for the Company and accounting principles and auditing practices and procedures to be employed in the preparation and review of financial statements. The Board of Directors also has a Compensation Committee, which reviews and recommends to the Board policies, practices and procedures relating to the compensation of managerial employees and the establishment and administration of employee benefit plans, except for stock option plans. The Company's By-laws provide that a majority of the Compensation Committee shall consist of members of the Board of Directors who are not officers or employees of the Company or any subsidiary of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

During fiscal year 1997, one report on behalf of Mr. Loewenberg (reporting two transactions) under Section 16(a) of the Securities Exchange Act of 1934 was filed late.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid or accrued in fiscal 1997 with respect to the Company's Chief Executive

Officer and all of its other executive officers at March 31, 1997
(collectively, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE


                                                ANNUAL COMPENSATION(1)        LONG TERM
                                               -------------------------    COMPENSATION
                                                                               AWARDS--
                                                                              SECURITIES
      NAME AND                         FISCAL               OTHER ANNUAL      UNDERLYING        ALL OTHER
 PRINCIPAL POSITION                     YEAR     SALARY     COMPENSATION       OPTIONS         COMPENSATION
---------------------                  ------  -----------  ------------  -------------------  ------------
MELVYN E. BERGSTEIN                     1997    $503,125       --                 --            $8,550(2)
CHAIRMAN, CHIEF EXECUTIVE               1996     480,000    127,207(3)            --             5,472(2)
OFFICER, AND PRESIDENT
CHRISTOPHER J. MOFFITT                  1997     431,250       --                 --             1,938(2)
SENIOR VICE PRESIDENT,                  1996     400,000    105,630(4)            --             1,938(2)
AND SECRETARY
MICHAEL E. MIKOLAJCZYK                  1997     383,333         --             37,529           3,306(2)
SENIOR VICE PRESIDENT,                  1996     360,000     92,548(5)          16,500           1,938(2)
CHIEF FINANCIAL AND
ADMINISTRATIVE OFFICER
AND TREASURER
JAMES C. SPIRA                          1997     479,169         --               --             5,472(2)
SENIOR VICE PRESIDENT                   1996     208,789(6)      --             74,250             456(2)

---------------
(1) The compensation described in this table does not include medical, group life insurance or other benefits received by the Named Officers which are available generally to all salaried employees of the Company and certain perquisites and other personal benefits, securities or property received by the Named Officers which do not exceed the lesser of $50,000 or 10% of the aggregate of any such Named Officer's salary and bonus in the fiscal year.
(2)  Represents excess group life insurance premiums paid.
(3) Includes $120,000 of deferred compensation earned but not paid during the year ended March 31, 1996 and $7,207 of interest on such cumulative amounts.
(4) Includes $100,000 of deferred compensation earned but not paid during the year ended March 31, 1996 and $5,630 of interest on such cumulative amounts.
(5) Includes $90,000 of deferred compensation earned but not paid during the year ended March 31, 1996 and $2,548 of interest on such cumulative amounts.

(6)  Represents a partial year as Mr. Spira joined the Company in November
     1995.


DEFERRED COMPENSATION

     From the inception of the Company through March 31, 1996, certain Partner's base salaries were reduced by a percentage which was to be paid at a future date, plus accrued interest. Amounts deferred under this program initially ranged from 20% to 40% of base salary and were subsequently revised to 20% of base salary effective April 1, 1995 for all participants. Certain amounts of this deferred compensation were exchanged for Common Stock in January 1995 and April 1996.

     After March 31, 1996, the deferral of compensation for these Partners was discontinued. As a result of the losses sustained by the Company in the first two quarters of fiscal 1997, each of these Partners agreed to waive their rights to deferred compensation if the Company does not achieve certain revenue targets in the third and fourth quarters of fiscal 1997. Pursuant to this agreement these Partners forgave prior years' deferred compensation totaling approximately $485,000 during each of the third and fourth quarters of fiscal 1997. The Company recognized these amounts as reductions in operating expenses in the respective periods.

EMPLOYMENT AGREEMENTS

     The Company entered into Employment Agreements with Mr. Bergstein, Mr. Moffitt, Mr. Mikolajczyk and Mr. Spira that provide for annual salaries and bonuses of up to 100% of annual salaries. The annual salaries are subject to annual reviews. The Employment Agreements are terminable at any time by either party and contain non-competition provisions, which last for 18 months following cessation of employment with the Company. In addition, the Employment Agreements prohibit the individuals from disclosing any of the Company's confidential information and require the individuals to disclose to the Company, and to grant ownership to the Company all ideas, inventions and business plans developed during the course of employment to the extent they relate to the business of the Company, result from work performed for the Company or result from use of any of the Company's property. Mr. Bergstein's agreement is dated February 1, 1994 and provides for a current annual salary of $525,000. Mr. Moffitt's agreement is dated February 1, 1994 and provides for a current annual salary of $450,000. Mr. Mikolajczyk's agreement is dated April 18, 1994 and provides for a current annual salary of $400,000. Mr. Spira's agreement is dated November 1, 1995 and provides for a current annual salary of $450,000. As a result of the losses sustained by the Company in the first two quarters of fiscal 1997, each of these Partners agreed to an 8.3% salary reduction for the twelve month period ending September 30, 1997.

STOCK OPTIONS

     The Company's Amended and Restated 1994 Stock Option Plan (the "Plan") provides for the grant to any employee of the Company of "incentive stock options" within the meaning of Section 422 of the Code. Under the Plan, the Company may grant options to purchase in the aggregate 8,910,000 shares of Common Stock, less (at the time of the grant of any option) all shares of Common Stock (i) theretofore issued, and all shares subject to options theretofore granted, to any party other than Safeguard Scientifics (Delaware), Inc., Technology Leaders Offshore C.V., CIP Capital L.P., Technology Leaders L.P., or any member thereof or transferee therefrom (collectively, the "Investor Group"), and (ii) all shares subject to any option granted pursuant to the Plan. In general, options granted under the Plan will be exercisable for Class B Common Stock. Optionees who exercise after termination of their employment, however, will receive Class A Common Stock and any shares of Class B Common Stock held by an optionee will become Class A Common Stock if the optionee ceases to be a permitted holder of Class A Common Stock. As of June 1, 1997, there were 3,541,348 shares of Class B Common Stock that may be issued under the Plan; shares previously issued to any party other than the Investor Group that are repurchased by the Company may increase this amount. To the extent an outstanding option expires or terminates unexercised or is canceled or forfeited, the shares of Common Stock subject to the unexercised, canceled or forfeited portion of such option shall again be available for issuance under the Plan. As of June 1, 1997, the Company had outstanding options to purchase in the aggregate 3,159,112 shares of Common Stock (net of any expired or terminated options) at a weighted average exercise price of $2.67 per share.

     The Company's Board of Directors has the power to select employees to whom options shall be granted under the Stock Option Plan and to determine the terms of each grant, including the number of shares of Common Stock subject to the option, the term of the option, the vesting schedule and the exercise price (which may not be less than the fair market value of a share of Common Stock on the date of grant). Options have been granted to Partners to purchase 895,950 shares of Common Stock which vest incrementally with 10%, 15%, 25%, 25% and 25% of the option vesting on the first through fifth anniversaries of the date of grant, respectively and expire on the seventh anniversary of the date of grant. Options have been granted to employees to purchase 1,190,204 shares of Common Stock which fully vest upon the third anniversary of the date of grant and expire on the fifth anniversary of the date of grant. Options to purchase 481,322 shares of Common Stock which provide for an acceleration of the vesting schedule to six months following the consummation of this Offering have been granted to Partners and employees.

     The Company's Board of Directors has also granted non-qualified stock options to purchase 591,636 shares of Common Stock to certain persons who were not employees on the date of grant and certain non-employee members of the Board of Directors. These non-qualified stock options have exercise prices equal to, or greater than, the fair market value on the date of grant with vesting over periods ranging from immediate to five years.

     The Board of Directors may alter, suspend or discontinue the Stock Option Plan in any respect whatsoever, provided, however, that certain amendments, as required by the Code with respect to incentive stock options, are subject to stockholder approval. The Stock Option Plan shall continue in effect until terminated by the Board of Directors or until there is no more stock as to which an option may be granted and no options are outstanding; provided, that all options must be granted thereunder within ten years of the effective date of the plan.

     The options granted under the Stock Option Plan are not transferable in any way other than upon the death of the employee. Shares issued upon the exercise of any option granted under the Stock Option Plan are subject to the terms and restrictions contained in the Voting and Stock Restriction Agreement.

     Under Section 162(m) of the Code, the Company may be precluded from claiming a federal income tax deduction for total remuneration in excess of $1,000,000 paid to the Chief Executive Officer or to any of the other four most highly compensated officers in any one year. Total remuneration would include amounts received upon the exercise of stock options granted under the Stock Option Plan. An exception does exist, however, for "performance-based compensation," including amounts received upon the exercise of stock options pursuant to a plan approved by stockholders that meets certain requirements. The Stock Option Plan is intended to meet the requirements of Treasury Regulation section 1.162-27(f), and the options granted under the Stock Option Plan are intended to meet the requirements of "performance-based compensation."

     The following table provides information on stock options granted by the Company in fiscal 1997 to the Named Officers. All Company option grants depicted below were made pursuant to the Stock Option Plan.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                    PERCENT OF                            REALIZABLE POTENTIAL
                                       TOTAL                                VALUE AT ASSUMED
                        NUMBER OF     OPTIONS                             ANNUAL RATE OF STOCK
                          SHARES    GRANTED TO                           PRICE APPRECIATION FOR
                        UNDERLYING   EMPLOYEES   EXERCISE                    OPTION TERM(1)
                         OPTIONS        IN       PRICE PER  EXPIRATION  ------------------------
         NAME            GRANTED    FISCAL YEAR    SHARE       DATE         5%           10%
----------------------  ----------  -----------  ---------  ----------  -----------  -----------
MELVYN E. BERGSTEIN         --          --          --          --          --           --
CHRISTOPHER J. MOFFITT      --          --          --          --          --           --
MICHAEL E. MIKOLAJCZYK    16,500        1%           $1.82   3/31/03        $12,225      $28,490
                           6,397        --           $3.18  10/31/03        $ 8,281      $19,299
                          14,632        1%           $2.27   10/31/03       $13,522      $31,511
JAMES C. SPIRA              --          --          --          --          --           --

(1) The amounts shown are calculated assuming that the Common Stock market value was equal to the exercise price per share as of the date of grant of the options. This value is the approximate price per share at which shares of the Common Stock would have been sold in private transactions on or about the date on which the options were granted. The dollar amounts under these columns assume a compounded annual market price increase for the underlying shares of the Common Stock from the date of grant to the end of the option term of 5% and 10%. This format is prescribed by the Commission and is not intended to forecast future appreciation of shares of the Common Stock. The actual value, if any, a Named Officer may realize will depend on the excess of the market price for shares of the Common Stock on the date the option is exercised over the exercise price. Accordingly, there is no assurance that the value realized by a Named Officer will be at or near the value estimated above.

     The following table sets forth information concerning options exercised during fiscal 1997 and the number and the hypothetical value of certain unexercised options of the Company held by the Named Officers as of March 31, 1997. This table is presented solely for purposes of complying with the Commission rules and does not necessarily reflect the amounts the optionees will actually receive upon any sale of the shares acquired upon exercise of the options.

                        AGGREGATED OPTION EXERCISES AND
                       LAST FISCAL YEAR-END OPTION VALUES


                                                  NUMBER OF SECURITIES
                                                 UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE-
                                                       OPTIONS AT                 MONEY OPTIONS AT
                          SHARES                     MARCH 31, 1997                MARCH 31, 1997
                         ACQUIRED     VALUE    --------------------------  ------------------------------
         NAME           ON EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----------------------  -----------  --------  -----------  -------------  --------------  --------------
MELVYN E. BERGSTEIN         --          --         --            --              --              --
CHRISTOPHER J. MOFFITT      --          --         --            --              --              --
MICHAEL E. MIKOLAJCZYK      --          --        1,650        52,379          6,897          213,725
JAMES C. SPIRA              --          --        7,425        66,825          31,037         279,329

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to the Company's Initial Public Offering on February 24, 1997 (the "IPO"), the Company did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions. Recommendations concerning the aggregate compensation of all of the Company's Partners (including its executive officers) were made to the Board of Directors by the Company's Chief Executive Officer and the Company's Management Committee. The Management Committee is a non-board operating committee which has been established by the Company pursuant to the terms of the Partners' Operating Agreement. Pursuant to the terms of the Partners' Operating Agreement, allocations among the Company's Partners (including its executive officers) were made by the Management Committee upon approval of the aggregate amount of such compensation by the Board of Directors and the approval of the actual allocations by at least seventy percent of the Company's Partners. The Company expects to generally continue these procedures except that the Compensation Committee of the Board of Directors (which was established concurrent with the IPO) will review and approve the aggregate recommendations made by the Chief Executive Officer and the Management Committee and the actual allocations of such amounts which will be granted to the Company's executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of June 1, 1997, (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Officer, and
(iv) all directors and executive officers of the Company as a group. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to five votes per share. Shares of Class B common stock are convertible immediately into shares of Class A common stock on a one-for-one basis, and accordingly, holders of Class B common stock are deemed to own the same number of shares of Class A common stock. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

                                                     BENEFICIAL OWNERSHIP(1)
                                                  ------------------------------
                                                  NUMBER OF SHARES   PERCENTAGE
                                                  ----------------   ----------
NAME AND ADDRESS(2)
-------------------
Melvyn E. Bergstein(3)..........................    5,064,573          43.7%
 (Includes 4,431,202 shares reflected solely as
 a result of Mr. Bergstein's right to vote such
 shares and 633,371 shares owned by Mr.
 Bergstein)                                         1,443,668          12.2
Safeguard Scientifics, Inc.(4)..................
 800 The Safeguard Building
 435 Devon Park Drive
 Wayne, PA 19087                                    1,249,689          10.6
Technology Leaders(5)...........................
 800 The Safeguard Building
 435 Devon Park Drive
 Wayne, PA 19087
Christopher J. Moffitt(6).......................      663,870           5.7
Michael E. Mikolajczyk(7).......................      526,846           5.5
James C. Spira(8)...............................      235,013           2.0
John D. Loewenberg..............................       13,500            *
Alan Kay(9).....................................       22,000            *
Donald R. Caldwell(10)..........................       14,467            *
Edward R. Anderson..............................       15,740            *
All executive officers and directors as a group
 (8 persons)(11)................................    5,207,126          44.8
---------------

 *    Less than 1% of the outstanding Common Stock
(1) Solely for the purpose of determining beneficial ownership herein, the number of shares of Common Stock deemed outstanding as of June 1, 1997 (i) assumes 11,586,801 shares of Common Stock were outstanding as of such date, and (ii) includes additional shares of Common Stock issuable pursuant to options or warrants held by such owner which may be exercised within 60 days after the date of June 1, 1997 ("presently exercisable options"), as set forth below.
(2) The address of each of Messrs. Bergstein, Moffitt and Mikolajczyk is 875 North Michigan Avenue, Suite 3000, Chicago, Illinois 60611.
(3) The shares of Common Stock include 4,917,622 shares of Class B common stock and 146,951 shares of Class A common stock and together represent 79.1% of the aggregate voting rights of the Common Stock. Includes 4,323,539 shares of Class B common stock and 107,663 shares of Class A common stock held by other persons who have granted Mr. Bergstein the right to vote such shares pursuant to the terms of irrevocable proxies. Mr. Bergstein is the record holder of 594,083 shares of Class B common stock and 39,288 shares of Class A common stock. Excludes 199,880 Shares of Class A Common Stock held in trust for certain members of the Bergstein family.
(4) The shares are Class A common stock and represent 4.6% of the aggregate voting rights of the Common Stock. Includes a warrant which is presently exercisable for 241,182 shares of Class A common stock and the shares of Common Stock owned by CompuCom Systems, Inc., of which Safeguard owns approximately 50% of the voting securities. The warrant and all shares of Class A common stock are held of record by Safeguard Scientifics (Delaware), Inc., a privately held subsidiary of Safeguard. Includes 153,690 shares of Common Stock granted by Safeguard to certain of its employees pursuant to a long-term incentive plan (the "LTIP Plan"). Safeguard will continue to exercise voting rights with respect to these shares until the occurrence of certain vesting requirements. Excludes all shares of Common Stock beneficially owned by Technology Leaders, in which Safeguard has a beneficial interest. Excludes all shares of Common Stock owned by Cambridge Technology Partners (Massachusetts), Inc. of which Safeguard owns approximately 21% of the voting securities. The largest shareholder of Safeguard is Warren V. Musser, the chairman and chief executive officer of Safeguard, who is the record holder of approximately 9.5% of the total Safeguard Common Shares outstanding.

(5) The shares are Class A common stock and represent 4.0% of the aggregate voting rights of the Common Stock. Includes warrants issued to Technology Leaders L.P. and Technology Leaders FR Corp., which are presently exercisable for 241,182 shares of Class A common stock.
(6) The shares include 623,600 shares of Class B common stock and 40,270 shares of Class A common stock. Mr. Moffitt has granted Mr. Bergstein all voting rights with respect to these shares pursuant to an irrevocable proxy. Excludes 84,250 Shares of Class A Common Stock held in trust for certain members of the Moffitt family.
(7) The shares include 517,283 shares of Class B common stock and 3,788 shares of Class A common stock. Mr. Mikolajczyk has granted Mr. Bergstein all voting rights with respect to these shares pursuant to an irrevocable proxy. Includes 5,775 shares of Common Stock issuable pursuant to presently exercisable options. Excludes 41,250 shares of Class A Common Stock held in trust for certain members of the Mikolajczyk family.
(8) The shares include 198,000 shares of Class B common stock and 29,588 shares of Class A common stock. Mr. Spira has granted Mr. Bergstein all voting rights with respect to these shares of Common Stock pursuant to an irrevocable proxy. Includes 7,425 shares of Common Stock issuable pursuant to presently exercisable options.
(9) Consists of 22,000 shares of Common Stock issuable pursuant to presently exercisable options.
(10) Excludes all shares of Common Stock beneficially owned by Safeguard. Mr. Caldwell serves as president and chief operating officer of Safeguard. Mr. Caldwell disclaims beneficial ownership of such shares. Excludes 28,050 shares of Common Stock allocated to Mr. Caldwell under the LTIP Plan, of which Mr. Caldwell has neither dispositive nor voting power.
(11) Includes, in the aggregate, 35,200 shares of Common Stock issuable pursuant to presently exercisable option.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Technology Leaders Management L.P., a limited partnership, is the sole general partner of Technology Leaders L.P. and a co-general partner of Technology Leaders Offshore C.V. Technology Leaders L.P. and Technology Leaders Offshore C.V. are venture capital funds that are required by their governing documents to make all investment, voting and disposition actions in tandem. Technology Leaders L.P. and Technology Leaders Offshore C.V. are referred to collectively in this Annual Report on Form 10K as "Technology Leaders." Technology Leaders Management L.P. has sole responsibility for all investment, voting and disposition decisions for Technology Leaders. The general partners of Technology Leaders Management L.P. are (i) Technology Leaders Management, Inc., a privately held subsidiary of Safeguard, (ii) TL Partners I, a general partnership among Technology Leaders Management, Inc. and the Managing Directors of Technology Leaders Management, Inc., other than Mark
J. DeNino, and (iii) four other corporations (the "TLA Corporations") owned by individuals, one of whom serves as a director of Safeguard, and three of whom are not currently otherwise affiliated with Safeguard or the Company. Technology Leaders Management L.P. is managed by an executive committee, by whose decisions the general partners have agreed to be bound, that consists of seven voting members including (i) Warren V. Musser, Robert E. Keith, Jr. and Gary J. Anderson, M.D., each of whom are designees of Technology Leaders Management, Inc., and (ii) one designee of each of the TLA Corporations. Clayton S. Rose is a non-voting member of that executive committee. Technology Leaders Management, Inc. is the administrative manager of Technology Leaders, subject to the control and direction of the executive committee of Technology

Leaders Management L.P. Mr. Musser is the chairman and Mr. Keith is president and chief executive officer of Technology Leaders Management, Inc. and Mr. Keith, Ira M. Lubert, Dr. Anderson, Mr. DeNino and Christopher Moller, Ph.D., are the managing directors of Technology Leaders Management, Inc. Mr. Keith, Mr. Lubert and Dr. Anderson are former officers of Safeguard and Mr. Keith is a director of Safeguard.

     Safeguard Scientifics (Delaware), Inc., a privately held subsidiary of Safeguard, is a limited partner in Technology Leaders L.P. holding 3.3% of the aggregate limited partnership interests in Technology Leaders L.P. Technology Leaders Management, Inc. holds directly or indirectly 31% of the general partnership interests in Technology Leaders Management L.P.

     In 1994, Safeguard, Technology Leaders and CIP purchased from the Company 1,512,501 shares, 1,512,501 shares and 274,999 shares, respectively, of the Common Stock at a purchase price of approximately $0.91 per share and Safeguard was granted a warrant (the "1994 Purchase Warrant") exercisable for 825,000 shares of Common Stock at an exercise price of $1.21 per share. Safeguard subsequently transferred to each of two of its partnership companies, CompuCom Systems, Inc. ("CompuCom") and Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge"), a portion of the 1994 Purchase Warrant, each portion covering the purchase of 165,000 shares of Common Stock. In the second quarter of fiscal 1997, Safeguard, CompuCom and Cambridge exercised in full their respective portions of the 1994 Purchase Warrant in accordance with its terms. As of June 1, 1997, Safeguard, Technology Leaders and CIP beneficially owned approximately 12.2%, 10.6% and 2.0%, respectively, of the Company's outstanding Common Stock and CompuCom and Cambridge each beneficially own approximately 0.9% of the Company's outstanding Common Stock.

     In December 1996, the Company adopted an Agreement and Plan of Recapitalization. Pursuant to such agreement, the Company reclassified (i) the shares of Common Stock of the Company held by Safeguard, Technology Leaders and all other nonemployee stockholders into shares of Class A common stock of the Company and (ii) the shares of Common Stock of the Company held by employee stockholders into shares of Class B common stock of the Company.

     On November 8, 1996, the Company borrowed $2.0 million from Safeguard, payable on November 1, 2001. Interest on the outstanding principal balance of the loan accrues during the first year at an annual interest rate of 6% and the interest rate increases as of each succeeding anniversary of the loan by one percentage point to a rate of 10% per year during the fifth year. Interest is payable quarterly during the term.

     In connection with the loan, the Company granted Safeguard a security interest in all of its assets. The obligations to repay the loan and the security interest are subordinated to the interests of the commercial bank which is the Company's principal lender. Notwithstanding the subordination, the Company was required to repay the loan from Safeguard upon the closing of the Initial Public Offering. Accordingly, this loan was repaid in full on April 10, 1997. As a condition to the making of the loan, the Company also granted Safeguard a warrant to purchase 526,597 shares of Common Stock at an exercise price of $5.50 per share. On January 31, 1997, Safeguard transferred warrants to purchase 241,182 shares of Common Stock to Technology Leaders L.P. and Technology Leaders FR Corp., and warrants to purchase 44,233 shares of Common Stock to CIP. The rights granted under the warrants expire on November 1, 2001.

     The Company has granted options to purchase Common Stock to certain non-employee Directors. In June 1996, Alan Kay received options to purchase

110,001 shares of Common Stock at an exercise price of $1.82 per share. In October 1996, John D. Loewenberg and Edward R. Anderson each received options to purchase 16,500 shares of Common Stock at an exercise price of $3.18 per share. All of these options vest over a period of five years.

CANCELLATION OF PROMISSORY NOTE

     Until being finally resolved by a global settlement among all parties in June 1996, Melvyn E. Bergstein, Chairman, Chief Executive Officer and President of the Company, the Company and others were involved in a lawsuit with Technology Solutions Company ("TSC"). Because of the nature of the claims by Mr. Bergstein and TSC, Mr. Bergstein and the Company were represented by the same counsel. During the course of the litigation, the Company and Mr. Bergstein each paid legal fees attributable to the litigation. Mr. Bergstein executed a promissory note, dated April 14, 1995, under which he agreed to pay certain of the fees paid by the Company, with interest, after the conclusion of the litigation. The Company subsequently determined, however, that the amounts due under the note more accurately reflected fees attributable to the Company's defense and settlement of these claims, and therefore the Company canceled the full amount ($226,402) due under the note and expensed this amount in the quarter ended September 30, 1996.

VOTING AND STOCK RESTRICTION AGREEMENT

     The Selling Stockholders and each employee-stockholder of the Company have agreed to be bound by the Amended and Restated Voting and Stock Restriction Agreement dated as of April 1, 1996 (the "Voting and Stock Restriction Agreement"). Any employee considering purchasing shares of the Common Stock from the Company must agree to become bound by and a party to the Voting and Stock Restriction Agreement (to the extent not already bound).

     The Voting and Stock Restriction Agreement provides for, among other things: (i) the grant of a proxy by each employee-stockholder of the Company to the Chief Executive Officer of the Company conveying the right to vote their shares of Common Stock, (ii) rights to purchase shares of employee-stockholders upon termination of employment; and (iii) rights of first offer of the Company to purchase shares (other than shares sold in the Offering) offered by any (A) employee-stockholder who is not also a Partner or
(B) of the Selling Stockholders (excluding any shares offered in the Offering); and (iv) restrictions on the transferability of certain shares of Common Stock.

PARTNERS' OPERATING AGREEMENT

     All of the Partners of the Company have agreed to be bound by the Partners' Operating Agreement. Each individual proposed to be hired as, or promoted to, a Partner, must agree to become bound by and a party to the Partners' Operating Agreement. The Partners' Operating Agreement provides for, among other things: (i) nomination procedures for the nomination of candidates to the office of Chief Executive Officer; (ii) procedures for the removal and retention of the Chief Executive Officer; (iii) procedure for the admission and removal of Partners; and (iv) the compensation of management personnel. In addition, the Partners' Operating Agreement provides that the Chief Executive Officer must be selected from among the Partners pursuant to the procedures set forth in such Agreement, subject to the right of the Company's Board of Directors to veto any such person nominated by the Partners. The Chief Executive Officer may be removed by the Board of Directors or for certain other specified reasons.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED



                                  BY:/s/ Melvyn E. Bergstein
                                     ------------------------------------
                                                  Melvyn E. Bergstein
                                         Chairman, Chief Executive Officer,
                                                       President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



        SIGNATURE                           TITLE                      DATE

/s/Melvyn E. Bergstein      Chief Executive Officer, President    July 29, 1997
----------------------      (Principal Executive Officer),
Melvyn E. Bergstein         Chairman and Director






/s/ Michael E. Mikolajczyk  Senior Vice President, Chief          July 29, 1997
--------------------------  Financial Officer and Treasurer
Michael E. Mikolajczyk      (Principal Financial and Accounting
                            Officer) and Director


/s/Christopher J. Moffitt
-------------------------   Director                              July 29, 1997
Christopher J. Moffit

/s/Donald R. Caldwell       Director                              July 29, 1997
------------------------
Donald R. Caldwell

/s/Edward R. Anderson       Director                              July 29, 1997
---------------------
Edward R. Anderson

                            Director                              July 29, 1997
---------------------
Alan Kay

/s/ James C. Spira          Director                              July 29, 1997
------------------
James C. Spira


/s/John D. Loewenberg       Director                              July 29, 1997
-----------------------
John D. Loewenberg