Form 10-Q
period 1997-06-30
DIAMOND TECHNOLOGY PARTNERS INC
filed 1997-08-13
CIK 924940

--------------------------------------------------------------------------------



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-26970

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         36-4069408
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

          875 N. MICHIGAN AVENUE, SUITE 3000, CHICAGO, ILLINOIS 60611
              (Address of Principal Executive Offices) (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (312) 255-5000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of July 31, 1997, there were 6,687,999 shares of Class A Common Stock and 4,917,622 shares of Class B Common Stock of the Registrant outstanding.


--------------------------------------------------------------------------------

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED
          QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED
                                 JUNE 30, 1997

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements


          Consolidated Balance Sheets as of June 30, 1997 and March 31, 1997 ....................    3

          Consolidated Statements of Operations for the Three Months Ended June 30, 1997 and 1996    4

          Consolidated Statements of Cash Flows for the Three Months Ended June 30, 1997 and 1996    5

          Notes to Consolidated Financial Statements ............................................    6


Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations       7




PART II - OTHER INFORMATION:

Item 6:  Exhibits and Reports of Form 8-K .......................................................   11

SIGNATURES ......................................................................................   12

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                               JUNE 30, MARCH 31,
                                                                                 1997     1997
                                                                               -------  -------
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents .................................................  $18,683   $8,184
  Cash in escrow from subscribed stock ......................................        -    9,363
  Accounts receivable, net of allowance of $660 and $566 as of June 30, 1997
    and March 31, 1997, respectively ........................................    4,719    4,496
  Prepaid expenses ..........................................................      407      564
  Deferred income taxes .....................................................      312      312
                                                                               -------  -------
Total current assets ........................................................   24,121   22,919

Computers, equipment, and training software, net ............................    1,872    1,989
Other assets ................................................................      529      476
Deferred organization costs, net ............................................       98      110
                                                                               -------  -------
Total assets ................................................................  $26,620  $25,494
                                                                               =======  =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Notes payable .............................................................   $    -   $2,000
  Accounts payable ..........................................................    1,887    1,609
  Accrued compensation ......................................................      802        -
  Income taxes payable ......................................................      419      562
  Deferred revenue ..........................................................      822      710
  Accrued stock issuance costs ..............................................        -      609
  Other accrued liabilities .................................................    1,929    1,704
                                                                               -------  -------
Total current liabilities ...................................................    5,859    7,194
                                                                               -------  -------

Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued        -        -
  Class A common stock, $.001 par value, 40,000 shares authorized, 6,669
    issued as of June 30, 1997 and 4,594 issued as of March 31, 1997 ........        7        5
  Class B common stock, $.001 par value, 20,000 shares authorized, 4,918
    issued as of June 30, 1997 and 4,967 issued as of March 31, 1997 ........        5        5
  Class A common stock subscribed, 1,755 shares .............................        -    8,476
  Additional paid-in capital ................................................   19,338    9,329
  Notes receivable from sale of common stock                                       (63)    (122)
  Retained earnings .........................................................    1,474      607
                                                                               -------  -------
Total stockholders' equity ..................................................   20,761   18,300
                                                                               -------  -------
Total liabilities and stockholders' equity ..................................  $26,620  $25,494
                                                                               =======  =======

          See accompanying notes to consolidated financial statements


                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  FOR THE QUARTER ENDED JUNE 30,
                                                                  ------------------------------
                                                                           1997     1996
                                                                           ----     ----
Net revenues ..........................................................  $12,101   $7,753
                                                                         -------   ------

Operating expenses:
 Project personnel and related expenses ...............................    6,726    5,423
 Professional development and recruiting ..............................    1,476    1,515
 Marketing and sales ..................................................      817      470
 Management and administrative support ................................    1,822    1,560
                                                                         -------  -------

Total operating expenses ..............................................   10,841    8,968
                                                                         -------  -------

Income (loss) from operations .........................................    1,260   (1,215)
Interest income .......................................................      219       43
Interest expense ......................................................      (8)      (21)
                                                                         -------  --------

Income (loss) before taxes ............................................    1,471   (1,193)
Income taxes ..........................................................    (604)      479
                                                                         -------  --------

Net income (loss) .....................................................  $   867  $  (714)
                                                                         =======  ========

Net income (loss) per share of common stock ...........................    $0.06   $(0.07)
Shares used in computing net (income) loss per share of common stock ..   13,822   10,194


         See accompanying notes to consolidated financial statements


                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE QUARTER ENDED JUNE 30,
                                                                       ------------------------------
                                                                             1997             1996
                                                                             ----             ----
Cash flows from operating activities
 Net income (loss) ................................................       $   867          $  (714)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ..................................           211              190
   Changes in assets and liabilities:
     Accounts receivable ..........................................          (223)            (836)
     Prepaid expenses and other ...................................           156             (818)
     Accounts payable .............................................           279              108
     Deferred compensation ........................................            --             (132)
     Accrued compensation .........................................           803             (682)
     Deferred revenue .............................................           112               --
     Income taxes payable .........................................          (144)             (83)
     Other accrued liabilities ....................................           101             (116)
                                                                           ------           ------
Net cash provided by (used in) operating activities ...............         2,162           (3,083)
                                                                           ------           ------
Cash flows from investing activities:
     Capital expenditures, net .....................................          (82)            (311)
     Other assets ..................................................          (54)              --
     Notes receivable ..............................................           --              (48)
                                                                           ------           ------
Net cash (used in) investing activities ............................         (136)            (359)
                                                                           ------           ------
Cash flows from financing activities:

     Proceeds from notes payable ...................................           --              250
     Repayment of notes payable ....................................       (2,000)             (48)
     Stock issuance costs ..........................................         (649)              --
     Common stock issued and subscribed ............................        1,819            1,380
     Repurchase of common stock ....................................          (60)              --
                                                                           ------           ------
Net cash provided by (used in) financing activities ................         (890)           1,582
                                                                           ------           ------
Net increase (decrease) in cash and cash equivalents                        1,136           (1,860)
Cash and cash equivalents at beginning of year                             17,547            4,635
                                                                           ------           ------
Cash and cash equivalents at end of quarter                               $ 18,683         $ 2,775
                                                                          ========         =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                              $      8         $     4
    Cash paid during the period for income taxes                               748             184

Supplemental disclosure for noncash investing and financing activities:
    Issuance of common stock for notes                                    $     --         $   145
    Deferred and incentive compensation applied to payment for
      common stock                                                              --             130

See accompanying notes to consolidated financial statements


                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A.   BASIS OF REPORTING

     The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three months ended June 30, 1997, are not necessarily indicative of results for the full year.

B.   NET INCOME PER SHARE

     Net income per share data is computed using the weighted average number of common shares outstanding, the assumed exercise of stock options and warrants (using the treasury stock method), and the assumed issuance of a stock dividend at the beginning of the quarter ended June 30, 1996 to effect a stock split. Primary and fully diluted income per share are the same for each period presented.

C.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. The Company is currently assessing the impact of SFAS 128.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income (SFAS
130)." The Company is required to adopt the new standard for interim and annual periods beginning after December 15, 1997, with earlier application permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company is currently evaluating the impact of SFAS 130.

     In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information (SFAS 131)." The Company is required to adopt this new standard for financial statements issued for periods beginning after December 15, 1997, with earlier application encouraged. SFAS 131 establishes standards for the way companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of SFAS 131.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in connection with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See "Forward Looking Statements" below.

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

RECENT DEVELOPMENTS

     The Company completed its offering of 3,675,000 shares of Class A Common Stock on April 8, 1997 (the "Initial Public Offering"). In connection with this offering, holders of Safeguard Scientifics, Inc., ("Safeguard") Common Stock and certain other direct purchasers received rights to purchase 3,355,000 shares of Class A Common Stock. 1,755,000 of these shares were offered by the Company and were subscribed as of March 31, 1997 and the remaining 1,600,000 of these shares were offered by Safeguard and certain other companies affiliated with Safeguard. Additionally, the underwriters elected to exercise their option to purchase 320,000 shares of Class A Common Stock from the Company at the closing on April 8, 1997, to cover over-allotments. The net proceeds for the subscribed shares totaling $8.5 million were realized on March 31, 1997. The Company also realized $1.6 million of net proceeds from the Underwriters, pursuant to their exercise of the overallotment option on April 8, 1997.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:




                                               FOR THE QUARTER ENDED JUNE 30,
                                               ------------------------------
                                                         1997    1996
                                                       ------  ------
          Net revenues ..............................   100.0%  100.0%
                                                        -----  ------
          Operating expenses:
           Project personnel and related expenses ...    55.6    70.0
           Professional development and recruiting ..    12.2    19.5
           Marketing and sales ......................     6.7     6.1
           Management and administrative support ....    15.1    20.1
                                                        -----  ------
            Total operating expenses ................    89.6   115.7
                                                        -----  ------
          Income (loss) from operations .............    10.4   (15.7)
          Interest income, net ......................     1.8     0.3
                                                        -----  ------
          Income (loss) before taxes ................    12.2   (15.4)
          Income taxes ..............................    (5.0)    6.2
                                                        -----  ------
          Net income (loss) .........................     7.2%   (9.2)%
                                                        =====  ======



QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

     The Company's net income improved $1.6 million during the current quarter as compared to the same period in the prior year. Fundamentally, the Company's income of $867,000 during the quarter ended June 30, 1997 improved from the net loss of $714,000 during the same period in the prior year as a result of increased revenues combined with an improvement in the utilization of unassigned professionals, partially offset by an increase in expenses required to support the Company's current and anticipated growth during the period.

     The Company's net loss in the year-earlier period resulted from two clients' cancellations of significant business initiatives during the last quarter of fiscal 1996 and the first quarter of fiscal 1997. The Company's revenues from these two clients declined significantly as a result of these cancellations. At the time of these project cancellations, the Company was in the process of increasing the number of its client-serving professionals to support anticipated revenue growth. Accordingly, the lost revenue associated with these projects, together with the expanded capacity for future anticipated revenue growth, resulted in a higher than expected percentage of unassigned professionals and a net loss of $714,000 during the quarter ended June 30, 1996.

     The Company responded to these project cancellations and the resulting business circumstances during the quarter ended September 30, 1997, effectively reducing spending levels, while maintaining the consulting capacity required to support future growth. In the aggregate the Company reduced, or will reduce, its expense levels by approximately $800,000 in the quarter ended September 30, 1996, $1.1 million in each of the quarters ended December 31, 1996, and March 31, 1997, $200,000 in the quarter ended June 30, 1997 and $200,000 in the quarter ending September 30, 1997 as compared to the expense levels included in the quarter ended June 30, 1996.

     The Company will be required to award bonuses to Partners and employees at the end of the fiscal year ending March 31, 1998 under its bonus programs if the Company's overall performance during the quarter ended June 30, 1997 is sustained for the remainder of the fiscal year. The Company has recognized bonus expense of $803,000 during the quarter ended June 30, 1997 as compared to $407,000 during the same period in the prior year.

     The Company's net revenues increased 56.1% to $12.1 million during the quarter ended June 30, 1997 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. For the quarter ended June 30, 1997, $1.2 million of revenue was derived from services delivered to new clients and $10.9 million related to the completion of projects or undertaking additional projects from the Company's client base of the previous fiscal year. The Company served 33 clients during the quarter ended June 30, 1997 (of which 23 were clients during the prior fiscal year) as compared to 17 clients during the same period in the prior year.

     Project personnel and related expenses increased $1.3 million to $6.7 million during the quarter ended June 30, 1997 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 24.0% from the same period in the prior year due to the increase in the number of its client-serving professionals hired during the period to respond to anticipated future growth, combined with the increase in bonus expense during the current period. The Company increased its client-serving professional staff from 116 at June 30, 1996 to 146 at June 30, 1997. As a percentage of net revenues, project personnel and related expenses decreased from 70.0% to 55.6% during fiscal 1997, reflecting the improvement in the utilization of unassigned professionals.

     Professional development and recruiting expenses were relatively unchanged during the quarter ended June 30, 1997 as compared to the same period in the prior year. The Company has continued its recruiting, training and development programs to support the growth of the business. As a percentage of net revenues, these expenses decreased to 12.2% as compared to 19.5% during the same period in the prior year as a result of the Company's improved operating leverage resulting from the Company's net revenue growth.

     Marketing and sales expenses increased from $470,000 to $817,000 during the quarter ended June 30, 1997 as compared to the same period in the prior year as a result of the Company's expanded investment in its brand image and the promotion of intellectual capital through the Diamond Exchange, the Company's executive learning forum for senior executives. As a percentage of net revenues, these expenses increased from 6.1% to 6.7%.

     Management and administrative support expenses increased from $1.6 million to $1.8 million during the quarter ended June 30, 1997 as compared to the same period in the prior year or 16.8% as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased
consulting capacity.   As a percentage of net revenues, these expenses
decreased from 20.1% to 15.1% as a result of the Company's improved operating leverage resulting from the Company's net revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finalized the Initial Public Offering on April 8, 1997, as previously noted. In connection with the Initial Public Offering, the Company sold 2,075,000 shares of Class A Common Stock generating net proceeds totaling approximately $10.1 million. The remaining 1,600,000 shares of Class A Common Stock were sold by Safeguard and companies affiliated with Safeguard. The Company used $2.0 million of the proceeds from the Initial Public Offering to repay a loan from Safeguard. The remaining $8.1 million of these proceeds will be used for working capital, general corporate purposes and capital expenditures.

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

     The Company also maintains a revolving line of credit pursuant to the terms of a secured credit agreement from a commercial bank under which the Company may borrow up to $3.0 million at an annual interest rate based on the prime rate or based on the LIBOR rate plus 2.5%, at the Company's discretion. As of June 30, 1997, the Company had approximately $2.8 million available under this line of credit.

     The Company's billings for the quarter ended June 30, 1997 totaled $15.4 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. The Company's gross accounts receivable of $5.4 million at June 30, 1997, represents 31 days of billings for the quarter.

     The Company may expand its capabilities through the acquisition of other businesses that are complementary to the Company's business. A portion of net proceeds from the Initial Public Offering may be used in the future for such acquisitions, although the Company is not currently engaged in active discussions with respect to any acquisitions.

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

FORWARD-LOOKING STATEMENTS

     Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words "anticipate", "believe", "estimate", "expect" or similar terminology used with respect to the Company and its management. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. Among the risks and uncertainties affecting the forward looking statements are the Company's ability to manage its rapid growth and keep pace with evolving technology, and the variability of the Company's quarterly operating results due to, among other things, variations in the number of active client projects.

PART II.   OTHER INFORMATION

                  Item 1 - 5  None


                  Item 6      Exhibits and Reports on Form 8-K


                              (a)  Exhibits

                                   11.  Statement Regarding Computation
                                        of Earnings per Share

                                   27.  Financial Data Schedule

                              (b)  Reports on Form 8-K

                                   None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DIAMOND TECHNOLOGY PARTNERS INCORPORATED



DATE:  August __, 1997       BY: /s/        MELVYN E. BERGSTEIN
                                --------------------------------------------
                                            Melvyn E. Bergstein
                                Chairman, Chief Executive Officer, President


DATE:  August __, 1997       BY: /s/    MICHAEL E. MIKOLAJCZYK
                                --------------------------------------------
                                        Michael E. Mikolajczyk
                    Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) and Director

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                                 EXHIBIT INDEX



EXHIBIT NO.                    DESCRIPTION
   11                 Computation of Earnings Per Share
   27                 Financial Data Schedule