Form 10-Q
period 1997-09-30
DIAMOND TECHNOLOGY PARTNERS INC
filed 1997-11-14
CIK 924940

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER:  000-26970

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED
             (Exact name of registrant as specified in its charter)


         DELAWARE                                         36-4069408
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                         Identification No.)


                       875 N. MICHIGAN AVENUE, SUITE 3000
                            CHICAGO, ILLINOIS 60611
              (Address of Principal Executive Offices) (Zip Code)

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

     As of October 31, 1997, there were 6,766,400 shares of Class A Common Stock and 5,014,368 shares of Class B Common Stock of the Registrant outstanding.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                         QUARTERLY REPORT ON FORM 10-Q
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION:

Item 1:   Financial Statements

          Consolidated Balance Sheets as of September 30, 1997 and March 31, 1997           3
          Consolidated Statements of Operations for the Three and Six Months
          Ended September 30, 1997 and 1996                                                 4
          Consolidated Statements of Cash Flows for the Six Months Ended
          September 30, 1997 and 1996                                                       5
          Notes to Consolidated Financial Statements                                        6

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                             7

PART II -- OTHER INFORMATION:

Item 6:   Exhibits and Reports on Form 8-K                                                 12

SIGNATURES                                                                                 13


                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  SEPTEMBER 30,     MARCH 31,
                                                                       1997           1997
                                                                       ----           ----
                                                                   (UNAUDITED)
                                ASSETS

Current assets:
 Cash and cash equivalents                                            $23,211         $8,184
 Cash in escrow from subscribed stock                                      --          9,363
 Accounts receivable, net of allowance of $564 and
  $566 as of September 30, 1997 and March 31, 1997,
  respectively                                                          5,363          4,496
 Prepaid expenses                                                         383            564
 Deferred income taxes                                                    312            312
                                                                      -------        -------
Total current assets                                                   29,269         22,919
Computers, equipment, and training software, net                        1,729          1,989
Other assets                                                              411            476
Deferred organization costs, net                                           85            110
                                                                      -------        -------
Total assets                                                          $31,494        $25,494
                                                                      =======        =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                                            $--         $2,000
 Accounts payable                                                       2,422          1,609
 Accrued compensation                                                   2,526             --
 Income taxes payable                                                     914            562
 Deferred revenue                                                       1,036            710
 Accrued stock issuance costs                                              --            609
 Other accrued liabilities                                              2,257          1,704
                                                                      -------        -------
Total current liabilities                                               9,155          7,194
                                                                      -------        -------
Stockholders' equity:
 Preferred Stock, $1.00 par value, 2,000 shares
  authorized, no shares issued                                             --             --
 Class A common stock, $.001 par value, 40,000 shares
  authorized, 6,734  issued as of September 30, 1997 and
  4,594 issued as of March 31, 1997                                         7              5
 Class B common stock, $.001 par value, 20,000 shares
  authorized, 4,924 issued as of September 30, 1997 and
  4,967 issued as of March 31, 1997                                         5              5
 Class A common stock subscribed, 1,755 shares                             --          8,476
 Additional paid-in capital                                            19,464          9,329
 Notes receivable from sale of common stock                              (44)          (122)
 Retained earnings                                                      2,907            607
                                                                      -------        -------
Total stockholders' equity                                             22,339         18,300
                                                                      -------        -------
Total liabilities and stockholders' equity                            $31,494        $25,494
                                                                      =======        =======



          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                     FOR THE QUARTER            FOR THE SIX MONTHS
                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                  ---------------------       ----------------------
                                                   1997          1996          1997           1996
                                                  -------       -------       -------       --------
Net revenues                                      $14,359        $8,336       $26,460        $16,089
                                                  -------       -------       -------       --------
Operating expenses:
  Project personnel and related expenses            7,872         5,291        14,598         10,714
  Professional development and recruiting           1,244         1,445         2,720          2,960
  Marketing and sales                                 872           423         1,689            893
  Management and administrative support             2,266         1,766         4,088          3,326
                                                  -------       -------       -------       --------
Total operating expenses                           12,254         8,925        23,095         17,893
                                                  -------       -------       -------       --------

Income (loss) from operations                       2,105         (589)         3,365        (1,804)
Interest income                                       284            31           503             74
Interest expense                                      (2)          (42)          (10)           (63)
                                                  -------       -------       -------       --------
Income (loss) before taxes                          2,387         (600)         3,858        (1,793)
Income taxes                                        (954)           215       (1,558)            694
                                                  -------       -------       -------       --------

Net income (loss)                                  $1,433        $(385)        $2,300       $(1,099)
                                                  =======       =======       =======       ========
Net income (loss) per share of common stock         $0.10       $(0.04)         $0.16        $(0.11)
Shares used in computing net income (loss)
  per share of common stock                        14,079        10,341        13,950         10,268

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                                                                           FOR THE SIX MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                      ----------------------------

                                                                                        1997                1996
                                                                                      --------            --------
Cash flows from operating activities:
  Net income (loss)                                                                   $  2,300            $ (1,099)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                                         423                 513
     Cancellation of note receivable                                                        --                 226
     Changes in assets and liabilities:
        Accounts receivable                                                               (867)               (241)
        Prepaid expenses and other                                                         181                (208)
        Accounts payable                                                                   813                 (22)
        Deferred compensation                                                               --                (116)
        Accrued compensation                                                             2,526              (1,089)
        Deferred revenue                                                                   326                  --
        Income taxes payable                                                               352                (992)
        Other accrued liabilities                                                          614                (290)
                                                                                      --------            --------
Net cash provided by (used in) operating activities                                      6,668              (3,318)
                                                                                      --------            --------
Cash flows from investing activities:
  Capital expenditures, net                                                               (139)               (733)
  Other assets                                                                            (119)                 --
                                                                                      --------            --------
Net cash used in investing activities                                                     (258)               (733)
                                                                                      --------            --------
Cash flows from financing activities:
  Proceeds from notes payable                                                               --                 250
  Repayment of notes payable                                                            (2,000)               (117)
  Stock issuance costs                                                                    (649)                 --
  Common stock issued and subscribed                                                     1,996               1,460
  Repurchase of common stock                                                               (93)                 (3)
                                                                                      --------            --------
Net cash provided by (used in) financing activities                                       (746)              1,590
                                                                                      --------            --------
Net increase (decrease) in cash and cash equivalents                                     5,664              (2,461)
Cash and cash equivalents at beginning of period                                        17,547               4,635
                                                                                      --------            --------
Cash and cash equivalents at end of period                                            $ 23,211            $  2,174
                                                                                      ========            ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                            $     10            $     31
  Cash paid during the period for income taxes                                           1,207                 164

Supplemental disclosure of noncash investing and
  financing activities:
  Issuance of common stock for notes                                                  $     --            $    201
  Deferred and incentive compensation applied to
    payment for common stock                                                                --                 130

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF REPORTING

     The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter and six months ended September 30, 1997, are not necessarily indicative of results for the full year.

B.  NET INCOME PER SHARE

     Net income per share data is computed using the weighted average number of common shares outstanding, the assumed exercise of stock options and warrants (using the treasury stock method), and the assumed issuance of a stock dividend at the beginning of the six months ended September 30, 1996 to effect a stock split. Primary and fully diluted income per share are the same for each period presented.

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

OVERVIEW

     Diamond Technology Partners Incorporated ("Diamond" or the "Company") is a management consulting firm that devises and implements business strategies enabled by information technology ("IT") to improve its clients' competitive positions. Diamond was founded upon, and continues to stress, a business culture in which strategic consulting and IT expertise are integrated to provide client solutions.

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

     The Company regularly reviews its fees for services, professional compensation and overhead costs to ensure that its services and compensation are competitive within the industry. In addition, Diamond periodically monitors the progress of client projects with client senior management. The Company manages activities of its professionals by closely monitoring engagement schedules and staffing requirements for new engagements. Because most of the Company's client engagements are, and may be in the future, terminable by the client without penalty, an unanticipated termination of a client project could require the Company to maintain underutilized employees. While professional staff must be adjusted to reflect active engagements, the Company must maintain a sufficient number of senior professionals to oversee existing client engagements and participate in the Company's sales efforts to secure new client assignments.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:


-


                                                               FOR THE QUARTER              FOR THE SIX MONTHS
                                                              ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                             ---------------------         ---------------------
                                                              1997           1996           1997           1996
                                                             ------         ------         ------         ------
Net revenues                                                  100.0%         100.0%         100.0%         100.0%
                                                             ------         ------         ------         ------
Operating expenses:
  Project personnel and related expenses                       54.8           63.5           55.2           66.6
  Professional development and recruiting                       8.6           17.3           10.3           18.4
  Marketing and sales                                           6.1            5.1            6.4            5.5
  Management and administrative support                        15.8           21.2           15.4           20.7
                                                             ------         ------         ------         ------
      Total operating expenses                                 85.3          107.1           87.3          111.2
                                                             ------         ------         ------         ------
Income (loss) from operations                                  14.7           (7.1)          12.7          (11.2)
Interest income, net                                            1.9           (0.1)           1.9            0.1
                                                             ------         ------         ------         ------
Income (loss) before taxes                                     16.6           (7.2)          14.6          (11.1)
Income taxes                                                   (6.6)           2.6           (5.9)           4.3
                                                             ------         ------         ------         ------
Net income (loss)                                              10.0%          (4.6)           8.7%          (6.8)%
                                                             ======         ======         ======         ======

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

     The Company's net income improved $1.8 million during the current quarter as compared to the same period in the prior year. The Company's net income of $1.4 million during the quarter ended September 30, 1997 improved from the net loss of $385,000 during the same period in the prior year as a result of increased revenues combined with an improvement in the utilization of its professionals, partially offset by an increase in expenses required to support the Company's growth during the period.

     The Company's net loss in the year-earlier period resulted primarily from two clients' cancellations of business initiatives during the last quarter of fiscal 1996 and the first quarter of fiscal 1997. The Company responded to these project cancellations and the resulting business circumstances during the quarter ended September 30, 1996, by reducing spending levels, including the elimination of its bonus programs for the year ended March 31, 1997, while maintaining the consulting capacity required to support growth. The Company has reinstated its bonus programs and will award bonuses to Partners and employees at the end of the fiscal year ending March 31, 1998 if the Company's overall performance during the six months ended September 30, 1997 is sustained for the remainder of the fiscal year. Accordingly, the Company recognized bonus expense of $1.7 million during the quarter ended September 30, 1997 as compared to a $407,000 reduction during the same period in the prior year.

     The Company's net revenues increased 72.3% to $14.4 million during the quarter ended September 30, 1997 as compared to the same period in the prior year. The increase in the Company's net revenues reflects the addition of new clients, as well as the leveraging of the Company's existing client base. For the quarter ended September 30, 1997, $4.3 million of revenue was derived from services delivered to new clients and $10.1 million related to the completion of projects or undertaking additional projects from the Company's client base of the previous fiscal year. The Company served 30 clients during the quarter ended September 30, 1997 (of which 16 were clients during the prior fiscal year) as compared to 25 clients during the same period in the prior year.

     Project personnel and related expenses increased $2.6 million to $7.9 million during the quarter ended September 30, 1997 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 48.8% from the same period in the prior year due to the increase in the number of client-serving professionals to respond to anticipated growth, combined with the reinstatement of the Company's bonus programs during the current year. The Company increased its client-serving professional staff from 145 at September 30, 1996 to 160 at September 30, 1997. As a percentage of net revenues, project personnel and related expenses decreased from 63.5% to 54.8% during fiscal 1998, reflecting the improvement in utilization of its professionals.

     Professional development and recruiting expenses decreased $201,000 during the quarter ended September 30, 1997 as compared to the same period in the prior year. This decrease reflects the Company's initial investment in certain Intellectual Capital programs during the quarter ended September 30, 1996. As a percentage of net revenues, these expenses decreased to 8.6% as compared to 17.3% during the same period in the prior year as a result of the Company's improved operating leverage resulting from the net revenue growth.

     Marketing and sales expenses increased from $423,000 to $872,000 during the quarter ended September 30, 1997 as compared to the same period in the prior year as a result of the Company's investment in its marketing and branding programs. The Company's marketing activities for the quarter were focused on (a) the development of its magazine, "Context", which will be launched in the quarter ending December 31, 1997, and (b) the promotion of Intellectual Capital through the Diamond Exchange, the Company's executive learning forum for senior executives. As a percentage of net revenues, these expenses increased from 5.1% to 6.1%.

     Management and administrative support expenses increased from $1.8 million to $2.3 million, or 28.3%, during the quarter ended September 30, 1997 as compared to the same period in the prior year. This increase resulted from the cost of additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity combined with the impact of the reinstatement of the bonus programs during the current year. As a percentage of net revenues, these expenses decreased from 21.2% to 15.8% as a result of the Company's improved operating leverage resulting from the net revenue growth.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996

     The Company's net income improved $3.4 million during the current six months as compared to the same period in the prior year. The Company's net income of $2.3 million during the six months ended September 30, 1997 improved from the net loss of $1.1 million during the same period in the prior year as a result of increased revenues combined with an improvement in the utilization of its professionals, partially offset by an increase in expenses required to support the Company's growth during the period.

     The Company's net loss in the year-earlier period resulted primarily from two clients' cancellations of business initiatives during the last quarter of fiscal 1996 and the first quarter of fiscal 1997. The Company responded to these project cancellations and the resulting business circumstances during the quarter ended September 30, 1996, by reducing spending levels, including the elimination of its bonus programs for the year ended March 31, 1997, while maintaining the consulting capacity to support growth. The Company has reinstated its bonus programs and will award bonuses to Partners and employees at the end of the fiscal year ending March 31, 1998 if the Company's overall performance during the six months ended September 30, 1997 is sustained for the remainder of the fiscal year. Accordingly, the Company has recognized bonus expense of $2.5 million during the six months ended September 30, 1997 as compared to no bonus in the prior year.

     The Company's net revenues increased 64.5% to $26.5 million during the six months ended September 30, 1997 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base. For the six months ended September 30, 1997, $5.5 million of revenue was derived from services delivered to new clients and $21.0 million related to the completion of projects or undertaking additional projects from the Company's client base of the previous fiscal year. The Company served 42 clients during the six months ended September 30, 1997 (of which 25 were clients during the prior fiscal year) as compared to 29 clients during the same period in the prior year.

     Project personnel and related expenses increased $3.9 million to $14.6 million during the six months ended September 30, 1997 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 36.3% from the same period in the prior year due to the increase in the number of client-serving professionals to respond to anticipated growth, combined with the impact of the reinstatement of the bonus program during the current year. The Company increased its client-serving professional staff from 145 at September 30, 1996 to 160 at September 30, 1997. As a percentage of net revenues, project personnel and related expenses decreased from 66.6% to 55.2% during fiscal 1998, reflecting the improvement in utilization of its professionals.

     Professional development and recruiting expenses decreased $240,000 during the six months ended September 30, 1997 as compared to the same period in the prior year. This decrease reflects the initial investment in certain Intellectual Capital programs during the quarter ended September 30, 1996. The Company has continued its recruiting and training programs to support the growth of the business. As a percentage of net revenues, these expenses decreased to 10.3% as compared to 18.4% during the same period in the prior year as a result of the Company's improved operating leverage resulting from the net revenue growth.

     Marketing and sales expenses increased from $893,000 to $1.7 million during the six months ended September 30, 1997 as compared to the same period in the prior year as a result of the Company's investment in its marketing and branding programs. The Company's marketing activities were focused on (a) the development of its magazine, "Context", which will be launched during the quarter ending December 31, 1997 and (b) the promotion of Intellectual Capital through the Diamond Exchange, the Company's executive learning forum for senior executives. As a percentage of net revenues, these expenses increased from 5.5% to 6.4%.

     Management and administrative support expenses increased from $3.3 million to $4.1 million , or 22.9%, during the six months ended September 30, 1997 as compared to the same period in the prior year. This increase resulted from the cost of additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity combined with the impact of the reinstatement of bonus programs in the current year. As a percentage of net revenues, these expenses decreased from 20.7% to 15.4% as a result of the Company's improved operating leverage resulting from the net revenue growth.


LIQUIDITY AND CAPITAL RESOURCES

     The Company finalized its initial public offering of common stock on April 8, 1997. In connection with the initial public offering, the Company sold 2,075,000 shares of Class A common stock generating net proceeds totaling approximately $10.1 million. An additional 1,600,000 shares of Class A common stock were sold by Safeguard Scientifics, Inc. (Safeguard) and its affiliated companies. The Company used $2.0 million of the proceeds from the initial public offering to repay a loan from Safeguard. The remaining $8.1 million of these proceeds will be used for working capital, general corporate purposes and capital expenditures. A portion of the net proceeds from the initial public offering may be used in the future to expand the Company's capabilities through the acquisition of other businesses that are complementary to the Company's business. The Company is not currently engaged in active discussions with respect to any acquisitions.

     The Company also maintains a revolving line of credit pursuant to the terms of a secured credit agreement from a commercial bank under which the Company may borrow up to $3.0 million at an annual interest rate based on the prime rate or based on the LIBOR rate plus 2.5%, at the Company's discretion. This line of credit has been reduced to account for letters of credit and other contingent obligations of the Company that are outstanding. As of September 30, 1997, the Company had approximately $2.2 million available under this line of credit.

     The Company's billings for the quarter ended September 30, 1997 totaled $18.2 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. The Company's gross accounts receivable of $5.9 million at September 30, 1997, represents 29 days of billings for the quarter.

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

FORWARD-LOOKING STATEMENTS

     Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words "anticipate", "believe", "estimate", "expect" or similar terminology used with respect to the Company and its management. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. Among the risks and uncertainties affecting the forward looking statements are the Company's ability to manage its rapid growth and keep pace with evolving technology, and the variability of the Company's quarterly operating results due to, among other things, variations in the number of active client projects, and the other risks described in "Risk Factors" in the registration statement on Form S-1 filed in connection with the initial public offering with the Securities and Exchange Commission (file No. 333-17785).

                          PART II.  OTHER INFORMATION

ITEM 1 - 5

     None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            11. Statement Regarding Computation of Net Income (Loss) Per Share of Common Stock

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




                                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED


Date:  November 14, 1997          By: MELVYN E. BERGSTEIN
                                  Melvyn E. Bergstein
                                  Chairman, Chief Executive Officer, President


Date:  November 14, 1997          By: MICHAEL E. MIKOLAJCZYK
                                  Michael E. Mikolajczyk
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer (Principal Financial and
                                  Accounting Officer) and Director

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                                 EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

         11                   Statement Regarding Computation of Net Income
                              (Loss) Per Share of Common Stock


         27                   Financial Data Schedule