Form 10-Q
period 1997-12-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 1998-02-17
CIK 924940

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED DECEMBER 31, 1997

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER:  000-22125

                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED
           (Exact name of registrant as specified in its charter)


          DELAWARE                                              36-4069408
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

     As of January 31, 1998, there were 6,892,093 shares of Class A Common Stock and 5,123,678 shares of Class B Common Stock of the Registrant outstanding.

                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED DECEMBER 31, 1997

                              TABLE OF CONTENTS

PART I  --   FINANCIAL INFORMATION:

Item 1:      Financial Statements

             Consolidated Balance Sheets as of December 31, 1997 and
               March 31, 1997                                                 3
             Consolidated Statements of Operations for the Three and
               Nine Months Ended December 31, 1997 and 1996                   4
             Consolidated Statements of Cash Flows for the Nine Months Ended
             December 31, 1997 and 1996                                       5
             Notes to Consolidated Financial Statements                       6

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            7

PART II  --  OTHER INFORMATION:

Item 6:    Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                   13

                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                         CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       DECEMBER 31,   MARCH 31,
                                                           1997         1997
                                                       ------------   ---------
                                                       (UNAUDITED)

                                   ASSETS
Current assets:
 Cash and cash equivalents                                $27,831     $ 8,184
 Cash in escrow from subscribed stock                          --       9,363
 Accounts receivable, net of allowance of $532 and
  $566 as of December 31, 1997 and March 31, 1997,
  respectively                                              3,856       4,496
 Prepaid expenses                                             371         564
 Deferred income taxes                                        312         312
                                                          -------     -------
Total current assets                                       32,370      22,919
Computers, equipment, and training software, net            1,619       1,989
Other assets                                                  508         476
Deferred organization costs, net                               77         110
                                                          -------     -------
Total assets                                              $34,574     $25,494
                                                          =======     =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                            $    --     $ 2,000
 Accounts payable                                           1,463       1,609
 Accrued compensation                                       4,490          --
 Income taxes payable                                         218         562
 Deferred revenue                                             923         710
 Accrued stock issuance costs                                  --         609
 Other accrued liabilities                                  2,612       1,704
                                                          -------     -------
Total current liabilities                                   9,706       7,194
                                                          -------     -------
Stockholders' equity:
 Preferred Stock, $1.00 par value, 2,000 shares
  authorized, no shares issued                                 --          --
 Class A common stock, $.001 par value, 40,000 shares
  authorized, 6,857 issued as of December 31, 1997 and
  4,594 issued as of March 31, 1997                             7           5
 Class B common stock, $.001 par value, 20,000 shares
  authorized, 5,033 issued as of December 31, 1997 and
  4,967 issued as of March 31, 1997                             5           5
 Class A common stock subscribed, 1,755 shares                 --       8,476
 Additional paid-in capital                                20,433       9,329
 Notes receivable from sale of common stock                  (208)       (122)
 Retained earnings                                          4,631         607
                                                          -------     -------
Total stockholders' equity                                 24,868      18,300
                                                          -------     -------
Total liabilities and stockholders' equity                $34,574     $25,494
                                                          =======     =======

         See accompanying notes to consolidated financial statements

                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                          FOR THE QUARTER   FOR THE NINE MONTHS
                                         ENDED DECEMBER 31,  ENDED DECEMBER 31,
                                         ------------------ -------------------
                                           1997      1996       1997    1996
                                           ----      ----       ----    ----
Net revenues                              $15,390  $10,156    $41,850  $26,245
                                          -------  -------    -------  -------
Operating expenses:
 Project personnel and related expenses     8,261    5,593     22,859   16,307
 Professional development and recruiting    1,728    1,518      4,448    4,478
 Marketing and sales                          689      296      2,378    1,189
 Management and administrative support      2,214    1,514      6,302    4,840
                                          -------  -------    -------  -------
Total operating expenses                   12,892    8,921     35,987   26,814
                                          -------  -------    -------  -------

Income (loss) from operations               2,498    1,235      5,863     (569)
Interest income                               327       47        830      121
Interest expense                               (-)      24        (10)     (39)
                                          -------  -------    -------  -------
Income (loss) before taxes                  2,825    1,306      6,683     (487)
Income taxes                               (1,101)    (587)    (2,659)     107
                                          -------  -------    -------  -------


Net income (loss)                         $ 1,724  $   719    $ 4,024  $  (380)
                                          =======  =======    =======  =======
Basic earnings (loss) per share of
  common stock                            $  0.15  $  0.08    $  0.35  $ (0.04)
Diluted earnings (loss) per share of
  common stock                            $  0.12  $  0.07    $  0.29  $ (0.04)
Shares used in computing basic earnings
  (loss) per share of common stock         11,801    9,505     11,659    9,391
Shares used in computing diluted earnings
  (loss) per share of common stock         14,255   11,062     14,052   10,439


         See accompanying notes to consolidated financial statements

                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                         FOR THE NINE MONTHS
                                                          ENDED DECEMBER 31,
                                                         -------------------
                                                            1997       1996
                                                         --------    -------
Cash flows from operating activities:
  Net income (loss)                                      $  4,024    $  (380)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                             642        884
    Cancellation of note receivable                            --        226
    Changes in assets and liabilities:
      Accounts receivable                                     640        144
      Prepaid expenses and other                              193        371
      Accounts payable                                       (146)        25
      Deferred compensation                                    --       (709)
      Accrued compensation                                  4,490     (1,089)
      Deferred revenue                                        213         --
      Income taxes payable                                   (134)      (406)
      Other accrued liabilities                             1,024         98
                                                         --------    -------
Net cash provided by (used in) operating activities        10,946       (836)
                                                         --------    -------
Cash flows from investing activities:
  Capital expenditures, net                                  (238)    (1,151)
  Other assets                                               (273)        --
                                                         --------    -------
Net cash used in investing activities                        (511)    (1,151)
                                                         --------    -------
Cash flows from financing activities:
  Proceeds from notes payable                                  --      2,250
  Repayment of notes payable                               (2,000)      (198)
  Stock issuance costs                                       (649)        --
  Common stock issued and subscribed                        2,591      2,432
  Repurchase of common stock                                  (93)        --
                                                         --------    -------
Net cash provided by (used in) financing activities          (151)     4,484
                                                         --------    -------
Net increase in cash and cash equivalents                  10,284      2,497
Cash and cash equivalents at beginning of period           17,547      4,635
                                                         --------    -------
Cash and cash equivalents at end of period               $ 27,831    $ 7,132
                                                         ========    =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               $     10    $    43
  Cash paid during the period for income taxes              2,793        298
Supplemental disclosure of noncash investing and
  financing activities:
  Issuance of common stock for notes                     $    235    $   201
Deferred and incentive compensation applied to
  payment for common stock                                     --        130

         See accompanying notes to consolidated financial statements

                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF REPORTING

     The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter and nine months ended December 31, 1997, are not necessarily indicative of results for the full year.

B.  EARNINGS PER SHARE

     The Company calculated earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which became effective during the quarter ended December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and diluted earnings per share.

     Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Both basic and diluted earnings per share include the assumed issuance of a stock dividend at the beginning of the nine months ended December 31, 1996 to effect a stock split.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:


                                          FOR THE QUARTER    FOR THE NINE MONTHS
                                         ENDED DECEMBER 31,   ENDED DECEMBER 31,
                                         ------------------  -------------------
                                           1997     1996         1997    1996
                                           ----     ----         ----    ----
Net revenues                               100.0%  100.0%       100.0%  100.0%
                                           -----   -----        -----   -----
Operating expenses:
  Project personnel and related expenses    53.7    55.1         54.6    62.1
  Professional development and recruiting   11.2    14.9         10.6    17.1
  Marketing and sales                        4.5     2.9          5.7     4.5
  Management and administrative support     14.4    14.9         15.1    18.4
                                          ------  ------       ------  ------
    Total operating expenses                83.8    87.8         86.0   102.1
                                          ------  ------       ------  ------
Income (loss) from operations               16.2    12.2         14.0    (2.1)
Interest income, net                         2.1     0.7          2.0     0.3
                                          ------  ------       ------  ------
Income (loss) before taxes                  18.3    12.9         16.0    (1.8)
Income taxes                                (7.1)   (5.8)        (6.4)    0.4
                                          ------  ------       ------  ------
Net income (loss)                           11.2%    7.1%         9.6%   (1.4)%
                                          ======  ======       ======  ======

QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996

     The Company's net income of $1.7 million during the quarter ended December 31, 1997 improved from $700,000 during the same period in the prior year as a result of increased revenues, combined with an improvement in the utilization of client-serving professionals, partially offset by an increase in expenses required to support the Company's growth during the period.

     The Company's results in the year-earlier period reflect the impact of the loss of two projects as a result of clients' cancellations of business initiatives during the last quarter of fiscal 1996 and the first quarter of fiscal 1997. The Company responded to these project cancellations and the resulting business circumstances during the quarter ended September 30, 1996, by reducing spending levels, including the elimination of its bonus programs for the year ended March 31, 1997, while maintaining the consulting capacity required to support growth. The Company has reinstated its bonus programs and will award bonuses to Partners and employees at the end of the fiscal year ending March 31, 1998 if the Company's overall performance during the nine months ended December 31, 1997 is sustained for the remainder of the fiscal year. Accordingly, the Company recognized bonus expense of $2.0 million during the quarter ended December 31, 1997 as compared to none during the same period in the prior year.

     The Company's net revenues increased 51.5% to $15.4 million during the quarter ended December 31, 1997 as compared to the same period in the prior year. The increase in the Company's net revenues reflects the addition of new clients, as well as the leveraging of the Company's existing client base. For the quarter ended December 31, 1997, $6.7 million of revenue was derived from services delivered to new clients and $8.7 million related to the completion of projects or the undertaking of additional projects from the Company's client base of the previous fiscal year. The Company served 35 clients during the quarter ended December 31, 1997 (of which 14 were clients during the prior fiscal year) as compared to 29 clients served during the same period in the prior year.

     Project personnel and related expenses increased $2.7 million, or 47.7%, to $8.3 million during the quarter ended December 31, 1997 as compared to the same period in the prior year. This increase resulted from an increase in the number of client-serving professionals to respond to anticipated growth, combined with the reinstatement of the Company's bonus programs during the current year. The Company increased its client-serving professional staff from 143 at December 31, 1996 to 162 at December 31, 1997. As a percentage of net revenues, project personnel and related expenses decreased from 55.1% to 53.7% during fiscal 1997, reflecting the improvement in utilization of its client-serving professionals.

     Professional development and recruiting expenses increased $210,000 during the quarter ended December 31, 1997 as compared to the same period in the prior year. This increase reflects the Company's training of a higher number of client-serving professionals, combined with the reinstatement of the Company's bonus programs during the current year. As a percentage of net revenues, these expenses decreased to 11.2% as compared to 14.9% during the same period in the prior year as a result of the Company's improved operating leverage resulting from the net revenue growth.

     Marketing and sales expenses increased from $296,000 to $689,000 during the quarter ended December 31, 1997 as compared to the same period in the prior year as a result of the Company's investment in its marketing and branding programs. The Company's marketing activities for the quarter were focused on
(a) the development of its magazine, "Context", which was launched in the quarter ended December 31, 1997, and (b) the promotion of intellectual capital through the Diamond Exchange, the Company's executive learning forum for senior executives. As a percentage of net revenues, these expenses increased from 2.9% to 4.5%.

     Management and administrative support expenses increased from $1.5 million to $2.2 million, or 46.2%, during the quarter ended December 31, 1997 as compared to the same period in the prior year. This increase resulted from the cost of additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity, combined with the impact of the reinstatement of the bonus programs during the current year. As a percentage of net revenues, these expenses decreased from 14.9% to 14.4% as a result of the Company's improved operating leverage resulting from the net revenue growth.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

     The Company's net income improved $4.4 million during the nine months ended December 31, 1997 as compared to the same period in the prior year. The Company's net income of $4.0 million during the nine months ended December 31, 1997 improved from the net loss of $380,000 during the same period in the prior year as a result of increased revenues combined with an improvement in the utilization of client-serving professionals, partially offset by an increase in expenses required to support the Company's growth during the period.

     The Company's net loss in the year-earlier period resulted primarily from the loss of two projects as a result of clients' cancellations of business initiatives during the last quarter of fiscal 1996 and the first quarter of fiscal 1997. The Company responded to these project cancellations and the resulting business circumstances during the quarter ended September 30, 1996, by reducing spending levels, including the elimination of its bonus programs for the year ended March 31, 1997, while maintaining the consulting capacity required to support growth. The Company has reinstated its bonus programs and will award bonuses to Partners and employees at the end of the fiscal year ending March 31, 1998 if the Company's overall performance during the nine months ended December 31, 1997 is sustained for the remainder of the fiscal year. Accordingly, the Company has recognized bonus expense of $4.5 million during the nine months ended December 31, 1997 as compared to the comparable period in the prior year. The amount of the bonus expense for the full fiscal year will depend on the Company's results of operations and other measures for the remainder of the fiscal year.

     The Company's net revenues increased 59.5% to $41.9 million during the nine months ended December 31, 1997 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base. For the nine months ended December 31, 1997, $12.1 million of revenue was derived from services delivered to new clients and $29.8 million related to the completion of projects or the undertaking of additional projects from the Company's client base of the previous fiscal year. The Company served 54 clients during the nine months ended December 31, 1997 (of which 26 were clients during the prior fiscal year) as compared to 39 clients served during the same period in the prior year.

     Project personnel and related expenses increased $6.6 million, or 40.2%, to $22.9 million during the nine months ended December 31, 1997 as compared to the same period in the prior year. This increase resulted from an increase in the number of client-serving professionals to respond to anticipated growth, combined with the impact of the reinstatement of the bonus program during the current year. The Company increased its client-serving professional staff from 143 at December 31, 1996 to 162 at December 31, 1997. As a percentage of net revenues, project personnel and related expenses decreased from 62.1% to 54.6% during fiscal 1998, reflecting the improvement in utilization of its client-serving professionals.

     Professional development and recruiting expenses decreased $30,000 during the nine months ended December 31, 1997 as compared to the same period in the prior year. This decrease reflects the initial investment in certain intellectual capital programs during the nine months ended December 31, 1996, partially offset by the Company's training of a higher number of client-serving professionals during the nine months ended December 31, 1997. The Company has continued its recruiting and training programs to support the growth of the business. As a percentage of net revenues, these expenses decreased to 10.6% as compared to 17.1% during the same period in the prior year as a result of the Company's improved operating leverage resulting from the net revenue growth.

     Marketing and sales expenses increased $1.2 million to $2.4 million during the nine months ended December 31, 1997 as compared to the same period in the prior year as a result of the Company's investment in its marketing and branding programs. The Company's marketing activities in the current fiscal year were focused on (a) the development of its magazine, "Context", which was launched during the quarter ended December 31, 1997 and (b) the promotion of Intellectual Capital through the Diamond Exchange, the Company's executive learning forum for senior executives. As a percentage of net revenues, these expenses increased from 4.5% to 5.7%.

     Management and administrative support expenses increased from $4.8 million to $6.3 million, or 30.2%, during the nine months ended December 31, 1997 as compared to the same period in the prior year. This increase resulted from the cost of additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity, combined with the impact of the reinstatement of bonus programs in the current year. As a percentage of net revenues, these expenses decreased from 18.4% to 15.1% as a result of the Company's improved operating leverage resulting from the net revenue growth.


LIQUIDITY AND CAPITAL RESOURCES

     The Company closed its initial public offering of common stock in April 1997 and received net proceeds totaling approximately $10.1 million. The Company used $2.0 million of the proceeds from the initial public offering to repay a loan from Safeguard Scientifics, Inc..

     The Company also maintains a revolving line of credit pursuant to the terms of a secured credit agreement from a commercial bank under which the Company may borrow up to $3.0 million at an annual interest rate based on the prime rate or based on the LIBOR rate plus 2.5%, at the Company's discretion. This line of credit has been reduced to account for letters of credit and other contingent obligations of the Company that are outstanding. As of December 31, 1997, the Company had approximately $2.3 million available under this line of credit.

     The Company's billings for the quarter ended December 31, 1997 totaled $17.8 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. The Company's gross accounts receivable of $4.4 million at December 31, 1997, represents 22 days of billings for the quarter.

     The Company currently anticipates that the its cash resources, together with amounts available under its current revolving line of credit and cash generated from existing operations will be sufficient to satisfy its operating cash needs for the next twelve months. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

YEAR 2000 ISSUES

     Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company has reviewed the potential impact of the Year 2000 Issue on its operations and has concluded that it will not be material.

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




                              DIAMOND TECHNOLOGY PARTNERS INCORPORATED


Date:  February 17, 1998      By: MELVYN E. BERGSTEIN
                              Melvyn E. Bergstein
                              Chairman, Chief Executive Officer, President


Date:  February 17, 1998      By: MICHAEL E. MIKOLAJCZYK
                              Michael E. Mikolajczyk
                              Senior Vice President, Chief Financial Officer
                              and Treasurer (Principal Financial and
                              Accounting Officer) and Director

                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                                EXHIBIT INDEX



EXHIBIT
  NO.          DESCRIPTION
  ---          -----------
    11         Statement Regarding Computation of Earnings Per Share

    27         Financial Data Schedule
