Form 10-K
period 1998-03-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 1998-06-25
CIK 924940

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                    OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 31, 1998, there were 9,130,415 shares of Class A Common Stock and 4,117,926 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $210 million based upon the closing price of $23.25 per share on May 29, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

================================================================================

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.
Item 1.       Business....................................................     3
Item 2.       Properties..................................................    12
Item 3.       Legal Proceedings...........................................    12
Item 4.       Submission of Matters to a Vote of Security Holders.........    12
Item 4A.      Executive Officers of the Registrant........................    12
PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................    14
Item 6.       Selected Financial Data.....................................    15
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation....................................    16
Item 8.       Financial Statements and Supplementary Data.................    20
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    20
PART III
Item 10.      Directors and Executive Officers of the Registrant..........    21
Item 11.      Executive Compensation......................................    21
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................    21
Item 13.      Certain Relationships and Related Transactions..............    21
PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports of Form
              10-K........................................................    21

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Diamond Technology Partners Incorporated (the "Company" or "Diamond") is a management consulting firm that synthesizes business strategy with IT to create innovative "digital strategies" for leading national and multinational corporations. Diamond was founded upon a belief that effective digital strategies can be conceived only when strategy and technology are considered in tandem, not in sequence. Once conceived, the Company believes such strategies must be implemented rapidly in order to maximize competitive benefits.

     The Company works with its clients to help them understand, develop and then manage the implementation of digital strategies. The Company leads its clients through a process which broadens their understanding of the ways IT can be used strategically to gain competitive advantage in their markets. Diamond's professionals, working closely with client personnel, perform thorough analyses of the client's current business with a focus on alternative IT-driven business strategies. When an appropriate strategy has been developed, Diamond's professionals provide important management oversight of the strategy implementation process, which generally includes design, deployment and integration of IT solutions together with modification of business processes and organizational structure. Throughout the entire process, Diamond transfers relevant knowledge to the client organization.

INDUSTRY BACKGROUND

     Many leading corporations face a rapidly changing business environment and new competitive pressures. Success in the midst of change requires mastering increasing complexity, adapting products and services to dynamic market conditions, reducing costs and improving quality. IT is increasingly being used in a variety of innovative, strategic ways to create new businesses, products and services, open new sales and marketing channels and provide cost reduction and time-to-market advantages. For instance, technology has enabled book retailing to be accomplished in cyberspace, with no physical retail presence. Stocks and bonds can be purchased and sold on a home computer at negligible cost. Packages can be delivered overnight, with each step in the journey traceable through the Internet. As IT takes on a more prominent role as a driver of business strategy, it also creates new competitors, eliminates established sales and marketing channels, and shortens research and development cycles.

     Business leaders no longer view IT solely as a support function, but often struggle to incorporate the potential that technology holds as a driver of business strategies. Many senior executives realize that they do not have the internal expertise and capability to define and address challenges presented by blending strategy and IT. Historically, these organizations have had two options: (i) hire two separate firms (a strategic management consultant to define the problem and a systems integrator to provide a solution) or (ii) hire a full-service firm that offers both management consulting and systems integration services.

     When hiring separate firms, a management consultant first works with the senior management of the company to develop a new business strategy. Senior management then hires a systems integrator to determine and develop the information systems to support the business strategy. The Company believes this approach is inherently flawed, increases overall project cost and risk, and threatens the integrity of the strategy. Traditional management consultants typically do not have the in-depth understanding of technology needed to formulate digital strategies. In addition, the transition to a systems integrator, which often lacks a common vision of the business objective, requires additional time and resources. The second alternative is to hire a full-service firm that offers both management consulting and systems integration services. However, these services are typically delivered by separate practices or business units within the same firm. This alternative creates two problems: economic incentive to sell other proprietary products and services that may not be required, and transition issues similar to those experienced in hiring two firms.

     The Company believes that the current business environment provides an opportunity for a firm that offers high-level strategic management consulting with an in-depth understanding of technology. In particular, management believes business leaders will increasingly seek this expertise from objective consultants unaffected by commercial interests in software, hardware or IT services practices.

THE DIAMOND ADVANTAGE

     Diamond was founded with the objective of providing superior client solutions by creating a common business culture in which strategic consulting and IT expertise are optimally integrated to design and deliver digital strategies. The Diamond solution is distinguished by the combination of three essential characteristics: (i) the synthesis of business strategy and technology, (ii) solution objectivity, and (iii) accountability for the delivery of benefits.

  The Synthesis of Business Strategy and Technology

     A digital strategy combines business strategy and technology in innovative new ways. The Company recognizes that technology does not merely support business, it creates business. Diamond simultaneously provides expertise in strategy consulting, business processes and IT, enabling the Company to identify digital strategy opportunities for its clients that might not otherwise be considered by a management consulting firm or a systems integration firm. The Company's services are delivered through small, experienced and multidisciplinary teams that work collaboratively with the client to create an environment in which knowledge and skills are constantly shared. This transfer of knowledge is of significant value to the client.

  Solution Objectivity

     A consulting firm that objectively advises on strategy cannot be in the business of selling software, hardware, or the services of programmers. Diamond has intentionally avoided entering into alliances that might influence, or be perceived to influence, the strategy that it recommends to a client. Furthermore, the Company does not offer systems integration programming services that might bias its recommendation. Diamond believes this objectivity is critical to its ability to address strategic issues and earn its clients' trust.

  Accountability for the Delivery of Benefits

     In the digital age, business environments change so rapidly that the same team that develops a business strategy must be held accountable for the delivery of its benefits to the client. Rather than defining the success of an engagement by the delivery of a strategy or application, Diamond measures success in terms of the project's accomplishment of stated strategic goals such as return on investment or reduction in manufacturing cycle times. Because the Diamond solution is delivered to the client by the same multidisciplinary team that created the strategy, the time-to-market and other transition risks associated with these projects are reduced.

DIAMOND'S GROWTH STRATEGY

     Diamond's goal is to become the leader in the design and delivery of digital strategies. As a professional services firm, there are two primary constituencies critical to the realization of this goal: the Company's professionals and its clients. Accordingly, each of the following strategies focuses on attracting, developing and retaining the Company's professionals and clients.

  Attract and Retain Skilled Personnel

     The Company believes that its continued success and growth require it to expand its base of highly skilled professionals. This emphasis on human resources begins with the Company's recruitment of client-serving professionals from the best business and technical schools, continues through the process of training, developing and promoting promising professionals within the Company and culminates in the sharing of equity in the Company as both an acknowledgment of merit and a means of retention.

  Leverage Vertical Expertise

     The Company believes that its vertical market focus provides a scalable structure for growth. Through a vertical focus in four key markets (insurance and health care, telecommunications and energy, financial services, and consumer products and services), the Company is able to offer digital strategies anchored by an in-depth understanding of market-specific knowledge. The Company expects the number of vertical markets on which it focuses to change and grow as the Company's expertise and market demands evolve.

  Expand Client Relationships

     The Company seeks to develop strong relationships with clients that sustain and grow repeat business. The access, contact and goodwill generated through its existing client relationships afford the Company significant opportunities to provide additional services and solutions. In addition, the Company plans to continue investing in several sales and marketing activities designed to further demonstrate the Company's capabilities to both new and existing clients. See
"-- Sales and Marketing."

  Deliver Services through Multidisciplinary Teams

     In order to maintain a differentiated service offering, the Company seeks to develop and sustain a business culture that is common across all disciplines in the organization. The Company seeks to promote its culture by exposing its professionals to all of the various services that Diamond provides while further developing skills in each professional's principal area of expertise.

  Nurture and Promote Intellectual Capital

     Diamond utilizes its accumulated knowledge and experience to provide relevant intellectual capital to a given project and to develop innovative solutions for its clients. The Company continuously seeks to identify and disseminate new intellectual capital throughout its organization to keep abreast of business and technology trends. Intellectual capital is provided by individuals both within and outside the Company and incorporated into the Company's practice and training.

  Market Diamond Brand Image

     Diamond intends to continue to invest in the development and maintenance of its brand identity in the marketplace. The Company promotes its name and credentials through publications, seminars, speaking engagements, media and analyst relations, direct marketing, the World Wide Web and other efforts. The Company believes that building a brand image facilitates the lead generation process by raising awareness of the Company, and consequently, increasing the number of opportunities to propose on new projects.

DIAMOND'S SERVICES

     The Company designs and manages the delivery of digital strategies. Diamond leads a client through a process combining creative and analytical thinking with an in-depth understanding of IT to enable the client to conceptualize its business differently, and then designs and delivers a digital strategy. This is fundamentally different than the traditional, sequential approach that addresses strategy first, followed by development of new or revised IT solutions.

     A small project team of Diamond consultants with expertise in strategy, business processes and IT works closely with the client throughout this process. The phases which are included on any given client project, and the amount of time spent on each phase vary greatly depending upon the scope of work and the readiness of the client organization to change. The Company's Service Delivery Process is generally outlined in the following diagram:

                   [Diamond Service Delivery Process Graph]

  Executive Alignment

     The executive alignment segment of the process is designed to help the client explore the new strategic possibilities of technology before determining a strategy. This segment consists of three phases: learning, collaboration and prototyping. Learning helps clients explore and understand the new strategic possibilities of technology in order to set preliminary goals. Collaboration gains consensus within the client's organization on these preliminary goals. Prototyping tests the goals to ensure they are realistic and prioritizes them based on desired results. This segment leads to the development of a digital strategy to achieve a client's objectives.

  Strategy

     Based on the results of the executive alignment segment, a digital strategy is then determined by the Company and the client. The strategy is a blueprint to help the client reach its goal. When determining the strategy, the team further evaluates the dynamics of the client's competitive and financial environments. Importantly, specific performance goals and detailed deployment plans for the new strategy are created, which constitute milestones by which the client can readily measure results during the deployment phase. The deployment plans developed in this phase correspond to the requirements of the project, but generally include an organizational strategy, a process redesign strategy and an IT strategy.

  Program Management

     The objective of the program management segment is to maintain focus on the business value of the project throughout the implementation of the strategy. While Diamond manages the implementation of digital strategies, it does not provide programming services. The Company's collaborative approach utilizes the client's IT staff for programming functions. In the event that a client's organization is unable to provide such functions internally, Diamond subcontracts to third-party software programmers or systems integrators selected for their expertise. Diamond's program management services provide the leadership and management needed to implement adjustments to the deployment plan as needed to deliver a solution on time and within budget. Key variables managed throughout this segment include project content, constituencies affected by the project, knowledge transferred, risk associated with the project and resources utilized.

     Program management services are delivered either as part of the implementation of a strategy, or as a service by itself. As part of the implementation of a strategy, program management consists primarily of three phases: architecture, development and deployment. Architecture defines the implementation of a new strategy, including its business and technical components. Development involves the transfer of specific knowledge about new technologies and processes to the client. Deployment consists of the management of the implementation of the strategy using the client's IT management and programming resources. When delivered as a separate service, program management services are used to manage very large, enterprise-wide initiatives, or to help a client regain control of a project that has materially deviated from plan.

SALES AND MARKETING

     The principal sales activities of the Company are managed by senior Partners. The senior Partners are responsible for building relations with senior executives of existing and potential clients and for formulating and executing the Company's sales and marketing strategy. The senior Partners call on existing and potential clients, discuss potential engagements, negotiate the terms of engagements, and direct the staffing and execution of consulting projects.

     The Company primarily sells its services to senior executives of national and multinational corporations. Although every client relationship is unique, the Company's client relationships to date generally have included multiple projects. Diamond has divided its Partners into six vertical groups focused on several industry sectors: insurance, health care, telecommunications, energy, financial services, consumer products and services. The sales efforts in each group are led by a senior Partner who is assigned revenue and profit contribution responsibility. New projects are sought within each group from both new prospects and existing clients. Each vertical group maintains a current list of targeted prospects which are tracked on an ongoing basis by senior management of the Company. Building on leads generated through the Company's marketing programs, senior Partners engage in dialogue with client and prospect senior management which can result in formal consulting engagements.

     The primary focus of the Company's marketing programs is to generate leads through building relationships and educating client prospects about Diamond. The Company has initiated a number of relationship-marketing programs designed to complement, encourage and accelerate personal relationships. The Company builds relationships both directly and on a collaborative basis with members of the Diamond Network (see "-- Intellectual Capital") and through relationships with certain third-party industry executives, called "client relationship executives"
(CREs). Members of the CRE program are typically semi-retired senior executives with a wide network of contacts in a given industry. The Company currently has eight CREs focusing in the telecommunications and energy, financial services, and consumer products and services industries.

     Complementing the relationship-marketing programs are a variety of other business development and marketing techniques used to communicate directly with current and prospective clients, including publications, surveys, a promotion of an upcoming book, newsletters, media and analyst relations, speeches and a homepage on the World Wide Web. Three of the more substantive marketing efforts include the publication of the business magazine, Context; the development and publication of annual Digital Strategies Surveys; and a book focusing on digital strategy. Each of these programs is designed to educate the market on the opportunities of digital strategies, demonstrate the Company's intellectual capital, and create an ongoing dialogue with client prospects.

     Context is a controlled-circulation magazine covering the growing intersection of business and technology that is distributed quarterly to approximately 32,000 senior executives (CEOs and their direct reports in the United States). The Digital Strategy Surveys are a series of research that provide benchmarks for senior executives facing the convergence of business strategy and technology. "Unleashing the Killer App: Digital Strategies for Marketing Dominance" is a book co-authored by a Diamond Partner and a member of the Diamond Network and was published in the first quarter of fiscal 1999.

REPRESENTATIVE CLIENTS

     Diamond currently focuses on providing services to clients in several industry sectors: insurance, health care, telecommunications, energy, financial services, consumer products and services. The Company intends to expand the industries in which it focuses as its expertise and market demands evolve.

     The following are examples of clients that are representative of the Company's business:

  Insurance Company

     This multi-billion dollar specialty insurer initially engaged Diamond to design strategies to sustain the superior revenue performance and growth in shareholder wealth that it had experienced over the last several years. The project commenced with a 1 1/2-day executive workshop where management explored the potential impacts of technology on the company. The project then evolved into the development of a model for a technology-based, customer-centric strategy to reshape the company into a customer-focused business. Diamond was then engaged to work with the client to assess the IT organization and develop business, economic and technical architecture implementation plans. The plans called for revamping the client's entire operations (including product development, marketing, sales and service functions) in order to focus on the customer using the Internet and other technologies. Diamond is currently working with the client to create the first of a series of deployment plans to implement the customer-centric strategy and realize the benefits. In concurrent projects, Diamond reviewed the migration and consolidation requirements for the client's benefits function, as well as defined criteria for the client to assess potential outsourcing vendors.

  Energy Retailer

     Diamond was initially engaged to assist this investor-owned electric utility in developing a new business that offered power from renewable sources to consumers in newly deregulated markets. Diamond worked with the client to develop a digital strategy that will differentiate the company by creating an electronic dialogue with its customers over the Internet, track behaviors and subsequently adapt to their specific desires over time. Diamond's relationship with this client consists of five separate, but related, projects: (i) the conduct of an economic viability study that explored technology and industry trends affecting the ability of the client to reach retail and small-business customers with renewable power, (ii) the development of the digital strategy and business plan to secure the external funding needed, (iii) the development of a fundable business strategy and technology/operations implementation plan, (iv) the management of the technology and operations infrastructure roll-out, including a network of third-party vendors, and (v) the ongoing counsel to the client with respect to its efforts in shaping the rules of engagement in the deregulated energy markets.

  Financial Services Company

     This large, middle-market commercial finance company identified technology as a key factor in its plan to capitalize on attractive opportunities in the emerging market made up of small- to mid-size borrowers. Diamond was selected to work with the client as a result of contacts developed through the Diamond Exchange, the Company's executive learning forum, and capabilities demonstrated to the client on prior projects. Diamond's initial role was to develop a technical architecture plan to effectively leverage the client's IT infrastructure investment. This role expanded into the implementation of the new technical architecture, as well as a project to help the client design an intranet to facilitate corporate communications. This role evolved into the exploration of a digital strategy to capitalize on the new small- to mid-size market. The digital strategy project grew through three phases: (i) the exploration with the client's senior management to discover various opportunities offered by technology, (ii) the development of a working business strategy and plan balanced with the operational capabilities of the client, and
(iii) the development of a sequence of implementation plans to realize the benefits identified in the strategy.

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

  Knowledge Leaders

     The Company has created a career path for certain of its professionals who desire to specialize in a particular area, such as technical architecture, electronic commerce or supply-chain operations. Diamond refers to these professionals as "knowledge leaders" within its organization. Knowledge leaders are responsible for identifying new developments within their respective areas of expertise and capabilities, and applying that knowledge to client projects and within the organization. Diamond currently has four Partner-level knowledge leaders and anticipates that more knowledge leaders will be added in the future.

  Diamond Exchange

     The Diamond Exchange is a series of executive learning forums that the Company launched in February 1997. Senior executives ranging from CEOs to CIOs are invited to participate in the Diamond Exchange. The Company provides its paid-subscription members with innovative, leading-edge research to explore and understand the strategic risks and opportunities of emerging technologies. Diamond Exchange members meet three times a year to discuss current issues and research findings, and their business implications. During these meetings, Diamond provides the members of the Diamond Exchange with the opportunity to discuss their issues with Diamond Network members and other business leaders. There are also three smaller working sessions throughout the year. The objectives of this program are threefold: (i) to help clients and prospects learn and research the strategic possibilities of technology in the digital future; (ii) to maintain and develop relationships with clients; and (iii) to build intellectual capital and integrate it into the Company.

  Diamond Network

     The Diamond Network is a group currently comprised of 12 recognized business and technology leaders associated with the Company. Members of the Diamond Network provide Diamond with a set of skills that augment and enhance the value that Diamond can provide to its clients. Diamond Network members provide a source of intellectual capital, introduce the Company to prospective clients, serve as faculty to the Diamond Exchange (see above), and participate in client projects. Members are contractually committed to dedicate a certain number of days to Diamond to support marketing, sales, and client work. Diamond Network relationships are generally non-exclusive, two-year contracts. Members are given a combination of stock options and per diem payments for services provided to the Company or its clients on the Company's behalf. Current members of the Diamond Network include:

          John Perry Barlow is a writer and lecturer on the social, legal and economic issues arising on the border between the physical and virtual worlds. He is a contributing writer for Wired magazine and co-founder and vice chairman of the Electronic Frontier Foundation, an organization that promotes freedom of expression in digital media.

          Gordon Bell is a senior researcher with Microsoft Corporation and computer consultant-at-large. Mr. Bell spent 23 years at Digital Equipment Corp. as vice president of research and development where he managed the development of the first time-sharing and mini-computers, and led the development of the DEC VAX.

          Leonard L. Berry, Ph.D. is a professor of marketing and director of the Center for Retailing Studies at the College of Business Administration at Texas A&M University. Dr. Berry is the former national president of the American Marketing Association and holds the JC Penney Chair in Retailing Studies.

          Larry Downes is a consultant and speaker on the impact of digital technologies on business strategy. Mr. Downes has co-authored "Unleashing the Killer App: Digital Strategies for Market Dominance," which is scheduled to be published by Harvard Business School Press in May 1998.

          Tim Gallwey consults in the area of learning in the business environment. Mr. Gallwey has worked with a number of major corporations to develop the coaching skills of their managers and to create work environments that support learning and peak performance.

          James H. Gilmore is a co-founder (with B. Joseph Pine II) of Strategic Horizons LLP. Mr. Gilmore provides expertise in the areas of creativity and Mass Customization (using technology to efficiently customize goods and services to individual customers).

          Alan C. Kay, Ph.D. is a Disney fellow and vice-president of research and development for Walt Disney Imagineering and also a member of Diamond's Board of Directors. Dr. Kay was also a founding principal of the Xerox Palo Alto Research Center, chief scientist of Atari, Inc. and an Apple Computer fellow. Dr. Kay was one of the principal inventors of personal computing, the bit map screen, overlapping window interfaces, and object-oriented programming. He contributed to the inventions of 3D graphics and the ARPANet (now the Internet).

          Andrew Lippman, Ph.D. is an associate director and a founding member of the Media Lab at the Massachusetts Institute of Technology. Currently, he is on the science council of the Corporation for National Research Initiatives' program to develop global information infrastructures.

          B. Joseph Pine II is a co-founder (with James H. Gilmore) of Strategic Horizons LLP. Mr. Pine provides expertise in the area of Mass Customization (using technology to efficiently customize goods and services to individual customers). He is author of "Mass Customization: The New Frontier In Business Competition".

          David P. Reed, Ph.D. is an information architect and independent entrepreneur who focuses on designing the information space in which people, groups and organizations operate. He was a senior scientist at Interval Research Corp., vice-president and chief scientist for Lotus Development Corp., and vice-president of research and development and chief scientist at Software Arts Inc.

          Richard Y. Wang, Ph.D. is co-director for Total Data Quality Management Research Program at the Massachusetts Institute of Technology and founder of Cambridge Research Group, a firm specializing in data quality management.

          Marvin Zonis, Ph.D. is a professor of international political economy and leadership at the University of Chicago Graduate School of Business. He is an expert and consultant on political risk and emerging markets, Mideast politics, the oil industry, and the foreign policies of Russia and the United States.

     The intellectual capital gathered through these various programs is shared throughout the Company in both formal and informal ways. Some formal venues include frequent all-hands meetings, the Diamond Exchange learning forum, and the Company's interactive case-based training and development programs.

HUMAN RESOURCES AND CULTURE

     As of March 31, 1998 Diamond had 223 employees. Of these employees, 175 were client-serving professionals and 48 were management and administrative personnel comprising marketing, human resources, finance, accounting, legal, internal information systems and administrative support.

     The responsibilities of a Partner include client relationship development, business development, client management, program management, thought leadership, professional staff development and mentoring. Partners typically have ten to 20 years, or more, of experience.

  Culture

     Diamond believes its ability to simultaneously provide expertise in strategy, business processes and IT is dependent upon its ability to develop and sustain a business culture that is common across all disciplines in the organization. Three primary elements comprise Diamond's culture: (i) an environment that intellectually challenges its personnel through continuous training and client work; (ii) consistency in compensation and career paths across all disciplines and skill sets within the firm; and (iii) participation by all employees in the continuing development and ownership of the firm. The Company plans to further strengthen its culture through various policies and programs and by continuing to increase promotions from within the organization.

  Recruiting

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

     Although a significant number of the Company's current employees were hired directly from other firms, a growing number of associates are being hired annually from graduate business programs at many of the country's leading universities. The Company also has a summer associate program that provides an additional source of graduate business program hires. Over time, the Company expects to hire a majority of its employees from these programs and, as a result, the more senior levels will be filled from internal promotions.

  Training and Development

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

  Compensation

     The Company's compensation programs have been structured to attract and retain highly skilled professionals by offering competitive base salaries coupled with annual cash bonus opportunities. Equity is used at all levels within the organization to provide long-term wealth creation opportunities and to retain individuals through vesting provisions. Diamond believes that those professional services firms able to offer equity will be more successful in attracting and retaining talented individuals to their organizations.

     Individuals below the Partner level are awarded annual cash bonuses based on their performance as it compares to their peers. Partners can receive an annual bonus comprised of both cash and equity commensurate with their level of responsibility and based on the overall performance of the Company. Non-Partners are granted stock options at the time of hire and/or promotion, based on their level. These options vest after three years. Partners buy stock and are granted stock options upon being elected a Partner. Additional equity grants are made in conjunction with movement through the Partner levels. Stock and options issued to Partners vest annually over five years.

COMPETITION

     The Company's primary competitors include management consulting firms, systems integrators and firms that provide both management consulting and systems integration services. Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources, greater name recognition and greater revenues than the Company. Management believes that competition may increase from the large traditional management consulting firms as these firms increase their use of IT in their consulting services and enter the digital strategy market. The Company believes that the principal criteria considered by prospective clients when selecting a consulting firm to develop and implement digital strategies include: scope of services, service delivery approach, technical and industry expertise, perceived value, objectivity and a results orientation.

     Furthermore, the Company faces the additional challenge of competing for and retaining the best personnel available in the digital strategy market. As other firms enter the digital strategy market, the Company believes that its client-serving professionals and employees may be targeted by other firms to satisfy their own personnel needs.

FORWARD-LOOKING STATEMENTS

     Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words "anticipate", "believe", "estimate", "expect" and similar terminology used with respect to the Company and its management. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. For a statement of the Risk Factors that might adversely affect the Company's operating or financial results, see Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

     The Company's headquarters and principal administrative, information systems, financial, accounting, marketing, legal and human resources operations are located in approximately 35,000 square feet of leased space in Chicago, Illinois. The approximate payments due from the Company under this lease for fiscal year 1999 are $1,000,000. This lease expires in 2002, but permits an extension of five years with notice. Diamond has also leased approximately 7,000 square feet of office space in Cleveland, Ohio. The approximate payments due from the Company under this lease for fiscal 1999 are $219,000. This lease expires in 2001, but permits an extension of three years with notice. See Note 5 of Notes to Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

          NAME               AGE                             POSITION
          ----               ---                             --------
Melvyn E. Bergstein          56     Chairman of the Board of Directors, Chief Executive Officer
                                      and President
Christopher J. Moffitt       43     Senior Vice President, Secretary and Director
Michael E. Mikolajczyk       46     Senior Vice President, Chief Financial and Administrative
                                      Officer, Treasurer and Director
James C. Spira               55     Senior Vice President and Director

     Melvyn E. Bergstein co-founded the Company in January 1994 and has served as its Chairman, Chief Executive Officer and President since that time. From 1991 to 1993, Mr. Bergstein at various times served as vice chairman, executive vice president, president and co-chief executive officer, and as a member of the board of directors of Technology Solutions Company, a publicly traded, Chicago-based systems integrator. From 1989 to 1991, he was senior vice president -- systems integration for Computer Sciences Corporation. From 1968 to 1989, Mr. Bergstein held a number of positions with Arthur Andersen & Co.'s consulting division (now Andersen Consulting). While with Andersen Consulting, Mr. Bergstein served as partner from 1977 to 1989 and managing director of worldwide technology from 1985 to 1989. Mr. Bergstein served on Arthur

Andersen's Board during the 1985 to 1989 period, and as chairman of Arthur Andersen's Consulting Oversight Committee during 1989. Mr. Bergstein received his bachelors degree from the University of Pennsylvania. Mr. Bergstein is also a member of the board of directors of Integrated Systems Consulting Group, Inc., a publicly traded company and a Safeguard partnership company.

     Christopher J. Moffitt co-founded the Company in January 1994 and has served as Senior Vice President, Secretary and a member of the Board of Directors of the Company since that time. From 1988 to 1993, he served as senior vice president of Technology Solutions Company. From 1986 to 1988, Mr. Moffitt was a principal in the Management Consulting Group of Arthur Young & Co. (a predecessor to Ernst & Young, LLP) where he became partner in 1988. From 1981 to 1986, Mr. Moffitt served as director of information systems for Neiman Marcus. Mr. Moffitt began his career in 1974 with Electronic Data Systems as a systems engineer and account manager. Mr. Moffitt received his bachelors degree from the University of Miami.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock is quoted on the Nasdaq National Market under the symbol "DTPI". The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock.

                                                               HIGH       LOW
                                                              -------   -------
Fiscal year ending March 31, 1997:
  Fourth Quarter(1).........................................  $10.500   $ 5.875
Fiscal year ending March 31, 1998:
  First Quarter.............................................  $12.125   $ 5.750
  Second Quarter............................................   15.750    10.125
  Third Quarter.............................................   17.750    12.375
  Fourth Quarter............................................   27.250    13.750

---------------

(1) Does not represent a full fiscal quarter. The Class A Common Stock began trading on the Nasdaq National Market on February 25, 1997.

     On June 23, 1998, the closing price of Class A Common Stock was $28.75 per share. At such date, the Company had approximately 7,100 holders of record of Class A Common Stock.

     Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor, subject to any preferential dividend rights of outstanding Preferred Stock. To date, the Company has not paid any cash dividends on its Common Stock and does not expect to declare or pay any cash or other dividends in the foreseeable future. The Company's financing arrangements currently do not prohibit the Company from declaring or paying dividends or making other distributions on the Common Stock.

     During fiscal year 1998, the Company sold to its Partners, 77,033 shares of its Class B Common Stock at prices ranging from $13.40 to $21.45 per share. These sales were made under the exemption from registration provided under
Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below has been derived form the Company's consolidated financial statements. The data presented below should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere.

                                              INCEPTION TO           YEAR ENDED MARCH 31,
                                               MARCH 31,     -------------------------------------
                                                  1994        1995      1996      1997      1998
                                              ------------   -------   -------   -------   -------
                                                (DOLLARS IN THOUSANDS, EXPECT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenues................................     $  261      $12,843   $26,339   $37,557   $58,369
                                                 ------      -------   -------   -------   -------
Operating expenses:
  Project personnel and related expenses....        633        8,351    15,312    21,863    31,619
  Professional development and recruiting...        106        1,395     4,587     6,272     6,155
  Marketing and sales.......................         94          451       606     1,928     3,210
  Management and administrative support.....        317        3,108     4,460     6,348     8,602
                                                 ------      -------   -------   -------   -------
          Total operating expenses..........      1,150       13,305    24,965    36,411    49,586
                                                 ------      -------   -------   -------   -------
Income (loss) from operations...............       (889)        (462)    1,374     1,146     8,783
Interest income, net........................          3           85       164       172     1,150
                                                 ------      -------   -------   -------   -------
Income (loss) before taxes..................       (886)        (377)    1,538     1,318     9,933
Income taxes................................         --           --      (302)     (685)   (3,925)
                                                 ------      -------   -------   -------   -------
Net income (loss)...........................     $ (886)     $  (377)  $ 1,236   $   633   $ 6,008
                                                 ======      =======   =======   =======   =======
Basic earnings (loss) per share of Common
  Stock(1)..................................     $(2.85)     $ (0.06)  $  0.16   $  0.07   $  0.51
Shares used in computing basic earnings
  (loss) per share of Common Stock..........        310        6,071     7,620     9,144    11,756
Diluted earnings (loss) per share of Common
  Stock(1)..................................     $(2.85)     $ (0.06)  $  0.16   $  0.06   $  0.42
Shares used in computing diluted earnings
  (loss) per share of Common Stock(1).......        310        6,071     7,620     9,904    14,172

                                                                   MARCH 31,
                                                 ---------------------------------------------
                                                  1994     1995     1996      1997      1998
                                                 ------   ------   -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................  $1,148   $4,690   $ 4,635   $17,547   $31,437
Working capital................................     558    4,345     4,397    15,725    26,236
Total assets...................................   1,456    7,513    11,615    25,494    40,352
Long-term debt, including current portion......      --      256       125     2,000        --
Total stockholders' equity.....................     767    5,187     6,568    18,300    28,767

---------------

(1) The Company's basic earnings per share and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 and are presented in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98. SAB No. 98 revised the calculation of pre-initial public offering common stock and common stock equivalent shares previously governed by SAB No. 83. The Company has retroactively applied SAB No. 98 to all periods prior to fiscal year 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in connection with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements (See Item 1. Business).

OVERVIEW

     Diamond is a management consulting firm that synthesizes business strategy with IT to create innovative "digital strategies" for leading national and multinational corporations. The Company has experienced substantial revenue growth in its four years since inception, generating net revenues of $58.4 million from 65 clients during the twelve months ended March 31, 1998 (fiscal
1998). The Company had 175 client-serving professionals as of March 31, 1998.

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

     The largest portion of the Company's costs consist primarily of employee-related expenses for its client-serving professionals and other direct costs, such as third-party vendor costs and unbilled travel costs associated with the delivery of services to clients. The remainder of the Company's costs are comprised of the expenses associated with the development of the business and the support of its client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training costs. Marketing and sales expenses consist primarily of the costs associated with the Company's development and maintenance of its marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, finance, information systems, facilities and other administrative support for project personnel.

     The Company regularly reviews its fees for services, professional compensation and overhead costs to ensure that its services and compensation are competitive within the industry. In addition, Diamond periodically monitors the progress of client projects with its clients' senior management. The Company manages activities of its professionals by closely monitoring engagement schedules and staffing requirements for new engagements. Because most of the Company's client engagements are, and may be in the future, terminable by the client without penalty, an unanticipated termination of a client project could require the Company to maintain underutilized employees. While professional staff must be adjusted to reflect active engagements, the Company must maintain a sufficient number of senior professionals to oversee existing client engagements and participate in the Company's sales efforts to secure new client assignments.

RECENT DEVELOPMENTS

     The Company completed an offering of 3,000,000 shares of Class A Common Stock in April 1998. In connection with this offering, the Company sold approximately 650,000 shares of Class A Common Stock and the selling shareholders sold approximately 2,350,00 shares of Class A Common Stock. Net proceeds to the Company totaling approximately $16 million were realized in April 1998.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              1996    1997    1998
                                                              -----   -----   -----
Net Revenues................................................  100.0%  100.0%  100.0%
                                                              -----   -----   -----
Operating Expenses:
  Project personnel and related expenses....................   58.1    58.2    54.2
  Professional development and recruiting...................   17.4    16.7    10.6
  Marketing and sales.......................................    2.3     5.1     5.5
  Management and administrative support.....................   17.0    16.9    14.7
                                                              -----   -----   -----
          Total operating expenses..........................   94.8    96.9    85.0
                                                              -----   -----   -----
Income from operations......................................    5.2     3.1    15.0
Interest income, net........................................    0.6     0.4     2.0
                                                              -----   -----   -----
Income before taxes.........................................    5.8     3.5    17.0
Income taxes................................................   (1.1)   (1.8)   (6.7)
                                                              -----   -----   -----
Net income..................................................    4.7%    1.7%   10.3%
                                                              =====   =====   =====

FISCAL 1998 COMPARED TO FISCAL 1997

     The Company's net income of $6.0 million during fiscal 1998 improved from net income of $633,000 during fiscal 1997 as a result of increased revenues combined with an improvement in the utilization of client-serving professionals, partially offset by an increase in expenses required to support the Company's growth during the period. The Company's net income in fiscal 1997 included net losses for the first six months of the fiscal year, which resulted primarily from the loss of two projects as a result of clients' cancellations of business initiatives. The Company responded to these project cancellations and the resulting business circumstances during the quarter ended September 30, 1996, by reducing spending levels, including the elimination of its bonus programs for fiscal 1997. The Company reinstated its bonus programs effective for fiscal 1998. Accordingly, the Company recognized bonus expense of $7.6 million during fiscal 1998 as compared to none during the same period in the prior year.

     The Company's net revenues increased 55.4% to $58.4 million during fiscal 1998 as compared to fiscal 1997. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base. For fiscal 1998, $20.1 million of revenue was derived from services delivered to new clients and $38.3 million related to the completion of projects or the undertaking of additional projects from the Company's client base of the previous fiscal year. The Company served 65 clients during fiscal 1998 as compared to 45 clients served during fiscal 1997.

     Project personnel and related expenses increased $9.8 million, or 44.6%, to $31.6 million during fiscal 1998 as compared to fiscal 1997. This increase resulted from an increase in the number of client-serving professionals to respond to growth, combined with the impact of the reinstatement of the bonus program during the current year. The Company increased its client-serving professional staff from 146 at March 31, 1997 to 175 at March 31, 1998. As a percentage of net revenues, project personnel and related expenses decreased from 58.2% to 54.2% during fiscal 1998, reflecting the improvement in utilization of client-serving professionals.

     Professional development and recruiting expenses decreased $117,000 during fiscal 1998 as compared to fiscal 1997. This decrease reflects the initial investment in certain intellectual capital programs during fiscal 1997, partially offset by the Company's training of a higher number of client-serving professionals during fiscal 1998. The Company has continued its recruiting and training programs to support the growth of the business. As a percentage of net revenues, professional development and recruiting expenses decreased from 16.7% to

10.6% during fiscal 1998 as a result of the Company's improved operating leverage resulting from its net revenue growth.

     Marketing and sales expenses increased $1.3 million to $3.2 million during fiscal 1998 as compared to fiscal 1997 as a result of the Company's investment in its marketing and branding programs. The Company's marketing activities in fiscal 1998 were focused on (i) the development of its magazine, "Context", which was launched during the quarter ended December 31, 1997 and (ii) the promotion of intellectual capital through the Diamond Exchange, the Company's executive learning forum for senior executives. As a percentage of net revenues, marketing and sales expenses increased from 5.1% to 5.5%.

     Management and administrative support expenses increased from $6.3 million to $8.6 million, or 35.5%, during fiscal 1998 as compared to fiscal 1997. This increase resulted from the cost of additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity, combined with the impact of the reinstatement of bonus programs. As a percentage of net revenues, management and administrative support expenses decreased from 16.9% to 14.7% as a result of the Company's improved operating leverage resulting from its net revenue growth.

FISCAL 1997 COMPARED TO FISCAL 1996

     The Company's net income decreased $603,000 during fiscal 1997 fundamentally because of a net loss incurred during the six months ended September 30, 1996 totaling $1.1 million. This net loss was more than offset by net income of $1.7 million during the subsequent six months ended March 31, 1997. The Company's net income improvement during the last half of fiscal 1997 resulted from increased revenues combined with the impact of cost reductions implemented during the year.

     The Company's net revenues continued to grow during each of the quarters in fiscal 1997, despite the cancellation of two significant projects during the last quarter of fiscal 1996 and the first quarter of fiscal 1997. The cancellation of these projects resulted from (i) one client's acquisition of an existing business which eliminated its need for Diamond's continued services in assisting the client in the establishment of a similar business and (ii) the other client's cancellation of the business initiative for which the Company had been retained. The revenues from these two clients represented approximately $3.8 million in the quarter ended March 31, 1996 and, after such cancellations, represented approximately $1.5 million in the quarter ended June 30, 1996, $300,000 in the quarter ended September 30, 1996 and zero in the quarter ended December 31, 1996. At the time of these project cancellations, the Company was in the process of increasing the number of its client-serving professionals to support anticipated revenue growth. Accordingly, the lost revenue associated with these projects, together with the expanded capacity for future anticipated revenue growth, resulted in a higher than expected percentage of unassigned professionals during each of the quarters ended June 30, 1996 and September 30, 1996 and net losses in these quarters of $714,000 and $385,000, respectively.

     The Company responded to the impact of this lost revenue and reduced utilization of client-serving professionals by evaluating its cost structure and eliminating or deferring certain planned spending and terminating certain non-client-serving professionals. At the same time, the Company elected to retain existing client-serving professionals so that it could be in a position to respond to anticipated future growth. Finally, the following compensation reductions were implemented to help the Company recover from the situation: (i) the Company eliminated employee bonuses for the year ended March 31, 1997; (ii) the Partners agreed to a temporary 8.3% reduction in compensation for one year commencing with the quarter ended December 31, 1996; and (iii) certain of the Partners forgave deferred compensation totaling approximately $485,000 during each of the quarters ended December 31, 1996 and March 31, 1997, which were recognized as reductions in operating expenses in the respective periods.

     The Company's net revenues increased 42.6% to $37.6 million in fiscal 1997. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. For the year ended March 31, 1997, $18.3 million of revenue was derived from services delivered to new clients and $19.3 million related to the completion of projects or undertaking additional projects from the Company's client base of the previous fiscal year. The Company served 45 clients during fiscal 1997 as compared to 24 clients during fiscal 1996.

     Project personnel and related expenses increased $6.6 million to $21.9 million during fiscal 1997. In the aggregate, project personnel and related expenses increased 42.8% from the prior year due to the increase in the number of client-serving professionals hired during the period to respond to anticipated future growth. The Company increased its client-serving professional staff from 115 at March 31, 1996 to 146 at March 31, 1997. As a percentage of net revenues, project personnel and related expenses increased slightly from 58.1% to 58.2% during fiscal 1997.

     Professional development and recruiting expenses increased from $4.6 million to $6.3 million, or 36.7%, during fiscal 1997 due to the increase in recruiting and the training of a higher number of professional consultants. The increase also reflects the Company's continued emphasis on its investment in recruiting and training to support the growth of its business, partially offset by certain cost containment initiatives undertaken in response to the previously described project cancellations. As a percentage of net revenues, professional development and recruiting expenses decreased to 16.7% as compared to 17.4% during fiscal 1996.

     Marketing and sales expenses increased from $606,000 to $1.9 million during fiscal 1997. As a percentage of net revenues, these expenses increased from 2.3% to 5.1%, reflecting the Company's expanded investment in its marketing and sales programs.

     Management and administrative support expenses increased from $4.5 million to $6.3 million during fiscal 1997, or 42.3% as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, management and administrative support expenses decreased slightly from 17.0% to 16.9%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company closed its initial public offering of common stock in April 1997 and received net proceeds totaling approximately $10.1 million. The Company used $2.0 million of the proceeds from the initial public offering to repay a loan from Safeguard Scientifics, Inc.

     Subsequent to fiscal 1998, the Company completed an offering of 3,000,000 shares of Class A Common Stock. In connection with this offering, the Company sold approximately 650,000 shares of Class A Common Stock and the selling shareholders sold approximately 2,350,000 shares of Class A Common Stock. Net proceeds to the Company totaling approximately $16 million were realized in April 1998.

     The Company also maintains a revolving line of credit pursuant to the terms of a secured credit agreement from a commercial bank under which the Company may borrow up to $3.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 2.5%, at the Company's discretion. This line of credit is secured by a lien on all of the property of the Company and the Company's wholly owned subsidiary. This line of credit has been reduced to account for letters of credit outstanding. As of March 31, 1998, the Company had approximately $2.4 million available under this line of credit.

     The Company's billings for the quarter ended March 31, 1998 totaled $19.9 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. The Company's gross accounts receivable balance of $5.6 million at March 31, 1998 represents 25 days of billings for the quarter.

     The Company believes that the net proceeds from the sale of the Class A Common Stock in April 1998, together with its current cash balances and cash flow from future operations, will be sufficient to fund its operating requirements for at least fiscal 1999. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

YEAR 2000 ISSUE

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is contained in the financial statements and schedules set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Financial Statement Schedules" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and transactions will be set forth in the forthcoming Proxy Statement, which information is incorporated herein by reference, or in an amendment to this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

          (1) The financial statements and schedule listed in the index on page F-1 are filed as part of this Form 10-K on pages F-2 to F-14

     All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

          (2) see (1) above

          (3) see (c) below

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998

     (c) Exhibits

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1**           -- Form of Restated Certificate of Incorporation of the
                            Company.
         3.2**           -- Form of Amended and Restated By-laws of the Company.
        10.1**           -- Amended and Restated Diamond Technology Partners
                            Incorporated 1994 Stock Option Plan, as amended.
        10.2**           -- Employment Agreement between Melvyn E. Bergstein and the
                            Company, dated February 1, 1994, as amended.
        10.3**           -- Employment Agreement between Michael E. Mikolajczyk and the Company, dated April 18, 1994, as amended.
        10.4**           -- Employment Agreement between James C. Spira and the
                            Company, dated November 1, 1995, as amended.
        10.5**           -- Employment Agreement between Christopher J. Moffitt and the Company, dated February 1, 1994, as amended.
        10.6**           -- Stock Purchase Agreement dated as of March 22, 1994 among the Company, Melvyn E. Bergstein, Christopher J. Moffitt,
                            Safeguard Scientifics, Inc. and certain other investors,
                            as amended.
        10.7**           -- Amended and Restated Voting and Stock Restriction
                            Agreement dated as of April 1, 1996 among the Company,
                            Technology Leaders L.P., Technology Leaders Offshore C.
                            V., CIP Capital L.P., Safeguard Scientifics (Delaware),
                            Inc. and certain of the shareholders of the Company.
        10.8**           -- Amended and Restated Partners Operating Agreement dated as of April 1, 1996 among the Company and the Partners of
                            the Company.
        10.9**           -- Amended and Restated Warrant Certificates to Purchase
                            Common Stock dated as of November 8, 1996 among the
                            Company and Safeguard Scientifics (Delaware), Inc.
        10.10**          -- Rights Agent Agreement among the Company, Safeguard
                            Scientifics, Inc., Technology Leaders, CIP Capital L.P.,
                            Cambridge Technology Partners (Massachusetts), Inc.,
                            CompuCom Systems, Inc., Chase/Mellon Shareholder
                            Services, L.L.C. and Mellon Bank, N.A.
        10.11**          -- Warrant Certificate to Purchase Common Stock dated as of
                            January 31, 1997 between Safeguard Scientifics
                            (Delaware), Inc. and the Company (Supersedes Exhibit
                            10.10)
        10.12**          -- Warrant Certificate to Purchase Common Stock dated as of
                            January 31, 1997 between Capital, L.P. and the Company.
        10.13**          -- Warrant Certificate to Purchase Common Stock dated as of
                            January 31, 1997 between Technology Leaders FR Corp. and
                            the Company.
        10.14**          -- Warrant Certificate to Purchase Common Stock dated as of
                            January 31, 1997 between Technology Leaders, L.P. and the
                            Company.
        21.1**           -- Subsidiaries of the Registrant.
        24.1*            -- Power of Attorney (included on signature page).
        24.2*            -- Consent of Independent Public Accountants
        27.1*            -- Financial Data Schedule.
        99.1*            -- Risk Factors.

---------------

 * Filed herewith

** Incorporated by reference to the corresponding exhibits filed with the Company's Registration Statement of Form S-1 (No. 333-17785)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            DIAMOND TECHNOLOGY PARTNERS
                                              INCORPORATED

                                            By:   /s/ MELVYN E. BERGSTEIN
                                              ----------------------------------
                                                     Melvyn E. Bergstein
                                              Chairman, Chief Executive Officer,
                                                           President

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Melvyn E. Bergstein and Michael E. Mikolajczyk, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE(S)                   DATE
                      ---------                                    --------                   ----

               /s/ MELVYN E. BERGSTEIN                 Chief Executive Officer,           June 23, 1998
-----------------------------------------------------    President (Principal Executive
                 Melvyn E. Bergstein                     Officer), Chairman and
                                                         Director

             /s/ MICHAEL E. MIKOLAJCZYK                Senior Vice President, Chief       June 23, 1998
-----------------------------------------------------    Financial Officer and
               Michael E. Mikolajczyk                    Treasurer (Principal Financial
                                                         and Accounting Officer) and
                                                         Director

             /s/ CHRISTOPHER J. MOFFITT                Director                           June 23, 1998
-----------------------------------------------------
               Christopher J. Moffitt

               /s/ DONALD R. CALDWELL                  Director                           June 23, 1998
-----------------------------------------------------
                 Donald R. Caldwell

               /s/ EDWARD R. ANDERSON                  Director                           June 23, 1998
-----------------------------------------------------
                 Edward R. Anderson

                    /s/ ALAN KAY                       Director                           June 23, 1998
-----------------------------------------------------
                      Alan Kay

                 /s/ JAMES C. SPIRA                    Director                           June 23, 1998
-----------------------------------------------------
                   James C. Spira

               /s/ JOHN D. LOEWENBERG                  Director                           June 23, 1998
-----------------------------------------------------
                 John D. Loewenberg

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Report................................  F-2

Consolidated Balance Sheets as of March 31, 1997 and 1998...  F-3

Consolidated Statements of Operations for the Years Ended
  March 31, 1996, 1997 and 1998.............................  F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1996, 1997 and 1998.................  F-5

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1996, 1997 and 1998.............................  F-6

Notes to Consolidated Financial Statements..................  F-7

SUPPLEMENTAL FINANCIAL SCHEDULES:

Independent Auditors' Report................................  S-1

Schedule II -- Valuation and Qualifying Accounts............  S-2

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Diamond Technology Partners Incorporated:

     We have audited the accompanying consolidated balance sheets of Diamond Technology Partners Incorporated and subsidiary as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Technology Partners Incorporated and subsidiary as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998 in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Chicago, Illinois
April 17, 1998

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               1997      1998
                                                              -------   -------
Current assets:
  Cash and cash equivalents.................................  $ 8,184   $31,437
  Cash in escrow from subscribed stock......................    9,363         -
  Accounts receivable, net of allowance of $566 and $559 as
     of March 31, 1997 and 1998, respectively...............    4,496     5,063
  Prepaid expenses..........................................      564       548
  Deferred income taxes.....................................      312       773
                                                              -------   -------
          Total current assets..............................   22,919    37,821
Computers, equipment and training software, net.............    1,989     1,644
Other assets................................................      476       827
Deferred organization costs, net............................      110        60
                                                              -------   -------
          Total assets......................................  $25,494   $40,352
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $ 2,000   $     -
  Accounts payable..........................................    1,609     1,734
  Accrued compensation......................................        -     6,535
  Income taxes payable......................................      562         -
  Deferred revenue..........................................      710     1,129
  Accrued stock issuance costs..............................      609         -
  Other accrued liabilities.................................    1,704     2,187
                                                              -------   -------
          Total current liabilities.........................    7,194    11,585
                                                              -------   -------
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares authorized,
     no shares issued.......................................        -         -
  Class A Common Stock, $.001 par value, 40,000 shares
     authorized, 4,594 issued in 1997 and 7,298 issued in
     1998...................................................        5         7
  Class B Common Stock, $.001 par value, 20,000 shares
     authorized, 4,967 issued in 1997 and 4,887 issued in
     1998...................................................        5         5
  Class A Common Stock subscribed, 1,755 shares.............    8,476         -
  Additional paid-in capital................................    9,329    22,463
  Notes receivable from sale of common stock................     (122)     (323)
  Retained earnings.........................................      607     6,615
                                                              -------   -------
          Total stockholders' equity........................   18,300    28,767
                                                              -------   -------
          Total liabilities and stockholders' equity........  $25,494   $40,352
                                                              =======   =======

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FISCAL YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1996      1997      1998
                                                              -------   -------   -------
Net revenues................................................  $26,339   $37,557   $58,369
                                                              -------   -------   -------
Operating expenses:
  Project personnel and related expenses....................   15,312    21,863    31,619
  Professional development and recruiting...................    4,587     6,272     6,155
  Marketing and sales.......................................      606     1,928     3,210
  Management and administrative support.....................    4,460     6,348     8,602
                                                              -------   -------   -------
     Total operating expenses...............................   24,965    36,411    49,586
                                                              -------   -------   -------
Income from operations......................................    1,374     1,146     8,783
Interest income.............................................      251       183     1,201
Interest expense............................................      (87)      (11)      (51)
                                                              -------   -------   -------
Income before taxes.........................................    1,538     1,318     9,933
Income taxes................................................     (302)     (685)   (3,925)
                                                              -------   -------   -------
Net income..................................................  $ 1,236   $   633   $ 6,008
                                                              =======   =======   =======
Basic earnings per share of common stock....................  $  0.16   $  0.07   $  0.51
Shares used in computing basic earnings per share of common
  stock.....................................................    7,620     9,144    11,756
Diluted earnings per share of common stock..................  $  0.16   $  0.06   $  0.42
Shares used in computing diluted earnings per share of
  common stock..............................................    7,620     9,904    14,172

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FISCAL YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                                                 NOTES
                                                                                               RECEIVABLE
                                                CLASS A   CLASS B    CLASS A     ADDITIONAL   FROM SALE OF   RETAINED
                            CLASS A   CLASS B   COMMON    COMMON      STOCK       PAID-IN        COMMON      (DEFICIT)
                            SHARES    SHARES     STOCK     STOCK    SUBSCRIBED    CAPITAL        STOCK       EARNINGS
                            -------   -------   -------   -------   ----------   ----------   ------------   ---------
Balance at March 31,
  1995....................   3,321     4,392      $ 3       $ 4      $    --      $ 6,533        $ (91)       $ (1,262)
Issuance of stock.........      --       746       --         1           --          866         (257)             --
Purchase of stock.........      --      (584)      --        (1)          --         (555)          --              --
Conversion to Class A.....      49       (49)      --        --           --           --           --              --
Repayment of notes........      --        --       --        --           --           --           91              --
Net income................      --        --       --        --           --           --           --           1,236
                             -----     -----      ---       ---      -------      -------        -----        --------
Balance at March 31,
  1996....................   3,370     4,505        3         4           --        6,844         (257)            (26)
Stock issued and
  subscribed..............     843       846        2         1        8,476        2,488         (120)             --
Purchase of Stock.........      --        (3)      --        --           --           (3)          --              --
Conversion to Class A.....     381      (381)      --        --           --           --           --              --
Repayment of notes........      --        --       --        --           --           --          255              --
Net income................      --        --       --        --           --           --           --             633
                             -----     -----      ---       ---      -------      -------        -----        --------
Balance at March 31,
  1997....................   4,594     4,967        5         5        8,476        9,329         (122)            607
Issuance of stock.........   2,075        77        2        --       (8,476)      11,555         (443)             --
Exercise of stock
  options.................      88       460       --        --           --        1,192           --              --
Income tax benefit related
  to stock option
  exercises...............      --        --       --        --           --          480           --              --
Purchase of Stock.........      --       (76)      --        --           --          (93)          --              --
Conversion to Class A.....     541      (541)      --        --           --           --           --              --
Repayment of notes........      --        --       --        --           --           --          242              --
Net income................      --        --       --        --           --           --           --           6,008
                             -----     -----      ---       ---      -------      -------        -----        --------
Balance at March 31,
  1998....................   7,298     4,887      $ 7       $ 5      $    --      $22,463        $(323)       $  6,615
                             =====     =====      ===       ===      =======      =======        =====        ========


                                TOTAL
                            STOCKHOLDERS'
                               EQUITY
                            -------------
Balance at March 31,
  1995....................     $ 5,187
Issuance of stock.........         610
Purchase of stock.........        (556)
Conversion to Class A.....          --
Repayment of notes........          91
Net income................       1,236
                               -------
Balance at March 31,
  1996....................       6,568
Stock issued and
  subscribed..............      10,847
Purchase of Stock.........          (3)
Conversion to Class A.....          --
Repayment of notes........         255
Net income................         633
                               -------
Balance at March 31,
  1997....................      18,300
Issuance of stock.........       2,638
Exercise of stock
  options.................       1,192
Income tax benefit related
  to stock option
  exercises...............         480
Purchase of Stock.........         (93)
Conversion to Class A.....          --
Repayment of notes........         242
Net income................       6,008
                               -------
Balance at March 31,
  1998....................     $28,767
                               =======

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                               1996      1997      1998
                                                              -------   -------   -------
Cash flows from operating activities:
  Net income................................................  $ 1,236   $   633   $ 6,008
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      367     1,290       871
     Deferred compensation (forgiven).......................      830      (967)       --
     Cancellation of notes receivable.......................       --       226        --
     Deferred income taxes..................................       21      (213)     (461)
     Changes in assets and liabilities:
       Accounts receivable..................................   (1,869)   (1,192)     (567)
       Prepaid expenses and other...........................     (860)      617        15
       Accounts payable.....................................      598       454       125
       Deferred compensation................................       --      (248)       --
       Accrued compensation.................................      929    (1,089)    6,535
       Deferred revenue.....................................       --       710       419
       Income taxes payable.................................      (37)      480       (82)
       Other accrued liabilities............................      532       603       655
                                                              -------   -------   -------
Net cash provided by operating activities...................    1,747     1,304    13,518
                                                              -------   -------   -------
Cash flows used in investing activities:
  Capital expenditures, net.................................   (1,753)   (1,218)     (475)
  Other assets..............................................       --      (476)     (648)
  Notes receivable..........................................      (63)       --        --
                                                              -------   -------   -------
Cash flows used in investing activities.....................   (1,816)   (1,694)   (1,123)
                                                              -------   -------   -------
Cash flows from financing activities:
  Proceeds from notes payable...............................      175     2,250        --
  Repayment of notes payable................................     (306)     (375)   (2,000)
  Stock issuance costs......................................       --      (692)     (649)
  Common stock issued and subscribed........................      701    12,122     4,237
  Repurchase of common stock................................     (556)       (3)      (93)
                                                              -------   -------   -------
Net cash provided by financing activities...................       14    13,302     1,495
                                                              -------   -------   -------
Net increase (decrease) in cash and cash equivalents........      (55)   12,912    13,890
Cash and cash equivalents at beginning of year..............    4,690     4,635    17,547
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $ 4,635   $17,547   $31,437
                                                              =======   =======   =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $    55   $    44   $    51
  Cash paid during the year for income taxes................      318       418     4,558
Supplemental disclosure for noncash investing and financing
  activities:
  Issuance of common stock for notes........................  $   257   $   120   $   443
  Stock issuance costs accrued but not paid.................       --       609        --
  Deferred and incentive compensation applied to payment for
     common stock...........................................       --       155     1,041

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

     Diamond Technology Partners Incorporated (the "Company") is a management consulting firm that synthesizes business strategy with information technology to create innovative digital strategies for leading national and multi-national corporations. The Company's clients are generally located throughout the United States.

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

  Computers, Equipment and Training Software

     Computers, equipment and training software are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the assets (generally three years) and is computed using the straight-line method. Costs capitalized for internally developed software include external consulting fees and employee salaries. Depreciation and amortization expense was $317,000, $1,239,000 and $720,000 for the years ended March 31, 1996, 1997, and
1998, respectively.

  Organization Costs

     Organization costs consist of legal fees related to the start-up of the Company. They are being amortized using the straight-line method over five years. Accumulated amortization at March 31, 1996, 1997 and 1998 was $90,000, $141,000 and $192,000, respectively.

  Cash and Cash Equivalents

     Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds and demand deposits.

  Significant Customers

     The Company had three customers which individually accounted for more than 10% of accounts receivable and revenues as of and for the year ended March 31, 1996. Collectively, these customers accounted for 56% of accounts receivable and 51% of revenues as of and for the year ended March 31, 1996. The Company had two customers which individually accounted for more than 10% of accounts receivable and one which accounted for more than 10% of revenues as of and for the year ended March 31, 1997. Collectively, the two customers accounted for 38% of accounts receivable and the one customer accounted for 14% of revenues as of and for the year ended March 31, 1997. The Company had two customers which individually accounted for more than 10% of accounts receivable and no customers which individually accounted for more than 10% of revenues as of and for the year ended March 31, 1998. Collectively, the two customers accounted for 31% of accounts receivable.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled.

  Earnings Per Share

     The Company's basic earnings per share and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," and are presented in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98. SAB No. 98 revised the calculation of pre-initial public offering common stock and common stock equivalent shares previously governed by SAB No. 83. The Company has retroactively applied SAB No. 98 to all periods prior to fiscal year 1998.

     Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted earnings per share for the fiscal years ended March 31, 1996, 1997 and 1998:

                                                              1996    1997     1998
                                                              -----   -----   ------
Shares used in computing basic earnings per share...........  7,620   9,144   11,756
Dilutive effect of stock options and warrants...............     --     760    2,416
                                                              -----   -----   ------
Shares used in computing diluted earnings per share.........  7,620   9,904   14,172
                                                              =====   =====   ======
Antidilutive securities not included in dilutive earnings
  per share calculation.....................................  1,116     637       44
                                                              =====   =====   ======

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

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

(3) COMPUTERS, EQUIPMENT AND TRAINING SOFTWARE

     Computers, equipment and software at March 31, 1997, and 1998 are summarized as follows (amounts in thousands):

                                                               1997      1998
                                                              -------   -------
Computers and equipment.....................................  $ 1,943   $ 2,322
Software....................................................    1,431     1,429
                                                              -------   -------
                                                                3,374     3,751
Less accumulated depreciation and amortization..............   (1,385)   (2,107)
                                                              -------   -------
                                                              $ 1,989   $ 1,644
                                                              =======   =======

(4) COMMITMENTS

     The Company leases office space and equipment under various operating leases. As of March 31, 1998, the minimum future lease payments under operating leases with noncancelable terms in excess of one year are as follows (amounts in thousands):

YEAR ENDING MARCH 31,
---------------------
1999........................................................  $1,352
2000........................................................     907
2001........................................................     759
2002........................................................     492
2003........................................................      92
Thereafter..................................................      --
                                                              ------
                                                              $3,602
                                                              ======

     Rent expense under operating leases amounted to $478,000, $980,000 and $1,611,000 for the years ended March 31, 1996, 1997, and 1998, respectively.

     The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space and office furniture amounting to $617,000 as of March 31, 1998, declining annually during the lease terms.

(5) NOTES PAYABLE AND LINE OF CREDIT

     Notes payable at March 31, 1997 consisted of a $2,000,000 loan from Safeguard Scientifics, Inc. ("Safeguard"). Interest on the outstanding principal balance of the loan was payable quarterly at a rate of 6%. The Company repaid the loan from Safeguard in April 1997 following the closing of its initial public offering ("IPO").

     The Company has an available line of credit of $3,000,000 with a commercial bank, which has been reduced by letters of credit outstanding as of March 31, 1998 in the amount of $617,000. At March 31, 1998, all remaining amounts under this line of credit were available to the Company at the bank's prime rate or LIBOR plus 2.5%. All borrowings, if any, against this line are secured by all the assets of the Company. The line of credit expires July 31, 1998.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

(6) STOCKHOLDERS' EQUITY

  Stock Split, Stock Recapitalization and Public Offerings

     The Board of Directors authorized a 1.65 to 1 stock split in the form of a stock dividend effective February 18, 1997. All references in the financial statements to share and per share data have been adjusted to effect this stock split. Additionally, on February 18, 1997 the Company amended its certificate of incorporation to divide its common stock into two classes, Class A and Class B, and authorized 2,000,000 shares of Preferred Stock, par value $1.00 per share, the terms of which may be determined by the Board of Directors. Class A Common Stock is entitled to one vote per share and Class B Common Stock is entitled to five votes per share on all matters submitted to the vote of holders of common stock. Class B Common Stock may only be owned beneficially or of record by employees of the Company or by the Company.

     On March 31, 1997, the Company completed its IPO and sold 1,755,000 of its common shares at the price of $5.50 per share. The Company realized $8,476,000 in connection with the sale, net of the payment of the underwriters commissions and other expenses of the offering. Of the net proceeds, $2,000,000 were used to repay a loan from Safeguard. In the offering, an additional 1,600,000 shares were sold by selling stockholders. On April 8, 1997, the underwriters, pursuant to their exercise of the over-allotment option, purchased an additional 320,000 shares of the Company's common stock at $5.50 per share. The Company's proceeds from these additional shares, net of expenses, were $1,595,000.

     Subsequent to the year ended March 31, 1998, the Company completed an offering and sold 654,792 shares of Class A Common Stock at a price of $26.75 per share. The Company realized approximately $16,000,000 in April 1998 in connection with the sale, net of payment of the underwriters' commissions and other expenses of the offering. In the offering, an additional 2,345,208 shares were sold by selling stockholders.

  Warrants and Stock Options

     In March 1994, the Company granted warrants to Safeguard. The warrants allowed the holder to purchase up to 825,000 shares of stock at an exercise price of $1.21 per share. Safeguard subsequently transferred 330,000 of these warrants to certain of its affiliates. The Company had the right to require the warrant holders to exercise the warrants at any time following the completion of the Company's first full fiscal year of profitability. The Company satisfied this requirement during the fiscal year ended March 31, 1996 and issued 825,000 shares of Class A Common Stock in exchange for $1,000,000 pursuant to the provisions of the warrants.

     In November 1996, the Company granted additional warrants to Safeguard. The warrants permit the holder to purchase up to 526,597 shares of stock at an exercise price of $5.50 per share and expire on November 1, 2001. On January 31, 1997, Safeguard transferred 285,415 of these warrants to certain of its affiliates.

     Under the Company's 1994 Stock Option Plan and under the Company's 1998 Equity Incentive Plan (collectively, the "Stock Option Plans" or "Plans"), the Company may grant qualified incentive stock options to officers and employees of the Company. The Stock Option Plans provide that, subsequent to the IPO, options will be granted at the average of the closing price of a share of Class A Common Stock on the Nasdaq Stock Market System for the ten trading days immediately preceding the date of grant. Options have been granted to officers which vest incrementally, with 10%, 15%, 25%, 25% and 25% of the option vesting on the first through fifth anniversaries of the date of grant, respectively, and expire on the seventh anniversary of the date of grant. Options have been granted to employees which fully vest upon the third anniversary of the date of grant and expire on the fifth anniversary of the date of grant. Options were separately granted to employees on November 1, 1996 and February 10, 1997 which vested on August 25, 1997 and expire on the fifth

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED anniversary of the date of grant. Options were also granted to employees on March 11, 1998, which vest 18 months from the date of grant and expire on the fifth anniversary of the date of grant. The Company's Board of Directors has also granted non-qualified stock options to certain persons who were not employees on the date of grant and certain non-employee members of the Board of Directors. These non-qualified stock options vest over periods ranging from immediate to five years.

     The following table summarizes the transactions, both incentive and nonqualified, pursuant to the Plans (amounts in thousands, except price per share amounts):

                                                                                        WEIGHTED-
                                                                                         AVERAGE
                                                             SHARES                     EXERCISE
                                                             UNDER       RANGE OF         PRICE
                                                             OPTION       PRICES        PER SHARE
                                                             ------   ---------------   ---------
Balances, March 31, 1995...................................    510    $          1.21    $ 1.21
  Granted..................................................    723       1.21 to 1.82      1.69
  Exercised................................................      -                  -         -
  Canceled.................................................   (117)      1.21 to 1.82      1.63
                                                             -----    ---------------    ------
Balances, March 31, 1996...................................  1,116       1.21 to 1.82      1.48
  Granted..................................................  2,204       1.82 to 5.50      3.22
  Exercised................................................      -                  -         -
  Canceled.................................................   (152)      1.21 to 5.45      2.02
                                                             -----    ---------------    ------
Balances, March 31, 1997...................................  3,168       1.21 to 5.50      2.66
  Granted..................................................  1,629      6.40 to 22.60     19.46
  Exercised................................................   (548)      1.21 to 5.50      2.18
  Canceled.................................................   (143)     1.21 to 19.25      3.01
                                                             -----    ---------------    ------
Balances, March 31, 1998...................................  4,106    $1.21 to $22.60    $ 9.38
                                                             =====    ===============    ======

     At March 31, 1996, 1997 and 1998, 8,000, 198,000 and 621,000 options were exercisable, respectively, under the Plans.

     The following table summarizes information about stock options under the Plans at March 31, 1998 (share amounts in thousands):

                        OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-------------------------------------------------------------------   ---------------------------------
                    OPTIONS     WEIGHTED-AVERAGE                         OPTIONS       WEIGHTED-AVERAGE
    RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE AT       EXERCISE
EXERCISE PRICES   AT 3/31/98    CONTRACTUAL LIFE    EXERCISE PRICE       3/31/98            PRICE
---------------   -----------   ----------------   ----------------   --------------   ----------------
$           1.21       289            2.47              $ 1.21             137              $1.21
            1.82     1,098            4.14                1.82              97               1.82
  2.27 to   3.18       580            4.79                3.05             293               2.92
  5.45 to   6.60       526            4.55                5.47              94               5.45
 10.01 to  20.60       432            5.72               14.27              --                 --
 21.00 to  22.60     1,181            5.82               21.47              --                 --
----------------     -----            ----              ------             ---              -----
$ 1.21 to $22.60     4,106            4.82              $ 9.38             621              $2.76
================     =====            ====              ======             ===              =====

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's Stock Option Plans been determined based on the fair value at the grant date for awards under these plans consistent with the

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced by $10,000 in 1996, $229,000 or $.02 per share in 1997 and $345,000 or $.02 per share in 1998. The weighted-average fair value of the options granted under the Stock Option Plans in 1996, 1997 and 1998, calculated using the Black-Scholes pricing model, was $.24, $.70 and $6.72, respectively. The following assumptions were used in the Black-Scholes pricing model for options granted in 1996, 1997 and 1998: risk-free interest rate ranging from 5.5% to 6.3%, estimated volatility of 35%, expected dividend yield 0% and an expected life of 1 to 6 years.

(7) INCOME TAXES

     The provision for income taxes for fiscal years ended March 31, 1996, 1997 and 1998 consisted of the following (in thousands):

                                                            1996     1997      1998
                                                            -----    -----    ------
Current:
  Federal.................................................  $ 156    $ 656    $3,781
  Foreign.................................................     52      131        --
  State...................................................     73      111       605
                                                            -----    -----    ------
                                                              281      898     4,386
Deferred taxes............................................     21     (213)     (461)
                                                            -----    -----    ------
                                                            $ 302    $ 685    $3,925
                                                            =====    =====    ======

     The total tax provision differs from the amount computed by applying the federal income tax rate of 34 percent to income before income taxes for the following reasons (in thousands):

                                                            1996     1997      1998
                                                            -----    -----    ------
Federal income taxes at statutory rate....................  $ 523    $ 448    $3,377
Effect of permanent differences...........................     91      185       194
State income taxes, net of federal benefit................     48       52       354
Effect of deferred tax benefits...........................   (371)      --        --
Other.....................................................     11       --        --
                                                            -----    -----    ------
                                                            $ 302    $ 685    $3,925
                                                            =====    =====    ======

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

     The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 1997 and 1998 are presented below (in thousands):

                                                              1997    1998
                                                              ----   ------
Deferred tax assets:
  Deferred compensation.....................................  $ 33   $   --
  Other accruals............................................   748    1,060
                                                              ----   ------
     Total deferred tax assets..............................   781    1,060
                                                              ----   ------
Deferred tax liabilities:
  Accelerated depreciation..................................    70       97
  Capitalized assets........................................   239      120
  Accrued bonuses...........................................   128       26
  Other accruals............................................    32       44
                                                              ----   ------
     Total deferred tax liabilities.........................   469      287
                                                              ----   ------
     Net deferred income taxes..............................  $312   $  773
                                                              ====   ======

     Management believes it is more likely than not that the deferred tax assets will be realized in the future.

(8) BENEFIT PLANS

  Deferred Compensation

     Certain officers of the Company previously agreed to defer a portion of their annual compensation under a deferred compensation program. The program provided that amounts deferred could not be distributed prior to March 31, 1996 without approval by the Board of Directors. Amounts deferred under this program accrued interest at rates available to the Company from its bank and were immediately vested. Effective April 1, 1996, the Board of Directors elected to discontinue this program. Pursuant to an agreement entered into by all officers who had deferred compensation, approximately $967,000 was forgiven during the year ended March 31, 1997.

  401(k) Plan

     The Company has a noncontributory defined contribution plan covering substantially all of its employees. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company may elect to make contributions to this plan but to date has not done so.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

(9) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table presents the unaudited quarterly financial information for fiscal 1996, 1997 and 1998 (in thousands, except per share amounts):

                                                             QUARTER ENDED
                                                 -------------------------------------
                                                 JUNE 30   SEPT 30   DEC 31    MAR 31
                                                 -------   -------   -------   -------
YEAR ENDED MARCH 31, 1996
Net revenues...................................  $ 5,863   $ 5,975   $ 6,918   $ 7,583
Income from operations.........................      363       149       433       429
Income before taxes............................      388       199       476       475
Net income.....................................      312       159       383       382
Basic earnings per share.......................  $  0.04   $  0.02   $  0.05   $  0.05
Diluted earnings per share.....................     0.04      0.02      0.05      0.05
YEAR ENDED MARCH 31, 1997
Net revenues...................................  $ 7,753   $ 8,336   $10,156   $11,312
Income (loss) from operations..................   (1,215)     (589)    1,235     1,715
Income (loss) before taxes.....................   (1,193)     (600)    1,306     1,805
Net income (loss)..............................     (714)     (385)      719     1,013
Basic earnings (loss) per share................  $ (0.09)  $ (0.04)  $  0.08   $  0.11
Diluted earnings (loss) per share..............    (0.09)    (0.04)     0.07      0.09
YEAR ENDED MARCH 31, 1998
Net revenues...................................  $12,101   $14,359   $15,390   $16,519
Income from operations.........................    1,260     2,105     2,498     2,920
Income before taxes............................    1,471     2,387     2,825     3,250
Net income.....................................      867     1,433     1,724     1,984
Basic earnings per share.......................  $  0.07   $  0.12   $  0.15   $  0.16
Diluted earnings per share.....................     0.06      0.10      0.12      0.14

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Diamond Technology Partners Incorporated:

     We have audited the accompanying consolidated balance sheets of Diamond Technology Partners Incorporated and subsidiary as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                            KPMG Peat Marwick LLP

Chicago, Illinois
April 17, 1998

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                     COLUMN A                         COLUMN B     COLUMN C     COLUMN D     COLUMN E
                     --------                        ----------   ----------   ----------   ----------
                                                     BALANCE AT   CHARGED TO                BALANCE AT
                                                     BEGINNING    COSTS AND                   END OF
                    DESCRIPTION                      OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                    -----------                      ----------   ----------   ----------   ----------
For the Year Ended March 31, 1998
  Deducted from accounts receivable for
     uncollectible accounts........................     $566         $438         $445         $559
For the Year Ended March 31, 1997
  Deducted from accounts receivable for
     uncollectible accounts........................      270          488          192          566
For the Year Ended March 31, 1996
  Deducted from accounts receivable for
     uncollectible accounts........................      512          655          897          270