Form 10-Q
period 1998-06-30
DIAMOND TECHNOLOGY PARTNERS INC
filed 1998-08-13
CIK 924940

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

     As of July 31, 1998, there were 9,192,297 shares of Class A Common Stock and 4,027,576 shares of Class B Common Stock of the Registrant outstanding.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION:

Item 1:   Financial Statements

          Consolidated Balance Sheets as of June 30, 1998 and March 31, 1998         3
          Consolidated Statements of Operations for the Three Months
          Ended June 30, 1998 and 1997                                               4
          Consolidated Statements of Cash Flows for the Three Months Ended
          June 30, 1998 and 1997                                                     5
          Notes to Consolidated Financial Statements                                 6

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      7

PART II -- OTHER INFORMATION:

Item 6:   Exhibits and Reports of Form 8-K                                          11

SIGNATURES                                                                          12

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               JUNE 30,        MARCH 31,
                                                                                 1998            1998
                                                                                 ----            ----
                                                                             (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents                                                    $46,840         $31,437
  Accounts receivable, net of allowance of $797 and
    $559 as of June 30, 1998 and March 31, 1998,
    respectively                                                                 5,362           5,063
  Prepaid expenses                                                               1,117             548
  Deferred income taxes                                                            773             773
                                                                               -------         -------
Total current assets                                                            54,092          37,821
Computers, equipment, and training software, net                                 1,842           1,644
Other assets                                                                     1,020             827
Deferred organization costs, net                                                    47              60
                                                                               -------         -------
Total assets                                                                   $57,001         $40,352
                                                                               =======         =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $ 1,486         $ 1,734
  Accrued compensation                                                           2,642           6,535
  Deferred revenue                                                               1,392           1,129
  Other accrued liabilities                                                      2,048           2,187
                                                                               -------         -------
Total current liabilities                                                        7,568          11,585
                                                                               -------         -------
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares
    authorized, no shares issued                                                    --              --
  Class A common stock, $.001 par value, 40,000 shares
    authorized, 9,133  issued as of June 30, 1998 and
    7,298 issued as of March 31, 1998                                                9               7
  Class B common stock, $.001 par value, 20,000 shares
    authorized, 4,128  issued as of June 30, 1998 and
    4,887 issued as of March 31, 1998                                                4               5
  Additional paid-in capital                                                    40,909          22,463
  Notes receivable from sale of common stock                                      (239)           (323)
  Retained earnings                                                              8,750           6,615
                                                                               -------         -------
Total stockholders' equity                                                      49,433          28,767
                                                                               -------         -------
Total liabilities and stockholders' equity                                     $57,001         $40,352
                                                                               =======         =======


           See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE QUARTER
                                                                 ENDED JUNE 30,
                                                            1998             1997
                                                            ----             ----

Net revenues                                              $18,375          $12,101
                                                          -------          -------
Operating expenses:
  Project personnel and related expenses                    9,899            6,726
  Professional development and recruiting                   1,951            1,476
  Marketing and sales                                       1,044              817
  Management and administrative support                     2,549            1,822
                                                          -------          -------
Total operating expenses                                   15,443           10,841
                                                          -------          -------

Income from operations                                      2,932            1,260

Interest income, net                                          597              211
                                                          -------          -------

Income before taxes                                         3,529            1,471

Income taxes                                               (1,394)            (604)
                                                          -------           ------

Net income                                                $ 2,135           $  867
                                                          =======           ======

Basic earnings per share of common stock                  $  0.16           $ 0.07

Diluted earnings per share of common stock                $  0.14           $ 0.06

Shares used in computing basic earnings                    13,147           11,578
   per share of common stock

Shares used in computing diluted earnings                  15,651           13,822
   per share of common stock



           See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE QUARTER
                                                               ENDED JUNE 30,
                                                              1998       1997
                                                              ----       ----
Cash flows from operating activities:
  Net income                                               $  2,135    $    867
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                               244         211
    Changes in assets and liabilities:
    Accounts receivable                                        (299)       (223)
    Prepaid expenses and other                                 (569)        156
    Accounts payable                                           (248)        279
    Accrued compensation                                     (3,892)        803
    Deferred revenue                                            263         112
    Income taxes payable                                         --        (144)
    Other accrued liabilities                                  (139)        101
                                                           --------    --------
Net cash provided by (used in) operating activities          (2,505)      2,162
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures, net                                    (429)        (82)
  Notes receivable                                             (193)        (54)
                                                           --------    --------
Net cash (used in) investing activities                        (622)       (136)
                                                           --------    --------
Cash flows from financing activities:
  Repayment of notes payable                                     --      (2,000)
  Stock issuance costs                                       (1,523)       (649)
  Common stock issued                                        20,053       1,819
  Repurchase of common stock                                     --         (60)
                                                           --------    --------
Net cash provided by (used in) financing activities          18,530        (890)
                                                           --------    --------
Net increase in cash and cash equivalents                    15,403       1,136
Cash and cash equivalents at beginning of period             31,437      17,547
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 46,840    $ 18,683
                                                           ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                 $     --    $      8
  Cash paid during the period for income taxes                1,233         748


           See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  BASIS OF REPORTING

     The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter ended June 30, 1998, are not necessarily indicative of results for the full year.

B.  EARNINGS PER SHARE

     The Company calculated earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", and they are presented in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in connection with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements" below.

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

RECENT DEVELOPMENTS

     The Company completed an offering of 3,000,000 shares of Class A Common Stock in April 1998. In connection with this offering, the Company sold approximately 650,000 shares of Class A Common Stock and the selling shareholders sold approximately 2,350,00 shares of Class A Common Stock. Net proceeds to the Company totaling approximately $15.9 million were realized in April 1998.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                           FOR THE QUARTER
                                                            ENDED JUNE 30,
                                                           1998        1997
                                                           ----        ----
Net revenues                                              100.0%      100.0%
                                                          -----       -----
Operating expenses:
  Project personnel and related expenses                   53.9        55.6
  Professional development and recruiting                  10.6        12.2
  Marketing and sales                                       5.7         6.7
  Management and administrative support                    13.8        15.1
                                                          -----       -----
         Total operating expenses                          84.0        89.6
                                                          -----       -----
Income from operations                                     16.0        10.4
Interest income, net                                        3.2         1.8
                                                          -----       -----
Income before taxes                                        19.2        12.2
Income taxes                                               (7.6)       (5.0)
                                                          -----       -----
Net income                                                 11.6%        7.2%
                                                          =====       =====

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

     The Company's net income of $2.1 million during the quarter ended June 30, 1998 improved from $867,000 during the same period in the prior year as a result of increased revenues, combined with an improvement in the utilization of its client-serving professionals, partially offset by an increase in expenses required to support the Company's growth during the period.

     The Company will be required to award bonuses to Partners and employees at the end of the fiscal year ending March 31, 1999 under its bonus programs if the Company's overall performance during the quarter ended June 30, 1998 is sustained for the remainder of the fiscal year. The Company has recognized bonus expense of $2.6 million during the quarter ended June 30, 1998 as compared to $800,000 during the same period in the prior year.

     The Company's net revenues increased 51.8% to $18.4 million during the quarter ended June 30, 1998 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. The Company served 40 clients during the quarter ended June 30, 1998 as compared to 33 clients during the same period in the prior year.

     Project personnel and related expenses increased $3.2 million to $9.9 million during the quarter ended June 30, 1998 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 47.1% from the same period in the prior year due to increases in the both the number and salaries of its client-serving professionals, combined with the increase in bonus expense during the current period. The Company increased its client-serving professional staff from 146 at June 30, 1997 to 187 at June 30, 1998. As a percentage of net revenues, project personnel and related expenses decreased from 55.6% to 53.9% during fiscal 1999, reflecting the improvement in the utilization of client-serving professionals.

     Professional development and recruiting expenses increased $475,000 during the quarter ended June 30, 1998 as compared to the same period in the prior year. This increase reflects the Company's recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses decreased to 10.6% as compared to 12.2% during the same period in the prior year as a result of the Company's improved operating leverage resulting from the net revenue growth.

     Marketing and sales expenses increased from $817,000 to $1.0 million during the quarter ended June 30, 1998 as compared to the same period in the prior year as a result of the Company's investment in (i) the publication of its magazine,

"Context", which was launched during the third quarter of fiscal 1998 and (ii) the promotion of the new book, "Unleashing the Killer App", which was co-authored by one of the Company's partners and one of the Company's Diamond Fellows. As a percentage of net revenues, these expenses decreased from 6.7% to 5.7%.

     Management and administrative support expenses increased from $1.8 million to $2.5 million, or 39.9%, during the quarter ended June 30, 1998 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 15.1% to 13.8% as a result of the Company's improved operating leverage resulting from the Company's net revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the offering of 3,000,000 shares of common stock during the quarter ended June 30, 1998, the Company sold approximately 650,000 shares of Class A Common Stock and selling shareholders sold approximately 2,350,000 shares of Class A Common Stock. Net proceeds to the Company totaling approximately $15.9 million were realized in April 1998.

     The Company also maintains a revolving line of credit pursuant to the terms of a secured credit agreement from a commercial bank under which the Company may borrow up to $3.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 2.5%, at the Company's discretion. This line of credit is secured by a lien on all of the property of the Company and the Company's wholly owned subsidiary. This line of credit has been reduced to account for letters of credit outstanding. As of June 30, 1998, the Company had approximately $2.4 million available under this line of credit.

     The Company's billings for the quarter ended June 30, 1998 totaled $22.3 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. The Company's gross accounts receivable balance of $6.2 million at June 30, 1998 represents 25 days of billings for the quarter.

     The Company currently anticipates that the net proceeds received by the Company from the April 1998 stock offering, together with amounts available under its current revolving line of credit, cash generated from operations and existing cash balances will be sufficient to satisfy its operating cash needs for fiscal 1999. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

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

FORWARD-LOOKING STATEMENTS

     Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words "anticipate", "believe", "estimate", "expect" or similar terminology used with respect to the Company and its management. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. For a statement of the Risk Factors that might adversely affect the Company's operating or financial results, see Exhibit 99.1 to this Quarterly report on Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 1 - 5

      None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27.  Financial Data Schedule

           99.1 Risk Factors (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)

      (b)  Reports on Form 8-K

             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED

Date:  August 12, 1998            By: /s/ MELVYN E. BERGSTEIN
                                  Melvyn E. Bergstein
                                  Chairman, Chief Executive Officer and Director


Date:  August 12, 1998            By: /s/ KARL E. BUPP
                                  Karl E. Bupp
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                                  EXHIBIT INDEX

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
  27           Financial Data Schedule

  99.1 Risk Factors (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998)