Form 10-Q
period 1998-09-30
DIAMOND TECHNOLOGY PARTNERS INC
filed 1998-11-13
CIK 924940

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

         As of October 31, 1998, there were 9,281,981 shares of Class A Common Stock and 4,092,302 shares of Class B Common Stock of the Registrant outstanding.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION:

Item 1:        Financial Statements

               Consolidated Balance Sheets as of September 30, 1998 and March 31, 1998                                   3
               Consolidated Statements of Operations for the Three and Six Months
               Ended September 30, 1998 and 1997                                                                         4
               Consolidated Statements of Cash Flows for the Six Months Ended
               September 30, 1998 and 1997                                                                               5
               Notes to Consolidated Financial Statements                                                                6

Item 2:        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                     7

PART II -- OTHER INFORMATION:

Item 6:        Exhibits and Reports on Form 8-K                                                                         11

SIGNATURES                                                                                                              12

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          SEPTEMBER 30,   MARCH 31,
                                                                                              1998           1998
                                                                                          -------------   ---------
                                                                                           (UNAUDITED)
                                                          ASSETS
Current assets:
  Cash and cash equivalents                                                                 $ 49,857      $ 31,437
  Accounts receivable, net of allowance of $453 and
    $559 as of September 30, 1998 and March 31, 1998,
    respectively                                                                               6,107         5,063
  Prepaid expenses                                                                             1,571           548
  Deferred income taxes                                                                          773           773
                                                                                            --------      --------
Total current assets                                                                          58,308        37,821
Computers, equipment and training software, net                                                1,950         1,644
Other assets                                                                                   1,071           887
                                                                                            --------      --------
Total assets                                                                                $ 61,329      $ 40,352
                                                                                            ========      ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                          $  1,531      $  1,734
  Other accrued liabilities                                                                    8,062         9,851
                                                                                            --------      --------
Total current liabilities                                                                      9,593        11,585
                                                                                            --------      --------
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares
    authorized, no shares issued                                                                  --            --
  Class A common stock, $.001 par value, 40,000 shares
    authorized, 9,266  issued as of September 30, 1998 and
    7,298 issued as of March 31, 1998                                                              9             7
  Class B common stock, $.001 par value, 20,000 shares
    authorized, 4,022  issued as of September 30, 1998 and
    4,887 issued as of March 31, 1998                                                              4             5
  Additional paid-in capital                                                                  40,699        22,463
  Notes receivable from sale of common stock                                                    (109)         (323)
  Retained earnings                                                                           11,133         6,615
                                                                                            --------      --------
Total stockholders' equity                                                                    51,736        28,767
                                                                                            --------      --------
Total liabilities and stockholders' equity                                                  $ 61,329      $ 40,352
                                                                                            ========      ========


                     See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    FOR THE QUARTER           FOR THE SIX MONTHS
                                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                ----------------------      ----------------------
                                                   1998          1997          1998          1997
                                                --------      --------      --------      --------
Net revenues                                    $ 20,136      $ 14,359      $ 38,511      $ 26,460
                                                --------      --------      --------      --------

Operating expenses:
  Project personnel and related expenses          10,583         7,872        20,482        14,598
  Professional development and recruiting          2,305         1,244         4,256         2,720
  Marketing and sales                              1,113           872         2,157         1,689
  Management and administrative support            2,846         2,266         5,395         4,088
                                                --------      --------      --------      --------

Total operating expenses                          16,847        12,254        32,290        23,095
                                                --------      --------      --------      --------

Income from operations                             3,289         2,105         6,221         3,365

Interest income, net                                 649           282         1,246           493
                                                --------      --------      --------      --------

Income before taxes                                3,938         2,387         7,467         3,858

Income taxes                                      (1,555)         (954)       (2,949)       (1,558)
                                                --------      --------      --------      --------

Net income                                      $  2,383      $  1,433      $  4,518      $  2,300
                                                ========      ========      ========      ========

Basic earnings per share of common stock        $   0.18      $   0.12      $   0.34      $   0.20


Diluted earnings per share of common stock      $   0.15      $   0.10      $   0.29      $   0.16

Shares used in computing basic earnings per
share of common stock                             13,258        11,599        13,203        11,589

Shares used in computing diluted earnings
per share of common stock                         15,507        14,079        15,579        13,950

           See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          FOR THE SIX MONTHS
                                                          ENDED SEPTEMBER 30,
                                                        ----------------------
                                                          1998          1997
                                                        --------      --------
Cash flows from operating activities:
  Net income                                            $  4,518      $  2,300
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                            466           423
    Changes in assets and liabilities:
      Accounts receivable                                 (1,044)         (867)
      Prepaid expenses and other                          (1,023)          181
      Accounts payable                                      (203)          813
      Other accrued liabilities                           (1,789)        3,818
                                                        --------      --------
Net cash provided by operating activities                    925         6,668
                                                        --------      --------

Cash flows from investing activities:
  Capital expenditures, net                                 (746)         (139)
  Other assets                                              (210)         (119)
                                                        --------      --------
Net cash (used in) investing activities                     (956)         (258)
                                                        --------      --------

Cash flows from financing activities:
  Repayment of notes payable                                  --        (2,000)
  Stock issuance costs                                    (1,523)         (649)
  Common stock issued                                     20,362         1,996
  Repurchase of common stock                                (388)          (93)
                                                        --------      --------
Net cash provided by (used in) financing activities       18,451          (746)
                                                        --------      --------

Net increase in cash and cash equivalents                 18,420         5,664
Cash and cash equivalents at beginning of period          31,437        17,547
                                                        --------      --------
Cash and cash equivalents at end of period              $ 49,857      $ 23,211
                                                        ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest              $     --      $     10
  Cash paid during the period for income taxes             2,997         1,207


           See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. BASIS OF REPORTING

         The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter and six months ended September 30, 1998, are not necessarily indicative of results for the full year.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements" below.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                               FOR THE QUARTER          FOR THE SIX MONTHS
                                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                              -------------------       -------------------
                                               1998         1997         1998         1997
                                              ------       ------       ------       ------
Net revenues                                   100.0%       100.0%       100.0%       100.0%
                                              ------       ------       ------       ------
Operating expenses:
  Project personnel and related expenses        52.6         54.8         53.2         55.2
  Professional development and recruiting       11.5          8.6         11.0         10.3
  Marketing and sales                            5.5          6.1          5.6          6.4
  Management and administrative support         14.1         15.8         14.0         15.4
                                              ------       ------       ------       ------
         Total operating expenses               83.7         85.3         83.8         87.3
                                              ------       ------       ------       ------
Income from operations                          16.3         14.7         16.2         12.7
Interest income, net                             3.2          1.9          3.2          1.9
                                              ------       ------       ------       ------
Income before taxes                             19.5         16.6         19.4         14.6
Income taxes                                    (7.7)        (6.6)        (7.7)        (5.9)
                                              ------       ------       ------       ------
Net income                                      11.8%        10.0%        11.7%         8.7%
                                              ======       ======       ======       ======

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

         The Company's net income of $2.4 million during the quarter ended September 30, 1998 improved from $1.4 million during the same period in the prior year as a result of increased revenues, partially offset by an increase in the cost of its client-serving professionals and an increase in expenses required to support the Company's growth during the period.

         The Company's net revenues increased 40% to $20.1 million during the quarter ended September 30, 1998 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. The Company served 39 clients during the quarter ended September 30, 1998 as compared to 30 clients during the same period in the prior year.

         Project personnel and related expenses increased $2.7 million to $10.6 million during the quarter ended September 30, 1998 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 34% from the same period in the prior year due to increases in both the number and compensation of its client-serving professionals. The Company increased its client-serving professional staff from 160 at September 30, 1997 to 229 at September 30, 1998. As a percentage of net revenues, project personnel and related expenses decreased from 54.8% to 52.6% during the quarter ended September 30, 1998, as compared to the same period in the prior year.

         Professional development and recruiting expenses increased $1.1 million during the quarter ended September 30, 1998 as compared to the same period in the prior year. This increase reflects the Company's recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 11.5% as compared to 8.6% during the same period in the prior year.

         Marketing and sales expenses increased from $872,000 to $1.1 million during the quarter ended September 30, 1998 as compared to the same period in the prior year as a result of the Company's investment in (i) the publication of its magazine, "Context", which was launched during the third quarter of fiscal 1998 and (ii) the promotion of the new book, "Unleashing the Killer App", which was co-authored by one of the Company's partners and one of the Company's Diamond Fellows. As a percentage of net revenues, these expenses decreased from 6.1% to 5.5%.

         Management and administrative support expenses increased from $2.3 million to $2.8 million, or 26%, during the quarter ended September 30, 1998 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 15.8% to 14.1% as a result of the Company's improved operating leverage resulting from the Company's net revenue growth.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997

         The Company's net income of $4.5 million during the six months ended September 30, 1998 improved from $2.3 million during the same period in the prior year as a result of increased revenues, combined with an improvement in the utilization of its client-serving professionals, partially offset by an increase in expenses required to support the Company's growth during the period.

         The Company's net revenues increased 46% to $38.5 million during the six months ended September 30, 1998 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. The Company served 53 clients during the six months ended September 30, 1998 as compared to 42 clients during the same period in the prior year.

         Project personnel and related expenses increased $5.9 million to $20.5 million during the six months ended September 30, 1998 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 40% from the same period in the prior year due to increases in both the number and compensation of its client-serving professionals. The Company increased its client-serving professional staff from 160 at September 30, 1997 to 229 at September 30, 1998. As a percentage of net revenues, project personnel and related expenses decreased from 55.2% to 53.2% during fiscal 1999, reflecting the improvement in the utilization of client-serving professionals.

         Professional development and recruiting expenses increased $1.5 million during the six months ended September 30, 1998 as compared to the same period in the prior year. This increase reflects the Company's recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 11.0% as compared to 10.3% during the same period in the prior year.

         Marketing and sales expenses increased from $1.7 million to $2.2 million during the six months ended September 30, 1998 as compared to the same period in the prior year as a result of the Company's investment in (i) the publication of its magazine, "Context", which was launched during the third quarter of fiscal 1998 and (ii) the promotion of the new book, "Unleashing the Killer App", which was co-authored by one of the Company's partners and one of the Company's Diamond Fellows. As a percentage of net revenues, these expenses decreased from 6.4% to 5.6%.

         Management and administrative support expenses increased from $4.1 million to $5.4 million, or 32%, during the six months ended September 30, 1998 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 15.4% to 14.0% as a result of the Company's improved operating leverage resulting from the Company's net revenue growth.

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

         On November 12, 1998, the Company entered into a revolving line of credit with a commercial bank under which the Company may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at the Company's discretion. This line of credit has been reduced to account for letters of credit outstanding. As of November 12, 1998, the Company had approximately $9.6 million available under this line of credit.

         The Company's billings for the quarter ended September 30, 1998 totaled $23.8 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. The Company's gross accounts receivable balance of $6.6 million at September 30, 1998 represents 25 days of billings for the quarter.

         In September the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding common stock. The Company plans to repurchase the shares on the open market from time to time or in privately negotiated transactions. The timing and volume of the purchases will be dependent upon market conditions. The Company intends to fund the repurchases through its cash balances.


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

                           PART II. OTHER INFORMATION

ITEM 1 - 3

         None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual stockholder meeting on August 3, 1998 (the "Annual Meeting"). At the Annual Meeting, Melvyn E. Bergstein and John D. Loewenberg were each elected to serve a three year term. Edward R. Anderson, Donald R. Caldwell, Alan C. Kay, Michael E. Mikolajczyk, Christopher J. Moffitt and James C. Spira each have terms in office that continue beyond the date of the Annual Meeting. In addition, at the Annual Meeting the stockholders approved the Diamond Technology Partners Incorporated 1998 Equity Incentive Plan ([ ] votes for, [ ] against and [ ] votes abstaining) and the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ended March 31, 1999 ([ ] votes for, [ ] votes against and [ ] votes abstaining).

ITEM 5

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




                                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED

Date:  November 13, 1998          By: /s/ MELVYN E. BERGSTEIN
                                  ---------------------------
                                  Melvyn E. Bergstein
                                  Chairman, Chief Executive Officer and Director


Date:  November 13, 1998          By: /s/ KARL E. BUPP
                                  --------------------
                                  Karl E. Bupp
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

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