Form 10-Q/A
period 1998-09-30
DIAMOND TECHNOLOGY PARTNERS INC
filed 1998-11-20
CIK 924940

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

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

                           PART II. OTHER INFORMATION




ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Company held its annual stockholder meeting on August 3, 1998 (the "Annual Meeting"). At the Annual Meeting, Melvyn E. Bergstein (27,781,635 votes for, 7,086 votes withholding) and John D. Loewenberg (27,727,630 votes for, 61,101 votes withholding) were each elected to serve a three year term. Edward
R. Anderson, Donald R. Caldwell, Alan C. Kay, Michael E. Mikolajczyk, Christopher J. Moffitt and James C. Spira each have terms in office that continue beyond the date of the Annual Meeting. In addition, at the Annual Meeting the stockholders approved the Diamond Technology Partners Incorporated 1998 Equity Incentive Plan (23,558,165 votes for, 2,692,355 against and 11,976 votes abstaining) and the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ended March 31, 1999 (27,779,166 votes for, 5,140 votes against and 4,425 votes abstaining).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  DIAMOND TECHNOLOGY PARTNERS INCORPORATED

Date:  November 19, 1998          By: /s/ MELVYN E. BERGSTEIN
                                  ---------------------------
                                  Melvyn E. Bergstein
                                  Chairman, Chief Executive Officer and Director


Date:  November 19, 1998          By: /s/ KARL E. BUPP
                                  --------------------
                                  Karl E. Bupp
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)