Form 10-Q
period 1998-12-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 1999-02-12
CIK 924940

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER YEAR ENDED DECEMBER 31, 1998

                                      OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-26970

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED
             (Exact name of registrant as specified in its charter)

          DELAWARE                 36-4069408
(State or other jurisdiction    (I.R.S. Employer
             of                Identification No.)
      incorporation or
        organization)

                       875 N. MICHIGAN AVENUE, SUITE 3000
                            CHICAGO, ILLINOIS 60611
              (Address of Principal Executive Offices) (Zip Code)

                                 (312) 255-5000
               Registrant's Telephone Number, Including Area Code

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

     As of January 31, 1999, there were 9,223,811 shares of Class A Common Stock and 4,156,875 shares of Class B Common Stock of the Registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION:

                                                                        PAGE
                                                                        ----
Item 1:   Financial Statements
          Consolidated Balance Sheets as of December 31, 1998 and
          March 31, 1998..............................................    2
          Consolidated Statements of Operations for the Three and Nine
          Months Ended December 31, 1998 and 1997.....................    3
          Consolidated Statements of Cash Flows for the Nine Months
          Ended December 31, 1998 and 1997............................    4
          Notes to Consolidated Financial Statements..................    5

          Management's Discussion and Analysis of Financial Condition
Item 2:   and Results of Operations...................................    6

          Quantitative and Qualitative Disclosure about Market Risk
Item 3:   Sensitive Instruments.......................................   10

PART II -- OTHER INFORMATION:

Item 6:   Exhibits and Reports on Form 8-K............................   11

SIGNATURES............................................................   12

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1998         1998
                                                              ------------   ---------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $50,285       $31,437
  Accounts receivable, net of allowance of $302 and $559 as
     of December 31, 1998 and March 31, 1998,
     respectively...........................................      7,113         5,063
  Prepaid expenses..........................................      1,105           548
  Deferred income taxes.....................................        773           773
                                                                -------       -------
          Total current assets..............................     59,276        37,821
Computers, equipment and training software, net.............      2,760         1,644
Other assets................................................      1,726           887
                                                                -------       -------
          Total assets......................................    $63,762       $40,352
                                                                =======       =======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 1,897       $ 1,734
  Other accrued liabilities.................................      9,802         9,851
                                                                -------       -------
          Total current liabilities.........................     11,699        11,585
                                                                -------       -------
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares authorized,
     no shares issued.......................................         --            --
  Class A common stock, $.001 par value, 40,000 shares
     authorized, 9,176 outstanding as of December 31, 1998
     and 7,298 outstanding as of March 31, 1998.............          9             7
  Class B common stock, $.001 par value, 20,000 shares
     authorized, 4,068 outstanding as of December 31, 1998
     and 4,887 outstanding as of March 31, 1998.............          4             5
  Additional paid-in capital................................     38,457        22,463
  Notes receivable from sale of common stock................        (50)         (323)
  Retained earnings.........................................     13,643         6,615
                                                                -------       -------
          Total stockholders' equity........................     52,063        28,767
                                                                -------       -------
          Total liabilities and stockholders' equity........    $63,762       $40,352
                                                                =======       =======

          See accompanying notes to consolidated financial statements.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              FOR THE QUARTER     FOR THE NINE MONTHS
                                                            ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                                            -------------------   -------------------
                                                              1998       1997       1998       1997
                                                            --------   --------   --------   --------
Net revenues..............................................  $21,194    $15,390    $59,705    $41,850
                                                            -------    -------    -------    -------
Operating expenses:
  Project personnel and related expenses..................   11,120      8,261     31,602     22,859
  Professional development and recruiting.................    2,584      1,728      6,840      4,448
  Marketing and sales.....................................    1,214        689      3,371      2,378
  Management and administrative support...................    2,828      2,214      8,223      6,302
                                                            -------    -------    -------    -------
          Total operating expenses........................   17,746     12,892     50,036     35,987
                                                            -------    -------    -------    -------
Income from operations....................................    3,448      2,498      9,669      5,863
Interest income, net......................................      669        327      1,915        820
                                                            -------    -------    -------    -------
Income before taxes.......................................    4,117      2,825     11,584      6,683
Income taxes..............................................   (1,606)    (1,101)    (4,555)    (2,659)
                                                            -------    -------    -------    -------
          Net income......................................  $ 2,511    $ 1,724    $ 7,029    $ 4,024
                                                            =======    =======    =======    =======
Basic earnings per share of common stock..................  $  0.19    $  0.15    $  0.53    $  0.35
Diluted earnings per share of common stock................  $  0.17    $  0.12    $  0.46    $  0.29
Shares used in computing basic earnings per share of
  common stock............................................   13,343     11,801     13,250     11,659
Shares used in computing diluted earnings per share of
  common stock............................................   15,166     14,255     15,441     14,052

          See accompanying notes to consolidated financial statements.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                              ENDED DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $ 7,029    $ 4,024
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      741        642
     Changes in assets and liabilities:
       Accounts receivable..................................   (2,050)       640
       Prepaid expenses and other...........................     (557)       193
       Accounts payable.....................................      163       (146)
       Other accrued liabilities............................      (49)     5,593
                                                              -------    -------
          Net cash provided by operating activities.........    5,277     10,946
                                                              -------    -------
Cash flows from investing activities:
  Capital expenditures, net.................................   (1,821)      (238)
  Other assets..............................................     (875)      (273)
                                                              -------    -------
          Net cash (used in) investing activities...........   (2,696)      (511)
                                                              -------    -------
Cash flows from financing activities:
  Repayment of notes payable................................       --     (2,000)
  Stock issuance costs......................................   (1,523)      (649)
  Common stock issued.......................................   20,774      2,591
  Repurchase of common stock................................   (2,984)       (93)
                                                              -------    -------
          Net cash provided by (used in) financing
           activities.......................................   16,267       (151)
                                                              -------    -------
Net increase in cash and cash equivalents...................   18,848     10,284
Cash and cash equivalents at beginning of period............   31,437     17,547
                                                              -------    -------
Cash and cash equivalents at end of period..................  $50,285    $27,831
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $    14    $    10
  Cash paid during the period for income taxes..............    4,241      2,793
Supplemental disclosure of noncash investing and financing
  activities:
  Issuance of common stock for notes........................  $    60    $   235

          See accompanying notes to consolidated financial statements.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A. BASIS OF REPORTING

     The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter and nine months ended December 31, 1998, are not necessarily indicative of results for the full year.

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

OVERVIEW

     Diamond Technology Partners Incorporated ("Diamond" or the "Company") is a management consulting firm that synthesizes business strategy with information technology to create innovative "digital strategies" for leading national and multinational corporations.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                         FOR THE QUARTER        FOR THE NINE MONTHS
                                                        ENDED DECEMBER 31,       ENDED DECEMBER 31,
                                                        ------------------      --------------------
                                                         1998        1997        1998         1997
                                                        ------      ------      -------      -------
Net revenues..........................................  100.0%      100.0%      100.0%       100.0%
                                                        -----       -----        -----        -----
Operating expenses:
  Project personnel and related expenses..............   52.5        53.7         52.9         54.6
  Professional development and recruiting.............   12.2        11.2         11.5         10.6
  Marketing and sales.................................    5.7         4.5          5.6          5.7
  Management and administrative support...............   13.3        14.4         13.8         15.1
                                                        -----       -----        -----        -----
          Total operating expenses....................   83.7        83.8         83.8         86.0
                                                        -----       -----        -----        -----
Income from operations................................   16.3        16.2         16.2         14.0
Interest income, net..................................    3.1         2.2          3.2          2.0
                                                        -----       -----        -----        -----
Income before taxes...................................   19.4        18.4         19.4         16.0
Income taxes..........................................   (7.6)       (7.2)        (7.6)        (6.4)
                                                        -----       -----        -----        -----
          Net income..................................   11.8%       11.2%        11.8%         9.6%
                                                        =====       =====        =====        =====

  Quarter Ended December 31, 1998 Compared to Quarter Ended December 31, 1997

     The Company's net income of $2.5 million during the quarter ended December 31, 1998 improved from $1.7 million during the same period in the prior year as a result of increased revenues, partially offset by an increase in the cost of its client-serving professionals and an increase in expenses required to support the Company's growth during the period.

     The Company's net revenues increased 38% to $21.2 million during the quarter ended December 31, 1998 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. The Company served 45 clients during the quarter ended December 31, 1998 as compared to 35 clients during the same period in the prior year.

     Project personnel and related expenses increased $2.9 million to $11.1 million during the quarter ended December 31, 1998 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 35% from the same period in the prior year due to increases in both the number and compensation of its client-serving professionals. The Company increased its client-serving professional staff from 162 at December 31, 1997 to 234 at December 31, 1998. As a percentage of net revenues, project personnel and related expenses decreased from 53.7% to 52.5% during the quarter ended December 31, 1998, as compared to the same period in the prior year.

     Professional development and recruiting expenses increased $0.9 million during the quarter ended December 31, 1998 as compared to the same period in the prior year. This increase reflects the Company's recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 12.2% as compared to 11.2% during the same period in the prior year, as the Company expanded the number of targeted schools for recruiting.

     Marketing and sales expenses increased from $0.7 million to $1.2 million during the quarter ended December 31, 1998 as compared to the same period in the prior year primarily as a result of the Company's continued investment in (i) the publication of its magazine, "Context", which was launched during the third quarter of fiscal 1998 and (ii) the conduct of two one-day digital strategy executive seminars for prospective clients. As a percentage of net revenues, these expenses increased from 4.5% to 5.7%.

     Management and administrative support expenses increased from $2.2 million to $2.8 million, or 28%, during the quarter ended December 31, 1998 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 14.4% to 13.3% as a result of the Company's improved operating leverage resulting from the Company's net revenue growth.

  Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

     The Company's net income of $7.0 million during the nine months ended December 31, 1998 improved from $4.0 million during the same period in the prior year as a result of increased revenues, combined with an improvement in the utilization of its client-serving professionals, partially offset by an increase in expenses required to support the Company's growth during the period.

     The Company's net revenues increased 43% to $59.7 million during the nine months ended December 31, 1998 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. The Company served 68 clients during the nine months ended December 31, 1998 as compared to 54 clients during the same period in the prior year.

     Project personnel and related expenses increased $8.7 million to $31.6 million during the nine months ended December 31, 1998 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 38% from the same period in the prior year due to increases in both the number and compensation of its client-serving professionals. The Company increased its client-serving professional staff from 162 at December 31, 1997 to 234 at December 31, 1998. As a percentage of net revenues, project personnel and related expenses decreased from 54.6% to 52.9% during fiscal 1999, reflecting the improvement in the utilization of client-serving professionals.

     Professional development and recruiting expenses increased $2.4 million during the nine months ended December 31, 1998 as compared to the same period in the prior year. This increase reflects the Company's recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 11.5% as compared to 10.6% during the same period in the prior year, as the Company expanded the number of targeted schools for recruiting.

     Marketing and sales expenses increased from $2.4 million to $3.4 million during the nine months ended December 31, 1998 as compared to the same period in the prior year primarily as a result of the Company's investment in (i) the publication of its magazine, "Context", which was launched during the third quarter of fiscal 1998 and (ii) the conduct of three one-day digital strategy executive seminars for prospective clients. As a percentage of net revenues, these expenses decreased from 5.7% to 5.6%.

     Management and administrative support expenses increased from $6.3 million to $8.2 million, or 30%, during the nine months ended December 31, 1998 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 15.1% to 13.8% as a result of the Company's improved operating leverage resulting from the Company's net revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended June 30, 1998, the Company sold approximately 650,000 shares of Class A Common Stock. Net proceeds to the Company totaling approximately $15.9 million were realized in April 1998.

     On November 12, 1998, the Company entered into a revolving line of credit with a commercial bank under which the Company may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at the Company's discretion. This line of credit has been reduced to account for letters of credit outstanding. As of December 31, 1998, the Company had approximately $9.6 million available under this line of credit.

     The Company's billings for the quarter ended December 31, 1998 totaled $24.6 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients and are not included in recognized revenues. The Company's gross accounts receivable balance of $7.4 million at December 31, 1998 represents 27 days of billings for the quarter.

     In September the Company's Board of Directors authorized the repurchases, from time to time, of up to one million shares of the Company's Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions. At December 31, 1998, the number of shares purchased under this authorization was 183,800 at an aggregate cost of $2,595,425. The Company funded the repurchases through its cash balances.

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

YEAR 2000 ISSUE

     Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue" or "Y2K"). The Company has conducted an assessment of the potential impact of the Year 2000 Issue on its operations and mission critical vendors. In light of the fact that the Company has only been in existence for a little over five years, the Company's key financial, information and operating systems have been designed to be Year 2000 compliant without the need for any modifications or conversions. Accordingly, the Company does not expect the Year 2000 Issue to have a material effect on the Company's consolidated financial position, results of operation or cash flows.

     The Company has participated in certain projects that involve Y2K issues for some of its clients. Generally, the Company includes provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties and limit the Company's liability to the amount of fees paid by the client to the Company in connection with the project. The Company also maintains insurance to protect against potential liability that may arise in connection with Y2K issues at its clients. Although the Company has no reason to believe that any such work will result in litigation against the Company, it is possible that the Company could be adversely affected by litigation in connection with these projects that involve Y2K issues. There can be no assurance that the Company will be able to obtain the desired contractual protections in agreements, or that any such contractual provisions will prevent clients from asserting claims against the Company with respect to the Y2K issue. There can also be no assurance that the contractual protections, if any, obtained by the Company or the insurance coverage will operate to protect the Company from, or adequately limit the amount of, any liability arising from claims asserted against the Company.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

     The Company does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk.

                           PART II. OTHER INFORMATION

ITEM 1 - 4

     None

ITEM 5 OTHER INFORMATION

     On October 16, 1998, the Company extended an offer to all holders, except for senior executives and directors of the Company, of "out-of-the-money" options to re-price those options based on current market values. Options to purchase approximately 1.7 million shares of common stock were cancelled and reissued with an exercise price of $11.63 per share with vesting commencing on October 16, the new grant date.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1  --   Articles of Incorporation (filed as Exhibit 3.1 to the
           Registration Statement on Form S-1 (File No. 333-17785) and
           incorporated herein by reference)
 3.2  --   By-Laws (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-17785) and incorporated herein by reference)
27.   --   Financial Data Schedule
99.1  --   Risk Factors (filed as Exhibit 99.1 to the Company's Annual
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

                                               DIAMOND TECHNOLOGY PARTNERS INCORPORATED

Date: February 12, 1999                        By:
                                                   -----------------------------------------
                                                   Melvyn E. Bergstein
                                                   Chairman, Chief Executive Officer and
                                                   Director

Date: February 12, 1999                        By:
                                                   -----------------------------------------
                                                   Karl E. Bupp
                                                   Vice President, Chief Financial Officer
                                                   (Principal Financial and Accounting
                                                   Officer)

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                               DESCRIPTION
  -------                             -----------
    3.3  --   Articles of Incorporation (filed as Exhibit 3.1 to the
              Registration Statement on Form S-1 (File No. 333-17785) and
              incorporated herein by reference)

    3.4  --   By-Laws (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-17785) and incorporated herein by reference)

     27  --   Financial Data Schedule (for SEC use only)

   99.1  --   Risk Factors (filed as Exhibit 99.1 to the Company's Annual
              Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)