Form 10-K405
period 1999-03-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 1999-06-25
CIK 924940

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                    OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 31, 1999 there were 10,138,248 shares of Class A Common Stock and 3,462,556 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates was an estimated $272 million based upon the closing price of $24.00 per share on May 28, 1999.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.
Item 1.       Business....................................................     3
Item 2.       Properties..................................................    12
Item 3.       Legal Proceedings...........................................    12
Item 4.       Submission of Matters to a Vote of Security Holders.........    12

PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................    14
Item 6.       Selected Financial Data.....................................    15
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation....................................    15
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk
              Sensitive Instruments.......................................    20
Item 8.       Financial Statements and Supplementary Data.................    20
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    20

PART III
Item 10.      Directors and Executive Officers of the Registrant..........    20
Item 11.      Executive Compensation......................................    20
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................    20
Item 13.      Certain Relationships and Related Transactions..............    20

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................    21

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Diamond Technology Partners Incorporated (the "Company" or "Diamond") is an e-commerce consulting firm. Positioned as the CEO's guide to e-commerce, the Company helps its leading national and multinational clients create and implement digital strategies--business strategies for the digital age. The Company serves clients primarily in the telecommunications, energy, financial services, insurance, healthcare, consumer products, and consumer services industries. The Company offers services in digital strategy development, program management, change management and profit improvement. Diamond was founded upon a belief that effective e-commerce digital strategies can be conceived only when strategy and technology are considered in tandem, not in sequence.

     The Company works with its clients to help them understand, develop and then manage the implementation of digital strategies. The Company leads its clients through a process that broadens their understanding of the ways e-commerce and information technology ("IT") can be used strategically to gain competitive advantage in their rapidly changing markets. Diamond's professionals, working closely with client personnel, perform thorough analyses of the client's current business with a focus on alternative technology-driven business strategies. When an appropriate strategy has been developed, Diamond stays with the client to manage the implementation of the strategy, which generally includes design, deployment and integration of IT solutions, together with modification of business processes, organizational structure and the training of client personnel. Because Diamond works in small teams, relevant knowledge is transferred to the client organization throughout the process.

RECENT EVENTS

     On April 26, 1999, Diamond acquired change management firm OmniTech Consulting Group, Inc. ("OmniTech"). OmniTech specializes in web-based and other multimedia corporate learning. OmniTech has 43 client-serving professionals and has offices in Chicago (headquarters), Boston and Bridgewater, New Jersey. OmniTech offers a variety of web-based and multimedia change management solutions as well as custom change programs for organizations' leaders and work teams. OmniTech's clients include well-known companies such as AT&T, Ameritech, Bell Atlantic, Bell South, Carrier Corporation, Fidelity, Lucent, Microsoft, Motorola and Xerox.

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

     Business leaders no longer view IT solely as a support function, but often struggle to incorporate the potential that technology holds as a driver of business strategies. Many senior executives realize that they do not have the internal expertise and capability to define and address challenges presented by blending strategy and IT. The Company believes that the current business environment provides an opportunity for a firm that offers high-level strategic management consulting with an in-depth understanding of technology. In addition, the pace of change today -- primarily driven by the Internet and e-commerce -- dictates that the same firm that develops the strategy also be responsible for implementing that strategy.

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

  The Synthesis of Business Strategy and Technology

     A digital strategy combines business strategy and technology in innovative ways. The Company recognizes that technology does not merely support business, it creates business. Diamond simultaneously provides expertise in strategic consulting, business processes and IT, enabling the Company to identify e-commerce digital strategy opportunities for its clients that might not otherwise be considered by traditional management consulting or systems integration firms. The Company's services are delivered through small, experienced and multidisciplinary teams that work collaboratively with the client to create an environment in which knowledge and skills are constantly shared. This transfer of knowledge is of significant value to the client.

  Solution Objectivity

     A consulting firm that objectively advises on strategy should not be in the business of selling software or hardware. Diamond has intentionally avoided entering into alliances that might influence, or be perceived to influence, the strategy that it recommends to a client. Diamond believes this objectivity earns its clients' trust and is a key component of its ability to create digital strategies and implement the results.

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

DIAMOND'S GROWTH STRATEGY

     Diamond's goal is to become the leader in the design and delivery of e-commerce digital strategies. Diamond has three fundamental areas of focus:
People, the Company's "product"; Clients, the Company's revenue source; and Brand and Intellectual Capital, the Company's entree to new business.

  People

     The Company believes that its continued success and growth require it to expand its base of highly skilled professionals. This emphasis on human resources begins with the Company's recruitment of client-serving professionals from the best business and technical schools, continues through the process of training, developing and promoting professionals within the Company and culminates in the sharing of equity in the Company as both an acknowledgment of merit and a means of retention.

     In order to maintain a differentiated service offering, the Company seeks to develop and sustain a business culture that is common across all disciplines in the organization. The Company seeks to promote its culture by exposing its professionals to all of the various services that Diamond provides while further developing skills in each professional's principal area of expertise.

  Clients

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

     The Company believes that its vertical market focus provides a scalable structure for growth. Through a vertical focus in seven key markets (telecommunications, energy, financial services, insurance, health care, consumer products, and consumer services), the Company is able to offer e-commerce digital strategies anchored by an in-depth understanding of market-specific knowledge. The Company expects the number of vertical markets on which it focuses to change and grow as the Company's expertise and market demands evolve.

  Brand and Intellectual Capital

     Diamond utilizes its accumulated knowledge and experience to provide relevant and sustainable intellectual capital to a given project and to develop innovative solutions for its clients. The Company continuously seeks to identify and disseminate new intellectual capital throughout its organization to keep abreast of business and technology trends. Intellectual capital is created by individuals both within and outside the Company and incorporated into the Company's practice and training. The Company's intellectual capital is often its entree into a new client project.

     Diamond intends to continue to invest in the development and maintenance of its brand identity in the marketplace, driven by its intellectual capital. The Company promotes its name and credentials through publications, seminars, speaking engagements, media and analyst relations, direct marketing, the World Wide Web and other efforts. The Company believes that building a brand image facilitates the lead generation process by raising awareness of the Company, and consequently, increasing the number of potential clients.

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

  Digital Strategy

     The development of a digital strategy begins with an executive alignment segment designed to help the client explore the new strategic possibilities of technology before determining a strategy. This segment consists of three phases: learning, collaboration and prototyping. Learning helps clients explore and understand the new strategic possibilities of technology in order to set preliminary goals. Collaboration gains consensus within the client's organization on these preliminary goals. Prototyping tests the goals to ensure they are realistic and prioritizes them based on desired results. This segment leads to the development of a digital strategy to achieve a client's objectives.

     Based on the results of the executive alignment, a digital strategy is then determined and prototyped by the Company and the client. The strategy is a blueprint to help the client reach its goal. When determining the strategy, the team further evaluates the dynamics of the client's competitive and financial environments. Importantly, specific performance goals and detailed deployment plans for the new strategy are created, which constitute milestones by which the client can readily measure results during the deployment phase. The deployment plans developed in this phase correspond to the requirements of the project, but generally include an organizational strategy, a process redesign strategy and an IT strategy.

  Program Management

     The objective of Diamond's program management services is to maintain focus on the business value of the project throughout the implementation of the strategy. Diamond manages the implementation of digital strategies using a collaborative approach, often utilizing the client's IT staff. Diamond's program management services provide the leadership and management needed to implement adjustments to the deployment plan as needed to deliver a solution on time and within budget. Key variables managed throughout this segment include project content, constituencies affected by the project, knowledge transferred, risk associated with the project and resources utilized.

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

  Change Management

     The Company's change management services address the people aspects of the business model change inherent in fundamental e-commerce initiatives. Through its recently acquired business, OmniTech Consulting Group, Diamond offers a variety of web-based and multimedia change management solutions as well as custom change programs for organizations' leaders and work teams. Change management services typically overlap the end of the program management segment. Change management services may also be delivered as a stand-alone service.

  Profit Improvement

     Diamond provides profit improvement services to drive restructuring of costs and improve a company's cost position through the innovative application of technology. Diamond provides profit improvement services as part of larger digital strategy projects, or as a stand-alone service offering. While client companies participate in profit improvement work during both good and bad economic times, it is most prevalent during economic recessions when there is increased scrutiny on companies' cost structures.

SALES AND MARKETING

     The principal sales activities of the Company are managed by senior Partners and supported by a Chief Marketing Officer. The senior Partners are responsible for building relations with senior executives of existing and potential clients and for formulating and executing the Company's sales and marketing strategy. The senior Partners call on existing and potential clients, discuss potential engagements, negotiate the terms of engagements, and direct the staffing and execution of consulting projects.

     The Company primarily sells its services to senior executives of national and multinational corporations. Although every client relationship is unique, the Company's client relationships to date generally have included multiple projects. Diamond has divided its Partners into vertical groups focused on several industry sectors: insurance, health care, telecommunications, energy, financial services, consumer products and services. The sales efforts in each group are led by a senior Partner who is assigned revenue and profit contribution responsibility. New projects are sought within each group from both new prospects and existing clients. Each vertical group maintains a current list of targeted prospects which are tracked on an ongoing basis by senior management of the Company. Building on leads generated through the Company's marketing programs, senior Partners engage in dialogue with client and prospect senior management which can result in formal consulting engagements.

     The primary focus of the Company's marketing programs is to generate leads through building relationships and educating client prospects about Diamond. The Company has initiated a number of relationship-marketing programs designed to complement, encourage and accelerate personal relationships. The Company builds relationships both directly and on a collaborative basis with members of the Diamond Network (see "-- Intellectual Capital") and through relationships with certain third-party industry executives, called "client relationship executives" ("CREs"). Members of the CRE program are typically semi-retired senior executives with a wide network of contacts in a given industry. The Company currently has eighteen CREs focusing in each of the industries Diamond serves.

     Complementing the relationship-marketing programs are a variety of other business development and marketing techniques used to communicate directly with current and prospective clients, including a magazine, books, newsletters, media and analyst relations, speeches and an interactive homepage on the World Wide Web. Three of the more substantive marketing efforts include: (i) the publication of the business magazine, Context; (ii) a book focusing on digital strategy, "Unleashing the Killer App: Digital Strategies for Market Dominance"; and (iii) two series of executive seminars called the Diamond Exchange and Insight (see "Intellectual Capital"). Each of these programs is designed to educate the market on the opportunities of digital strategies, demonstrate the Company's intellectual capital, and create an ongoing dialogue with client prospects.

     Context is a controlled-circulation magazine covering the growing intersection of business and technology that is distributed to approximately 35,000 senior executives (CEOs and their direct reports in the United States). In early fiscal year 2000, Diamond increased the frequency of Context from quarterly to bi-monthly and began distributing the magazine on newsstands. "Unleashing the Killer App: Digital Strategies for Marketing Dominance" is a book co-authored by a Diamond Partner and a member of the Diamond Network and was published in the first quarter of fiscal 1999. The Diamond Exchange and Insight seminars provide forums to talk to clients and prospects face-to-face about the opportunities and challenges of the Internet and e-commerce.

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

     The following are examples of clients that are representative of the Company's business:

  Agricultural Chemicals Company

     One of the world's largest agricultural chemicals companies approached Diamond to explore how we could apply Killer App design principles to enter a new market in a centuries-old commodity business: fertilizer. Traditionally, the production and distribution of fertilizer is typified by large investments in production facilities and huge inventories (due to seasonality), resulting in large fixed costs. This is a mature industry and sales are highly cyclical. The practice of large-scale fertilization of agricultural land is under pressure from environmentalists claiming a risk of run-off pollution. Diamond was retained to define and test a new business model that would give the client more control of the economic drivers of the business. The goal was to create a higher-margin, lower-cost commercial platform, while at the same time offering a more differentiated value proposition to its end customer. Diamond helped the client adapt a more customer-centric approach using Internet technology to bypass current distribution channels.

     Diamond designed and managed the implementation of a complete e-commerce solution for the prototype -- complete with interfaces to the client's financial and production systems -- in less than 6 months. Diamond also reconfigured the client's organization, pricing structure, and business processes, including the conversion of sales staff (traditionally selling to distributors) into farm advisors (building relationships directly with farmers).

  Energy Retailer

     Diamond was initially engaged to assist this investor-owned electric utility in developing a new business that offered power from renewable sources to consumers in newly deregulated markets. Diamond worked with the client to develop a digital strategy that would differentiate the company by creating an electronic dialogue with its customers over the Internet, track behaviors and subsequently adapt to their specific desires over time. Diamond's relationship with this client consists of five separate, but related, projects: (i) the conduct of an economic viability study that explored technology and industry trends affecting the ability of the client to reach retail and small-business customers with renewable power, (ii) the development of the digital strategy and business plan to secure the external funding needed, (iii) the development of a fundable business strategy and technology/operations implementation plan, (iv) the management of the technology and operations infrastructure roll-out, including a network of third-party vendors, and (v) the ongoing counsel to the client with respect to its efforts in shaping the rules of engagement in the deregulated energy markets.

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

  INSIGHT Seminars

     Diamond's INSIGHT seminars, launched in fiscal year 1999, are a series of one-day seminars in the theory and practice of digital strategy. Diamond is holding eight seminars in fiscal year 2000: four breakfast seminars co-sponsored by Microsoft in Chicago, one co-sponsored with Diebold in Germany, and three hosted by Diamond in Chicago, San Francisco and Atlanta.

  Diamond Network

     The Diamond Network is a group currently comprised of 14 recognized business and technology leaders. Members of the Diamond Network provide Diamond with a set of skills that augment and enhance the value that Diamond can provide to its clients. Diamond Network members provide a source of intellectual capital, introduce the Company to prospective clients, serve as faculty to the Diamond Exchange (see above), and participate in client projects. Members are contractually committed to dedicate a certain number of days to Diamond to support marketing, sales, and client work. Diamond Network relationships are generally non-exclusive, two-year contracts. Members are given a combination of stock options and per diem payments for services provided to the Company or its clients on the Company's behalf. Current members of the Diamond Network include:

          John Perry Barlow is a writer and lecturer on the social, legal and economic issues arising on the border between the physical and virtual worlds. He is a contributing writer for Wired magazine and co-founder and vice chairman of the Electronic Frontier Foundation, an organization that promotes freedom of expression in digital media.

          Gordon Bell is a senior researcher with Microsoft Corporation focusing on telepresence, and author of High-Tech Ventures. Mr. Bell spent 23 years at Digital Equipment Corp. as vice president of research and development where he managed the development of the first time-sharing and mini-computers, and led the development of the DEC VAX.

          Leonard L. Berry, Ph.D. is a professor of marketing and director of the Center for Retailing Studies at the College of Business Administration at Texas A&M University. Dr. Berry is the former national president of the American Marketing Association and holds the JC Penney Chair in Retailing Studies.

          Larry Downes is a consultant and speaker on the impact of digital technologies on business strategy. He teaches at the Kellogg Graduate School of Business at Northwestern University and co-authored "Unleashing the Killer App: Digital Strategies for Market Dominance," which was published by Harvard Business School Press in May 1998.

          Tim Gallwey is a consultant and author in the area of learning in the business environment. Mr. Gallwey has worked with a number of major corporations to develop the coaching skills of their managers and reduce the internal obstacles that interfere with learning and create work environments that support peak performance.

          James H. Gilmore is co-founder (with B. Joseph Pine II) of Strategic Horizons LLP, a consultancy specializing in the strategic marketing and operating issues of electronic commerce, and co-author of The Experience Economy (1999).

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

          Andrew Lippman, Ph.D. is co-director and founding member of the Media Lab at the Massachusetts Institute of Technology. He is an influential expert on future technologies and an advisor to the federal government, corporations and startup ventures. He is on the science council of the Corporation for National Research Initiatives' program to develop global information infrastructures.

          Anthony J. Paoni is a Clinical Professor of Management Information at the Kellogg Graduate School of Management at Northwestern University. Paoni is an expert in the areas of strategic impact of information technology, information management tools, and managing in a digital economy.

          B. Joseph Pine II is co-founder (with James H. Gilmore) of Strategic Horizons LLP, a consultancy specializing in the strategic marketing and operating issues of electronic commerce. Pine is author of Mass
     Customization: The New Frontier In Business Competition and co-author of The Experience Economy (1999).

          David P. Reed, Ph.D. is an information architect and independent entrepreneur who focuses on designing the information space in which people, groups and organizations operate within the rapidly expanding Internet environment. He was formerly chief scientist for Lotus Development Corp., a senior scientist at Interval Research Corp., and chief scientist and vice-president of research and development for Software Arts Inc.

          Mohanbir S. Sawhney is a Tribune Professor of Electronic Commerce at the Kellogg Graduate School of Management at Northwestern University. Sawhney helps companies rethink their industry position in terms of customer activities rather than corporate products and services. He has particular expertise in e-commerce and the role of technology in marketing and new product development.

          Richard Y. Wang, Ph.D. is an associate professor at the MIT Sloan School of Management with expertise in database management systems, connectivity among information systems, and data quality management. Wang is also founder of Cambridge Research Group, a firm specializing in data quality management.

          Marvin Zonis, Ph.D. is a professor of international political economy and leadership at the University of Chicago Graduate School of Business. He is an expert and consultant on political risk and emerging markets, Mideast politics, the oil industry, and the foreign policies of Russia and the United States.

     The intellectual capital gathered through these various programs is shared throughout the Company in both formal and informal ways. Some formal venues include quarterly all-hands meetings for all Diamond employees, the Diamond Exchange learning forum, and the Company's interactive case-based training and development programs.

HUMAN RESOURCES AND CULTURE

     As of March 31, 1999, Diamond had 309 employees. Of these employees, 239 were client-serving professionals and 70 were management and administrative personnel comprising marketing, human resources, finance, accounting, legal, internal information systems and administrative support.

  Culture

     Diamond believes its ability to simultaneously provide expertise in digital strategy, business processes and IT is dependent upon its ability to develop and sustain a business culture that is common across all disciplines in the organization. Three primary elements comprise Diamond's culture: (i) an environment that intellectually challenges its personnel through continuous training and client work; (ii) consistency in compensation and career paths across all disciplines and skill sets within the firm; and (iii) participation by all employees in the continuing development and ownership of the firm. The Company plans to further strengthen its culture through various policies and programs and by continuing to increase promotions from within the organization.

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

     Although a significant number of the Company's current employees were hired directly from other firms, a growing number of associates are being hired from graduate business programs at many of the country's leading universities. The Company also has a summer associate program that provides an additional source of graduate business program hires. Over time, the Company expects to hire a majority of its employees from these programs.

  Training and Development

     The Company's training and professional development programs help it deliver high-quality services to its clients, as well as attract and retain highly skilled professionals. The Company has developed programs that ensure all individuals have the opportunity to develop consulting, business and IT skills throughout their careers. These programs reinforce Diamond's culture by exposing all professionals to the various services Diamond provides while further developing deep skills in each professional's principal area of expertise.

  Compensation

     The Company's compensation programs have been structured to attract and retain highly skilled professionals by offering competitive base salaries coupled with annual cash bonus opportunities. Equity is used at all levels within the organization to provide long-term wealth creation opportunities and to retain individuals through vesting provisions. Diamond believes that those professional services firms able to offer equity will be more successful in attracting and retaining talented individuals than those firms that do not offer equity at all levels.

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

COMPETITION

     The Company's primary competitors include management consulting firms, e-commerce integrators and firms that provide both management consulting and e-commerce integration services. Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources, greater name recognition and greater revenues than the Company. Management believes that competition may increase from the large traditional management consulting firms as these firms increase their use of IT in their consulting services and enter the digital strategy market. The Company believes that the principal criteria considered by prospective clients when selecting a consulting firm to develop and implement e-commerce digital strategies include: scope of services, service delivery approach, technical and industry expertise, perceived value, and achievement of results.

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

ITEM 2. PROPERTIES

     The Company's headquarters and principal administrative, information systems, financial, accounting, marketing, legal and human resources operations are located in approximately 51,000 square feet of leased space in Chicago, Illinois, comprised of two lease agreements. The initial lease agreement covers 35,000 square feet. In September 1998, the Company subleased an additional 16,000 square feet of office space at the same location. The total approximate payments due from the Company under these leases for fiscal year 2000 are $1,300,000. The initial lease expires in 2002, but permits an extension of five years with notice. The sublease for the additional space expires in 2006. Diamond has also leased approximately 7,000 square feet of office space in Cleveland, Ohio. The approximate payments due from the Company under this lease for fiscal 2000 are $219,000. This lease expires in 2001, but permits an extension of three years with notice. See Note 4 of Notes to Consolidated Financial Statements. In connection with its acquisition of OmniTech, Diamond assumed OmniTech's obligations under its principal office lease in Chicago, Illinois. The Chicago lease covers approximately 16,500 square feet, has total approximate payments due for fiscal year 2000 of $374,000 and expires in 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

          NAME               AGE                             POSITION
          ----               ---                             --------
Melvyn E. Bergstein          57     Chairman of the Board of Directors and Chief Executive
                                      Officer
Karl E. Bupp                 36     Treasurer and Chief Financial
                                    and Administrative Officer
Adam Gutstein                36     Chief Operating Officer
Michael E. Mikolajczyk       47     President and Director
Christopher J. Moffitt       44     Senior Vice President, Secretary and Director
James C. Spira               55     Senior Vice President and Director

     Melvyn E. Bergstein co-founded the Company in January 1994 and served as its Chairman, Chief Executive Officer and President until July 1998, and its Chairman and Chief Executive Officer since then. From 1991 to 1993, Mr. Bergstein at various times served as vice chairman, executive vice president, president and co-chief executive officer, and as a member of the board of directors of Technology Solutions Company, a publicly traded, Chicago-based systems integrator. From 1989 to 1991, he was senior vice president -- systems integration for Computer Sciences Corporation. From 1968 to 1989, Mr. Bergstein held a number of positions with Arthur Andersen & Co.'s consulting division (now Andersen Consulting). While with Andersen Consulting, Mr. Bergstein served as partner from 1977 to 1989 and managing director of worldwide technology from 1985 to 1989. Mr. Bergstein served on Arthur Andersen's Board during the 1985 to 1989 period, and as chairman of Arthur Andersen's Consulting Oversight Committee during 1989. Mr. Bergstein received his bachelors degree from the University of Pennsylvania.

     Karl E. Bupp joined the Company in April 1994 as vice president of financial planning responsible for the firm's internal planning, analysis and treasury functions. Since July 1998, Bupp has served as Chief Financial Officer. Prior to joining Diamond, Bupp was the corporate controller, and director of planning and treasury services for Technology Solutions Company. From 1985 to 1993, he held various financial management and analyst positions with MCI Telecommunications Corporation.

     Adam Gutstein was a co-founder of the Company in January 1994 and served as a partner of the Company. Since July 1998 he has served as Chief Operating Officer responsible for the client-serving operations of the Company including revenue and profit contribution. Prior to joining Diamond, Gutstein was a vice president at Technology Solutions Company and a manager with Andersen Consulting.

     Michael E. Mikolajczyk joined the Company in April 1994 and served as its Senior Vice President, Chief Financial and Administrative Officer, and a member of its Board of Directors until July 1998. Effective July 1, 1998, Mr. Mikolajczyk became President of the Company and continues to serve as a member of its Board of Directors. From 1993 to 1994, he served as senior vice president of finance and administration and chief financial officer for Technology Solutions Company. From 1981 to 1993, Mr. Mikolajczyk was with MCI Telecommunications Corporation where he served at various times as vice president of finance and administration for both its Business Services Division and its Central Division, vice president of corporate development and analysis, vice president of business analysis, tariffs and contracts, and vice president of marketing and finance for MCI's Digital Information Services Company. Mr. Mikolajczyk received his bachelors degree from Wayne State University and his M.B.A. from Harvard Business School.

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

     James C. Spira joined the Company in November 1995 and has served as its Senior Vice President since that time. He became a member of its Board of Directors in February 1996. From 1991 to 1995, Mr. Spira was a group vice president of The Tranzonic Companies, Inc., a $200 million public corporation specializing in the manufacture and distribution of quality paper, cloth and vinyl products. Prior to that time, Mr. Spira co-founded Cleveland Consulting Associates in 1974, where he served as the firm's president and chief executive officer. Mr. Spira serves on the board of directors of CIBER, Inc., and The Tranzonic Companies, Inc. Mr. Spira holds an M.B.A. from the University of Pennsylvania's Wharton School and a B.A. in history from Hobart College.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock is quoted on the Nasdaq National Market under the symbol "DTPI". The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock.

                                                                CLOSING PRICE
                                                                  PER SHARE
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
Fiscal year ending March 31, 1998:
  First Quarter.............................................  $12.125   $ 5.750
  Second Quarter............................................   15.750    10.125
  Third Quarter.............................................   17.750    12.375
  Fourth Quarter............................................   27.250    13.750
Fiscal year ending March 31, 1999:
  First Quarter.............................................  $31.000   $21.250
  Second Quarter............................................   31.500    16.000
  Third Quarter.............................................   21.000     7.500
  Fourth Quarter............................................   30.250    16.000

     On June 14, 1999, the closing price of Class A Common Stock was $21.625 per share. At such date, the Company had approximately 7,100 holders of record of Class A Common Stock.

     Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock. To date, the Company has not paid any cash dividends on its Common Stock and does not expect to declare or pay any cash or other dividends in the foreseeable future. The Company's financing arrangements currently do not prohibit the Company from declaring or paying dividends or making other distributions on the Common Stock.

     During fiscal year 1999, the Company sold to its Partners, 5,200 shares of its Class B Common Stock at $11.63 per share. These sales were made under the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below has been derived form the Company's consolidated financial statements. The data presented below should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                               YEAR ENDED MARCH 31
                                               ----------------------------------------------------
                                                 1995       1996       1997       1998       1999
                                               --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXPECT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenues................................   $12,843    $26,339    $37,557    $58,369    $82,389
                                               -------    -------    -------    -------    -------
Operating expenses:
  Project personnel and related expenses....     8,351     15,312     21,863     31,619     43,275
  Professional development and recruiting...     1,395      4,587      6,272      6,155      9,448
  Marketing and sales.......................       451        606      1,928      3,210      4,669
  Management and administrative support.....     3,108      4,460      6,348      8,602     11,298
                                               -------    -------    -------    -------    -------
          Total operating expenses..........    13,305     24,965     36,411     49,586     68,690
                                               -------    -------    -------    -------    -------
Income (loss) from operations...............      (462)     1,374      1,146      8,783     13,699
Interest income, net........................        85        164        172      1,150      2,488
                                               -------    -------    -------    -------    -------
Income (loss) before taxes..................      (377)     1,538      1,318      9,933     16,187
Income taxes................................        --        302        685      3,925      6,351
                                               -------    -------    -------    -------    -------
Net income (loss)...........................   $  (377)   $ 1,236    $   633    $ 6,008    $ 9,836
                                               =======    =======    =======    =======    =======
Basic earnings (loss) per share of Common
  Stock(1)..................................   $ (0.06)   $  0.16    $   .07    $   .51    $   .74
Shares used in computing basic earnings
  (loss) per share of Common Stock(1).......     6,071      7,620      9,144     11,756     13,277
Diluted earnings (loss) per share of Common
  Stock(1)..................................   $ (0.06)   $  0.16    $   .06    $   .42    $   .63
Shares used in computing diluted earnings
  (loss) per share of Common Stock(1).......     6,071      7,620      9,904     14,172     15,564

                                                                   MARCH 31,
                                                 ---------------------------------------------
                                                  1995     1996     1997      1998      1999
                                                 ------   ------   -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................  $4,690   $4,635   $17,547   $31,437   $47,698
Working capital................................   4,345    4,397    15,725    26,236    46,872
Total assets...................................   7,513   11,615    25,494    40,352    67,086
Long-term debt, including current portion......     256      125     2,000        --        --
Total stockholders' equity.....................   5,187    6,568    18,300    28,767    53,301

---------------

(1) The Company's basic earnings per share and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 and are presented in accordance with SAB No. 98 issued by the Securities and Exchange Commission. SAB No. 98 revised the calculation of pre-initial public offering common stock and common stock equivalent shares previously governed by SAB No. 83. The Company has retroactively applied SAB No. 98 to all periods prior to fiscal year 1998.

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

OVERVIEW

     Diamond is an e-commerce consulting firm. Positioned as the CEO's guide to e-commerce, the Company helps its leading national and multinational clients create and implement digital strategies -- business strategies for the digital age. The Company has experienced substantial revenue growth in its five years since inception, generating net revenues of $82.4 million from 85 clients during the twelve months ended March 31, 1999. The Company had 239 client-serving professionals as of March 31, 1999.

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

     The largest portion of the Company's costs consists primarily of employee-related expenses for its client-serving professionals and other direct costs, such as third-party vendor costs and unbilled travel costs associated with the delivery of services to clients. The remainder of the Company's costs are comprised of the expenses associated with the development of the business and the support of its client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training costs. Marketing and sales expenses consist primarily of the costs associated with the Company's development and maintenance of its marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, finance, information systems, facilities and other administrative support for project personnel.

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

RECENT DEVELOPMENTS

     On April 23, 1999, the Company acquired OmniTech, a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. OmniTech, with 43 client-serving professionals and offices in Chicago, Boston and New Jersey, offers a variety of web-based and multimedia change management solutions as well as customer change programs for companies. Under the terms of the acquisition agreement, the Company paid $4.0 million in cash, and issued a $1.0 million note and 115,641 shares of the Company's Class A Common Stock. The acquisition will be accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              1997    1998    1999
                                                              -----   -----   -----
Net Revenues................................................  100.0%  100.0%  100.0%
                                                              -----   -----   -----
Operating Expenses:
  Project personnel and related expenses....................   58.2    54.2    52.5
  Professional development and recruiting...................   16.7    10.6    11.5
  Marketing and sales.......................................    5.1     5.5     5.7
  Management and administrative support.....................   16.9    14.7    13.7
                                                              -----   -----   -----
          Total operating expenses..........................   96.9    85.0    83.4
                                                              -----   -----   -----
Income from operations......................................    3.1    15.0    16.6
Interest income, net........................................    0.4     2.0     3.0
                                                              -----   -----   -----
Income before taxes.........................................    3.5    17.0    19.6
Income taxes................................................    1.8     6.7     7.7
                                                              -----   -----   -----
Net income..................................................    1.7%   10.3%   11.9%
                                                              =====   =====   =====

FISCAL 1999 COMPARED TO FISCAL 1998

     The Company's net income of $9.8 million during fiscal 1999 improved from net income of $6.0 million during fiscal 1998 as a result of increased revenues combined with an improvement in the utilization of client-serving professionals, partially offset by an increase in expenses required to support the Company's growth during the period.

     The Company's net revenues increased 41.2% to $82.4 million during fiscal 1999 as compared to fiscal 1998. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base. For fiscal 1999, $16.9 million of revenue was derived from services delivered to new clients and $65.5 million related to the completion of projects or the undertaking of additional projects from the Company's client base of the previous fiscal year. The Company served 85 clients during fiscal 1999 as compared to 65 clients served during fiscal 1998.

     Project personnel and related expenses increased $11.7 million, or 36.9%, to $43.3 million during fiscal 1999 as compared to fiscal 1998. This increase resulted from an increase in the number of client-serving professionals to respond to growth. The Company increased its client-serving professional staff from 175 at March 31, 1998 to 239 at March 31, 1999. As a percentage of net revenues, project personnel and related expenses decreased from 54.2% to 52.5% during fiscal 1999, reflecting the improvement in utilization of client-serving professionals.

     Professional development and recruiting expenses increased $3.3 million during fiscal 1999 as compared to fiscal 1998. This increase reflects the Company's recruiting and training of a higher number of client-serving professionals during fiscal 1999. The Company has continued its recruiting and training programs to support the growth of the business. As a percentage of net revenues, professional development and recruiting expenses increased from 10.6% to 11.5% during fiscal 1999.

     Marketing and sales expenses increased $1.5 million to $4.7 million during fiscal 1999 as compared to fiscal 1998 as a result of the Company's investment in its marketing and branding programs. The Company's marketing activities in fiscal 1999 were focused on (i) the continued development of its magazine, "Context", which was launched during the quarter ended December 31, 1997, (ii) the promotion of intellectual capital through the Diamond Exchange, the Company's executive learning forum for senior executives and (iii) the conduct of three one-day digital strategy executive seminars for prospective clients. As a percentage of net revenues, marketing and sales expenses increased from 5.5% to 5.7%.

     Management and administrative support expenses increased from $8.6 million to $11.3 million, or 31.3%, during fiscal 1999 as compared to fiscal 1998. This increase resulted from the cost of additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, management and administrative support expenses decreased from 14.7% to 13.7% as a result of the Company's improved operating leverage resulting from its net revenue growth.

FISCAL 1998 COMPARED TO FISCAL 1997

     The Company's net income of $6.0 million during fiscal 1998 improved from net income of $633,000 during fiscal 1997 as a result of increased revenues combined with an improvement in the utilization of client-serving professionals, partially offset by an increase in expenses required to support the Company's growth during the period. The Company's net income in fiscal 1997 included net losses for the first six months of the fiscal year, which resulted primarily from the loss of two projects as a result of clients' cancellations of business initiatives. The Company responded to these project cancellations and the resulting business circumstances during the quarter ended September 30, 1996, by reducing spending levels, including the elimination of its bonus programs for fiscal 1997. The Company reinstated its bonus programs effective for fiscal 1998. Accordingly, the Company recognized bonus expense of $7.6 million during fiscal 1998 as compared to none during fiscal 1997.

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

     Project personnel and related expenses increased $9.8 million, or 44.6%, to $31.6 million during fiscal 1998 as compared to fiscal 1997. This increase resulted from an increase in the number of client-serving professionals to respond to growth, combined with the impact of the reinstatement of the bonus program during fiscal 1998. The Company increased its client-serving professional staff from 146 at March 31, 1997 to 175 at March 31, 1998. As a percentage of net revenues, project personnel and related expenses decreased from 58.2% to 54.2% during fiscal 1998, reflecting the improvement in utilization of client-serving professionals.

     Professional development and recruiting expenses decreased $117,000 during fiscal 1998 as compared to fiscal 1997. This decrease reflects the initial investment in certain intellectual capital programs during fiscal 1997, partially offset by the Company's training of a higher number of client-serving professionals during fiscal 1998. The Company continued its recruiting and training programs to support the growth of the business. As a percentage of net revenues, professional development and recruiting expenses decreased from 16.7% to 10.6% during fiscal 1998 as a result of the Company's improved operating leverage resulting from its net revenue growth.

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

     In April 1998, the Company sold approximately 650,000 shares of Class A Common Stock as part of a secondary offering. Net proceeds to the Company totaling approximately $15.9 million were realized in April 1998.

     The Company also maintains a revolving line of credit pursuant to the terms of an unsecured credit agreement from a commercial bank under which the Company may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at the Company's discretion. This line of credit has been reduced to account for letters of credit outstanding. As of March 31, 1999, the Company had approximately $9.6 million available under this line of credit.

     The Company's billings for the quarter ended March 31, 1999 totaled $26.5 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. The Company's gross accounts receivable balance of $10.9 million at March 31, 1999 represents 37 days of billings for the quarter.

     The Company believes that the net proceeds from the sale of the Class A Common Stock in April 1998, together with its current cash balances and cash flow from future operations, will be sufficient to fund its operating requirements for at least fiscal 2000. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

YEAR 2000 ISSUE

     Existing computer programs of many companies were designed and developed without considering the impact of the upcoming change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many of these computer applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue" or "Y2K"). The Company has conducted an assessment of the potential impact of the Year 2000 Issue on its operations and mission critical vendors. In light of the fact that the Company has only been in existence for a little over five years, the Company's key financial, information and operation systems have been designed to be Year 2000 compliant without the need for any modifications or conversions. Accordingly, the Company does not expect the Year 2000 Issue to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has participated in certain projects that involve Y2K issues for some of its clients. Generally, the Company includes provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties and limit the company's liability to the amount of fees paid by the client to the Company in connection with the project. The Company also maintains insurance to protect against potential liability that may arise in connection with Y2K issues at its clients. Although the Company has no reason to believe that any such work will result in litigation against the Company, it is possible that the Company could be adversely affected by litigation in connection with these projects. There can be no assurance that the Company will be able to obtain the desired contractual protections in agreements, or that any such contractual provisions will prevent clients from asserting claims against the Company with respect to the Y2K issue. There can also be no assurance that the contractual protections, if any, obtained by the

Company or the insurance coverage will operate to protect the Company from, or adequately limit the amount of, any liability arising from claims asserted against the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVE INSTRUMENTS

     The Company does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in the financial statements and schedules set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Financial Statement Schedules" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

          (1) The financial statements and schedule listed in the index on page F-1 are filed as part of this Form 10-K on pages F-2 to F-13

     All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

          (2) see (1) above

          (3) see (c) below

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999. A report on Form 8-K was filed on April 23, 1999 related to the acquisition of OmniTech Consulting Group, Inc.

     (c) Exhibits

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1**           -- Form of Restated Certificate of Incorporation of the
                            Company.
         3.2**           -- Form of Amended and Restated By-laws of the Company.
        10.1**           -- Amended and Restated Diamond Technology Partners
                            Incorporated 1994 Stock Option Plan, as amended.
        10.2**           -- Employment Agreement between Melvyn E. Bergstein and the
                            Company, dated February 1, 1994, as amended.
        10.3**           -- Employment Agreement between Michael E. Mikolajczyk and the Company, dated April 18, 1994, as amended.
        10.4**           -- Employment Agreement between James C. Spira and the
                            Company, dated November 1, 1995, as amended.
        10.5**           -- Employment Agreement between Christopher J. Moffitt and the Company, dated February 1, 1994, as amended.
        10.6**           -- Stock Purchase Agreement dated as of March 22, 1994 among the Company, Melvyn E. Bergstein, Christopher J. Moffitt,
                            Safeguard Scientifics, Inc. and certain other investors,
                            as amended.
        10.7**           -- Amended and Restated Voting and Stock Restriction
                            Agreement dated as of April 1, 1996 among the Company,
                            Technology Leaders L.P., Technology Leaders Offshore C.
                            V., CIP Capital L.P., Safeguard Scientifics (Delaware),
                            Inc. and certain of the shareholders of the Company.
        10.8**           -- Amended and Restated Partners Operating Agreement dated as of April 1, 1996 among the Company and the Partners of
                            the Company.
        10.9**           -- Amended and Restated Warrant Certificates to Purchase
                            Common Stock dated as of November 8, 1996 among the
                            Company and Safeguard Scientifics (Delaware), Inc.
        10.11**          -- Warrant Certificate to Purchase Common Stock dated as of
                            January 31, 1997 between Safeguard Scientifics
                            (Delaware), Inc. and the Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.12**          -- Warrant Certificate to Purchase Common Stock dated as of
                            January 31, 1997 between Capital, L.P. and the Company.
        10.13**          -- Warrant Certificate to Purchase Common Stock dated as of
                            January 31, 1997 between Technology Leaders FR Corp. and
                            the Company.
        10.14**          -- Warrant Certificate to Purchase Common Stock dated as of
                            January 31, 1997 between Technology Leaders, L.P. and the
                            Company.
        10.15*           -- Asset Purchase Agreement, dated as of April 23, 1999 by and among OmniTech Consulting Group, Inc, its
                            stockholders and the Registrant.
        21.1**           -- Subsidiaries of the Registrant.
        24.1*            -- Power of Attorney (included on signature page).
        24.2*            -- Consent of Independent Public Accountants.
        27.1*            -- Financial Data Schedule.
        99.1*            -- Risk Factors.

---------------

 * Filed herewith

** Incorporated by reference to the corresponding exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-17785)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            DIAMOND TECHNOLOGY PARTNERS
                                              INCORPORATED

                                            By:   /s/ MELVYN E. BERGSTEIN
                                              ----------------------------------
                                                     Melvyn E. Bergstein
                                                 Chairman and Chief Executive
                                                            Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Melvyn E. Bergstein and Michael E. Mikolaczyk, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE(S)                   DATE
                      ---------                                    --------                   ----
               /s/ MELVYN E. BERGSTEIN                 Chief Executive Officer,           June 14, 1999
-----------------------------------------------------    Chairman and Director
                 Melvyn E. Bergstein

             /s/ MICHAEL E. MIKOLAJCZYK                President (Principal Executive     June 14, 1999
-----------------------------------------------------    Officer), Director
               Michael E. Mikolajczyk

                  /s/ KARL E. BUPP                     Treasurer, Chief Financial         June 14, 1999
-----------------------------------------------------    Officer (Principal Financial
                    Karl E. Bupp                         and Accounting Officer)

             /s/ CHRISTOPHER J. MOFFITT                Director                           June 14, 1999
-----------------------------------------------------
               Christopher J. Moffitt

               /s/ DONALD R. CALDWELL                  Director                           June 14, 1999
-----------------------------------------------------
                 Donald R. Caldwell

               /s/ EDWARD R. ANDERSON                  Director                           June 14, 1999
-----------------------------------------------------
                 Edward R. Anderson

                   /s/ ALAN C. KAY                     Director                           June 14, 1999
-----------------------------------------------------
                     Alan C. Kay

                 /s/ JAMES C. SPIRA                    Director                           June 14, 1999
-----------------------------------------------------
                   James C. Spira

               /s/ JOHN D. LOEWENBERG                  Director                           June 14, 1999
-----------------------------------------------------
                 John D. Loewenberg

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of March 31, 1998 and 1999...  F-3
Consolidated Statements of Operations for the Years Ended
  March 31, 1997, 1998 and 1999.............................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1997, 1998 and 1999.................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1997, 1998 and 1999.............................  F-6
Notes to Consolidated Financial Statements..................  F-7

SUPPLEMENTAL FINANCIAL SCHEDULES:
Independent Auditors' Report................................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Diamond Technology Partners Incorporated:

     We have audited the accompanying consolidated balance sheets of Diamond Technology Partners Incorporated and subsidiary as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Technology Partners Incorporated and subsidiary as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999 in conformity with generally accepted accounting principles.

                                            [LOGO]

Chicago, Illinois
April 19, 1999

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               1998      1999
                                                              -------   -------
Current assets:
  Cash and cash equivalents.................................  $31,437   $47,698
  Accounts receivable, net of allowance of $559 and $419 as
     of March 31, 1998 and 1999, respectively...............    5,063    10,434
  Prepaid expenses..........................................      548     1,790
  Deferred income taxes.....................................      773       735
                                                              -------   -------
          Total current assets..............................   37,821    60,657
Computers, equipment and software, net......................    1,644     3,419
Other assets................................................      887     3,010
                                                              -------   -------
          Total assets......................................  $40,352   $67,086
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,734   $ 1,468
  Accrued compensation......................................    6,535     8,835
  Deferred revenue..........................................    1,129       709
  Other accrued liabilities.................................    2,187     2,773
                                                              -------   -------
          Total current liabilities.........................   11,585    13,785
                                                              -------   -------
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares authorized,
     no shares issued.......................................       --        --
  Class A Common Stock, $.001 par value, 40,000 shares
     authorized, 7,298 issued in 1998 and 10,005 issued in
     1999...................................................        7        10
  Class B Common Stock, $.001 par value, 20,000 shares
     authorized, 4,887 issued in 1998 and 3,649 issued in
     1999...................................................        5         4
  Additional paid-in capital................................   22,463    42,152
  Notes receivable from sale of common stock................     (323)      (32)
  Retained earnings.........................................    6,615    16,451
                                                              -------   -------
                                                               28,767    58,585
  Less Class A Common Stock in treasury, at cost, 304 shares
     in 1999................................................       --     5,284
                                                              -------   -------
          Total stockholders' equity........................   28,767    53,301
                                                              -------   -------
          Total liabilities and stockholders' equity........  $40,352   $67,086
                                                              =======   =======

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FISCAL YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1997      1998      1999
                                                              -------   -------   -------
Net revenues................................................  $37,557   $58,369   $82,389
                                                              -------   -------   -------
Operating expenses:
  Project personnel and related expenses....................   21,863    31,619    43,275
  Professional development and recruiting...................    6,272     6,155     9,448
  Marketing and sales.......................................    1,928     3,210     4,669
  Management and administrative support.....................    6,348     8,602    11,298
                                                              -------   -------   -------
     Total operating expenses...............................   36,411    49,586    68,690
                                                              -------   -------   -------
Income from operations......................................    1,146     8,783    13,699
Interest income.............................................      183     1,201     2,534
Interest expense............................................      (11)      (51)      (46)
                                                              -------   -------   -------
Income before taxes.........................................    1,318     9,933    16,187
Income taxes................................................      685     3,925     6,351
                                                              -------   -------   -------
Net income..................................................  $   633   $ 6,008   $ 9,836
                                                              =======   =======   =======
Basic earnings per share of common stock....................  $  0.07   $  0.51   $  0.74
Shares used in computing basic earnings per share of common
  stock.....................................................    9,144    11,756    13,277
Diluted earnings per share of common stock..................  $  0.06   $  0.42   $  0.63
Shares used in computing diluted earnings per share of
  common stock..............................................    9,904    14,172    15,564

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FISCAL YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                                 NOTES
                                                                               RECEIVABLE
                               CLASS A   CLASS B     CLASS A     ADDITIONAL   FROM SALE OF   RETAINED                   TOTAL
                               COMMON     COMMON      STOCK       PAID-IN        COMMON      (DEFICIT)   TREASURY   STOCKHOLDERS'
                                STOCK     STOCK     SUBSCRIBED    CAPITAL        STOCK       EARNINGS     STOCK        EQUITY
                               -------   --------   ----------   ----------   ------------   ---------   --------   -------------
Balance at March 31, 1996....    $3        $4        $    --      $ 6,844        $(257)       $   (26)   $    --       $ 6,568
Stock issued and
  subscribed.................     2         1          8,476        2,488         (120)            --         --        10,847
Purchase of stock............    --        --             --           (3)          --             --         --            (3)
Repayment of notes...........    --        --             --           --          255             --         --           255
Net income...................    --        --             --           --           --            633         --           633
                                 --        --        -------      -------        -----        -------    -------       -------
Balance at March 31, 1997....     5         5          8,476        9,329         (122)           607         --        18,300
Issuance of stock............     2        --         (8,476)      11,555         (443)            --         --         2,638
Exercise of stock options....    --        --             --        1,192           --             --         --         1,192
Income tax benefit related to
  stock option exercises.....    --        --             --          480           --             --         --           480
Purchase of stock............    --        --             --          (93)          --             --         --           (93)
Repayment of notes...........    --        --             --           --          242             --         --           242
Net income...................    --        --             --           --           --          6,008         --         6,008
                                 --        --        -------      -------        -----        -------    -------       -------
Balance at March 31, 1998....     7         5             --       22,463         (323)         6,615         --        28,767
Issuance of stock............     1        --             --       15,998          (60)            --         --        15,939
Exercise of warrants.........    --        --             --        1,326           --             --         --         1,326
Exercise of stock options....    --         1             --        1,460           --             --         --         1,461
Income tax benefit related to
  stock option exercises.....    --        --             --        1,331           --             --         --         1,331
Purchase of stock............    --        --             --         (426)          --             --     (5,284)       (5,710)
Conversion to Class A........     2        (2)            --           --           --             --         --            --
Repayment of notes...........    --        --             --           --          351             --         --           351
Net income...................    --        --             --           --           --          9,836         --         9,836
                                 --        --        -------      -------        -----        -------    -------       -------
Balance at March 31, 1999....   $10        $4        $    --      $42,152        $ (32)       $16,451    $(5,284)      $53,301
                                 ==        ==        =======      =======        =====        =======    =======       =======

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                               1997      1998      1999
                                                              -------   -------   -------
Cash flows from operating activities:
  Net income................................................  $   633   $ 6,008   $ 9,836
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,290       871       998
     Deferred compensation forgiven.........................     (967)       --        --
     Cancellation of notes receivable.......................      226        --        --
     Deferred income taxes..................................     (213)     (461)       38
     Changes in assets and liabilities:
       Accounts receivable..................................   (1,192)     (567)   (5,371)
       Prepaid expenses and other...........................      617        15    (1,242)
       Accounts payable.....................................      454       125      (266)
       Deferred compensation................................     (248)       --        --
       Accrued compensation.................................   (1,089)    6,535     2,300
       Deferred revenue.....................................      710       419      (420)
       Income taxes payable.................................      480       (82)       --
       Other assets and liabilities.........................      603       655    (1,314)
                                                              -------   -------   -------
Net cash provided by operating activities...................    1,304    13,518     4,559
                                                              -------   -------   -------
Cash flows used in investing activities:
  Capital expenditures, net.................................   (1,218)     (475)   (2,773)
  Other assets..............................................     (476)     (648)     (223)
                                                              -------   -------   -------
Cash flows used in investing activities.....................   (1,694)   (1,123)   (2,996)
                                                              -------   -------   -------
Cash flows from financing activities:
  Proceeds from notes payable...............................    2,250        --        --
  Repayment of notes payable................................     (375)   (2,000)       --
  Stock issuance costs......................................     (692)     (649)   (1,523)
  Common stock issued and subscribed........................   12,122     4,237    21,931
  Purchase of treasury stock................................       --        --    (5,284)
  Repurchase of common stock................................       (3)      (93)     (426)
                                                              -------   -------   -------
Net cash provided by financing activities...................   13,302     1,495    14,698
                                                              -------   -------   -------
Net increase in cash and cash equivalents...................   12,912    13,890    16,261
Cash and cash equivalents at beginning of year..............    4,635    17,547    31,437
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $17,547   $31,437   $47,698
                                                              =======   =======   =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $    44   $    51   $    24
  Cash paid during the year for income taxes................      418     4,558     5,875
Supplemental disclosure for noncash investing and financing
  activities:
  Issuance of common stock for notes........................  $   120   $   443   $    60
  Stock issuance costs accrued but not paid.................      609        --        --
  Deferred and incentive compensation applied to
     Payment for common stock...............................      155     1,041        --

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

     Diamond Technology Partners Incorporated (the "Company" or "Diamond") is an e-commerce consulting firm. Positioned as the CEO's guide to e-commerce, the Company helps its leading national and multinational clients create and implement digital strategies -- business strategies for the digital age. The Company serves clients primarily in the telecommunications, energy, financial services, insurance, healthcare, consumer products, and consumer services industries. The Company offers services in digital strategy development, program management, change management and profit improvement. Diamond was founded upon a belief that effective e-commerce digital strategies can be conceived only when strategy and technology are considered in tandem, not in sequence.

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

  Computers, Equipment and Software

     Computers, equipment and software are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Costs capitalized for internally developed software include external consulting fees and employee salaries. Depreciation and amortization expense was $1,239,000, $720,000 and $998,000 for the years ended March 31, 1997, 1998 and 1999, respectively.

  Cash and Cash Equivalents

     Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds and demand deposits.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had one customer which individually accounted for 14% of revenues as of and for the year ended March 31, 1997. No customers individually accounted for more than 10% of revenues as of and for the year ended March 31, 1998. The Company had two customers which collectively accounted for 25% of revenues as of and for the year ended March 31, 1999.

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

     Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted earnings per share for the fiscal years ended March 31, 1997, 1998 and 1999:

                                                              1997     1998     1999
                                                              -----   ------   ------
Shares used in computing basic earnings per share...........  9,144   11,756   13,277
Dilutive effect of stock options and warrants...............    760    2,416    2,287
                                                              -----   ------   ------
Shares used in computing diluted earnings per share.........  9,904   14,172   15,564
                                                              =====   ======   ======
Antidilutive securities not included in dilutive earnings
  per share calculation.....................................    637       44       16
                                                              =====   ======   ======

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and revenues and expenses during the period reported. Actual results could differ from those estimates.

  Financial Instruments

     The fair value of the Company's financial instruments approximates their carrying value.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

(3) COMPUTERS, EQUIPMENT AND TRAINING SOFTWARE

     Computers, equipment and software at March 31, 1998, and 1999 are summarized as follows (amounts in thousands):

                                                               1998      1999
                                                              -------   -------
Computers and equipment.....................................  $ 2,322   $ 4,272
Software....................................................    1,429     2,252
                                                              -------   -------
                                                                3,751     6,524
Less accumulated depreciation and amortization..............   (2,107)   (3,105)
                                                              -------   -------
                                                              $ 1,644   $ 3,419
                                                              =======   =======

(4) COMMITMENTS

     The Company leases office space and equipment under various operating leases. As of March 31, 1999, the minimum future lease payments under operating leases with noncancelable terms in excess of one year are as follows (amounts in thousands):

                   YEAR ENDING MARCH 31,
                   ---------------------
2000........................................................  $1,878
2001........................................................   1,115
2002........................................................     811
2003........................................................     403
2004........................................................     324
Thereafter..................................................     647
                                                              ------
                                                              $5,178
                                                              ======

     Rent expense under operating leases amounted to $980,000, $1,611,000 and $1,660,000 for the years ended March 31, 1997, 1998, and 1999, respectively.

     The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space and office furniture amounting to $367,000 as of March 31, 1999, declining annually during the lease terms.

(5) NOTES PAYABLE AND LINE OF CREDIT

     Notes payable at March 31, 1997 consisted of a $2,000,000 loan from Safeguard Scientifics, Inc. ("Safeguard"). Interest on the outstanding principal balance of the loan was payable quarterly at a rate of 6%. The Company repaid the loan from Safeguard in April 1997 following the closing of its initial public offering ("IPO").

     The Company has an available line of credit of $10,000,000 with a commercial bank, which has been reduced by letters of credit outstanding as of March 31, 1999 in the amount of $367,000. At March 31, 1999, all remaining amounts under this line of credit were available to the Company at the bank's prime rate or LIBOR plus 1.75%, at the Company's discretion.

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

     On March 31, 1997, the Company completed its IPO and sold 1,755,000 of its common shares at the price of $5.50 per share. The Company realized $8,476,000 in connection with the sale, net of the payment of the underwriters commissions and other expenses of the offering. Of the net proceeds, $2,000,000 were used to repay a loan from Safeguard. In the offering, an additional 1,600,000 shares were sold by selling stockholders. On April 8, 1997, the underwriters', pursuant to their exercise of the over-allotment option, purchased an additional 320,000 shares of the Company's common stock at $5.50 per share. The Company's proceeds from these additional shares, net of expenses, were $1,595,000.

     In April 1998, the Company completed an offering and sold 654,792 shares of Class A Common Stock at a price of $26.75 per share. The Company realized approximately $15.9 million in connection with the sale, net of payment of the underwriters' commissions and other expenses of the offering. In the offering, an additional 2,345,208 shares were sold by selling stockholders.

     In September 1998, the Company's Board of Directors authorized the repurchase, from time to time, of up to one million shares of the Company's Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions. At March 31, 1999, the number of shares purchased under this authorization was 303,800 at an aggregate cost of $5,284,176. The Company funded the repurchases through its cash balances.

  Warrants and Stock Options

     In November 1996, the Company granted additional warrants to Safeguard. The warrants permit the holder to purchase up to 526,597 shares of stock at an exercise price of $5.50 per share and expire on November 1, 2001. On January 31, 1997, Safeguard transferred 285,415 of these warrants to certain of its affiliates. Of these warrants, 241,182 were exercised on April 7, 1998.

     Under the Company's 1994 Stock Option Plan and under the Company's 1998 Equity Incentive Plan (collectively, the "Stock Option Plans" or "Plans"), the Company may grant qualified incentive stock options to officers and employees of the Company. The Stock Option Plans provide that, subsequent to the IPO, options will be granted at the average of the closing price of a share of Class A Common Stock on the Nasdaq Stock Market System for the ten trading days immediately preceding the date of grant. Options have been granted to officers which vest incrementally, with 10%, 15%, 25%, 25% and 25% of the option vesting on the first through fifth anniversaries of the date of grant, respectively, and expire on the seventh anniversary of the date of grant. Options have been granted to employees which fully vest upon the third anniversary of the date of grant and expire on the fifth anniversary of the date of grant. Options were also granted to employees at various times which vest over periods ranging from 18 months to 3 years from the date of grant and which expire on the fifth anniversary of the date of grant. The Company's Board of Directors has also granted non-qualified stock options to certain persons who were not employees on the date of grant and certain

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED non-employee members of the Board of Directors. These non-qualified stock options vest over periods ranging from immediate to five years.

     The following table summarizes the transactions, both incentive and nonqualified, pursuant to the Plans (amounts in thousands, except price per share amounts).

                                                                                       WEIGHTED-
                                                                                        AVERAGE
                                                           SHARES                      EXERCISE
                                                           UNDER        RANGE OF         PRICE
                                                           OPTION        PRICES        PER SHARE
                                                           ------   ----------------   ---------
Balances, March 31, 1996.................................   1,116   $ 1.21 to   1.82    $ 1.48
  Granted................................................   2,204     1.82 to   5.50      3.22
  Exercised..............................................      --                 --        --
  Canceled...............................................    (152)    1.21 to   5.45      2.02
                                                           ------   ----------------    ------
Balances, March 31, 1997.................................   3,168     1.21 to   5.50      2.66
  Granted................................................   1,629     6.40 to  22.60     19.46
  Exercised..............................................    (548)    1.21 to   5.50      2.18
  Canceled...............................................    (143)    1.21 to  19.25      3.01
                                                           ------   ----------------    ------
Balances, March 31, 1998.................................   4,106     1.21 to  22.60      9.38
  Granted................................................   2,353    10.10 to  29.80     13.74
  Exercised..............................................    (648)    1.21 to  13.40      2.28
  Canceled...............................................  (1,703)    1.82 to  29.80     19.11
                                                           ------   ----------------    ------
Balances, March 31, 1999.................................   4,108   $ 1.21 to $27.40    $ 9.30
                                                           ======   ================    ======

     At March 31, 1997, 1998 and 1999, 198,000, 621,000 and 515,000 options were exercisable, respectively, under the Plans.

     The following table summarizes information about stock options under the Plans at March 31, 1999 (share amounts in thousands):

                        OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-------------------------------------------------------------------   ---------------------------------
                    OPTIONS     WEIGHTED-AVERAGE                         OPTIONS       WEIGHTED-AVERAGE
    RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE AT       EXERCISE
EXERCISE PRICES   AT 3/31/99    CONTRACTUAL LIFE    EXERCISE PRICE       3/31/99            PRICE
---------------   -----------   ----------------   ----------------   --------------   ----------------
$  1.21 to $ 1.82       837            3.23              $ 1.76             196              $ 1.73
   2.27 to   6.60       807            3.69                4.39             297                3.64
  10.01 to  11.63     1,749            5.26               11.61               5               11.63
  12.15 to  19.90       415            5.27               15.13              17               13.36
  21.45 to  27.40       300            5.66               21.92              --                  --
-----------------     -----            ----              ------             ---              ------
$  1.21 to $27.40     4,108            4.57              $ 9.30             515              $ 3.31
=================     =====            ====              ======             ===              ======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's Stock Option Plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been reduced by $229,000 or $.02 per share in 1997, $345,000 or $.02 per share in 1998, and $2,099,000 or $.14 per share in
1999. The weighted-average fair value of the options granted under the Stock Option Plans in 1997,

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

1998 and 1999, calculated using the Black-Scholes pricing model, was $.70, $6.72, and $4.02 respectively. The following assumptions were used in the Black-Scholes pricing model for options granted in 1997, 1998 and 1999: risk-free interest rate ranging from 4.4% to 6.3%, estimated volatility of 35%, expected dividend yield 0% and an expected life of 1 to 6 years.

(7) INCOME TAXES

     The provision for income taxes for fiscal years ended March 31, 1997, 1998 and 1999 consisted of the following (in thousands):

                                                            1997      1998      1999
                                                            -----    ------    ------
Current:
  Federal.................................................  $ 656    $3,781    $5,654
  Foreign.................................................    131        --        --
  State...................................................    111       605       659
                                                            -----    ------    ------
                                                              898     4,386     6,313
Deferred..................................................   (213)     (461)       38
                                                            -----    ------    ------
                                                            $ 685    $3,925    $6,351
                                                            =====    ======    ======

     The total tax provision differs from the amount computed by applying the federal income tax rate of 34 percent for 1997 and 1998 and 35 percent for 1999 to income (loss) before income taxes for the following reasons (in thousands):

                                                             1997     1998      1999
                                                             ----    ------    ------
Federal income taxes at statutory rate.....................  $448    $3,377    $5,665
Effect of permanent differences............................   185       194       254
State income taxes, net of federal benefit.................    52       354       432
                                                             ----    ------    ------
                                                             $685    $3,925    $6,351
                                                             ====    ======    ======

     The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 1998 and 1999 are presented below (in thousands):

                                                              1998    1999
                                                              ----   ------
Deferred tax assets:
  Reserves and allowances...................................   814      521
  Accrued bonuses...........................................   101      318
  Accrued recruiting........................................   145      247
                                                              ----   ------
     Total gross deferred tax assets........................  1,060   1,086
                                                              ----   ------
Deferred tax liabilities:
  Accelerated depreciation..................................    97      157
  Capitalized assets........................................   120       18
  Other.....................................................    70      176
                                                              ----   ------
     Total deferred tax liabilities.........................   287      351
                                                              ----   ------
     Net deferred income taxes..............................  $773   $  735
                                                              ====   ======

     Management believes it is more likely than not that the deferred tax assets will be realized in the future.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

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

(9) SUBSEQUENT EVENTS (UNAUDITED)

     On April 23, 1999, the Company acquired OmniTech Consulting Group, Inc. ("OmniTech"), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $4.0 million in cash, and issued a $1.0 million note and 115,641 shares of the Company's Class A Common Stock. Additionally, OmniTech may be paid a maximum of $2 million over the next two years upon the achievement of certain performance measures. The acquisition will be accounted for under the purchase method of accounting.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table presents the unaudited quarterly financial information for fiscal 1997, 1998 and 1999 (in thousands, except per share amounts):

                                                             QUARTER ENDED
                                                 -------------------------------------
                                                 JUNE 30   SEPT 30   DEC 31    MAR 31
                                                 -------   -------   -------   -------
YEAR ENDED MARCH 31, 1997
Net revenues...................................  $ 7,753   $ 8,336   $10,156   $11,312
Income (loss) from operations..................   (1,215)     (589)    1,235     1,715
Income (loss) before taxes.....................   (1,193)     (600)    1,306     1,805
Net income (loss)..............................     (714)     (385)      719     1,013
Basic earnings (loss) per share................    (0.09)    (0.04)     0.08      0.11
Diluted earnings (loss) per share..............  $ (0.09)  $ (0.04)  $  0.07   $  0.09
YEAR ENDED MARCH 31, 1998
Net revenues...................................  $12,101   $14,359   $15,390   $16,519
Income from operations.........................    1,260     2,105     2,498     2,920
Income before taxes............................    1,471     2,387     2,825     3,250
Net income.....................................      867     1,433     1,724     1,984
Basic earnings per share.......................     0.07      0.12      0.15      0.16
Diluted earnings per share.....................  $  0.06   $  0.10   $  0.12   $  0.14
YEAR ENDED MARCH 31, 1999
Net revenues...................................  $18,375   $20,136   $21,194   $22,684
Income from operations.........................    2,932     3,289     3,448     4,030
Income before taxes............................    3,529     3,938     4,117     4,603
Net income.....................................    2,135     2,383     2,511     2,807
Basic earnings per share.......................     0.16      0.18      0.19      0.21
Diluted earnings per share.....................  $  0.14   $  0.15   $  0.17   $  0.18

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Diamond Technology Partners Incorporated

     We have audited the accompanying consolidated balance sheets of Diamond Technology Partners Incorporated and subsidiary as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                            [LOGO]

Chicago, Illinois
April 19, 1999

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                     COLUMN A                         COLUMN B     COLUMN C     COLUMN D     COLUMN E
                     --------                        ----------   ----------   ----------   ----------
                                                     BALANCE AT   CHARGED TO                BALANCE AT
                                                     BEGINNING    COSTS AND                   END OF
                    DESCRIPTION                      OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                    -----------                      ----------   ----------   ----------   ----------
For the Year Ended March 31, 1999:
  Deducted from accounts receivable for
     uncollectible accounts........................     $559        $1,159       $1,299        $419
For the Year Ended March 31, 1998:
  Deducted from accounts receivable for
     uncollectible accounts........................      566           438          445         559
For the Year Ended March 31, 1997:
  Deducted from accounts receivable for
     uncollectible accounts........................      270           488          192         566