Form 10-Q
period 1999-06-30
DIAMOND TECHNOLOGY PARTNERS INC
filed 1999-08-16
CIK 924940

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of July 31, 1999, there were 10,093,973 shares of Class A Common Stock and 3,506,388 shares of Class B Common Stock of the Registrant outstanding.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION:

Item 1: Financial Statements
        Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999.. 2 Consolidated Statements of Operations for the Three Months
        Ended June 30, 1999 and 1998........................................   3
        Consolidated Statements of Cash Flows for the Three Months Ended
        June 30, 1999 and 1998..............................................   4
        Notes to Consolidated Financial Statements..........................   5

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................   7

Item 3: Quantitative and Qualitative Disclosure about Market Risk...........  10

PART II -- OTHER INFORMATION:

Item 6: Exhibits and Reports on Form 8-K....................................  11

SIGNATURES..................................................................  12

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                           JUNE 30,        MARCH 31,
                                                                                             1999            1999
                                                                                           -------         --------
                                                                                         (UNAUDITED)
                                         ASSETS
Current assets:
   Cash and cash equivalents............................................................   $37,470         $ 47,698
   Accounts receivable, net of allowance of $573 and
      $419 as of June 30, 1999 and March 31, 1999, respectively.........................    12,045           10,434
   Prepaid expenses.....................................................................       892            1,790
   Deferred income taxes................................................................       735              735
                                                                                           -------         --------
            Total current assets........................................................    51,142           60,657
Computers, equipment and training software, net.........................................     4,327            3,419
Other assets............................................................................     3,184            3,010
Intangibles, net........................................................................     6,753                -
                                                                                           -------         --------
            Total assets................................................................   $65,406         $ 67,086
                                                                                           =======         ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................................   $ 2,338         $  1,468
   Note payable, current portion........................................................       500                -
   other accrued liabilities............................................................     5,631           12,317
                                                                                           -------         --------
            Total current liabilities...................................................     8,469           13,785

Note payable, less current portion......................................................       500                -
                                                                                           -------         --------
            Total liabilities...........................................................     8,969           13,785
Stockholders' equity:
   Preferred Stock, $1.00 par value, 2,000 shares
      authorized, no shares issued......................................................         -                -
   Class A common stock, $.001 par value, 40,000 shares
      authorized, 10,500 issued as of June 30, 1999 and
      10,005 issued as of March 31, 1999................................................        10               10
   Class B common stock, $.001 par value, 20,000 shares
      authorized, 3,491 issued as of June 30, 1999 and
      3,649 issued as of March 31, 1999.................................................         3                4
   Additional paid-in capital...........................................................    45,166           42,152
   Notes receivable from sale of common stock...........................................      (183)             (32)
   Retained earnings....................................................................    19,449           16,451
                                                                                           -------         --------
                                                                                            64,445           58,585
Less Class A Common Stock in treasury, at cost, 424 shares
   and 304 shares held at June 30, 1999 and March 31, 1999,
   respectively.........................................................................     8,008            5,284
                                                                                           -------         --------
            Total stockholders' equity..................................................    56,437           53,301
                                                                                           -------         --------
            Total liabilities and stockholders, equity..................................   $65,406         $ 67,086
                                                                                           =======         ========


          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              FOR THE QUARTER
                                                              ENDED JUNE 30,
                                                          ----------------------
                                                           1999           1998
                                                          -------        -------

Net revenues...........................................   $25,718        $18,375
                                                          -------        -------
Operating expenses:
   Project personnel and related expenses..............    13,945          9,899
   Professional development and recruiting.............     2,085          1,951
   Marketing and sales.................................     1,598          1,044
   Management and administrative support...............     3,539          2,549
                                                          -------        -------
           Total operating expenses....................    21,167         15,443
                                                          -------        -------
Income from operations.................................     4,551          2,932

Interest income, net...................................       365            597
                                                          -------        -------
Income before taxes....................................     4,916          3,529
Income taxes...........................................     1,917          1,394
                                                          -------        -------
           Net income..................................   $ 2,999        $ 2,135
                                                          =======        =======
Basic earnings per share of common stock...............   $  0.22        $  0.16

Diluted earnings per share of common stock.............   $  0.19        $  0.14

Shares used in computing basic earnings per
   share of common stock...............................    13,535         13,147

Shares used in computing diluted earnings
   per share of common stock...........................    15,937         15,651



          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                             FOR THE QUARTER
                                                                              ENDED JUNE 30,
                                                                       ---------------------------
                                                                         1999               1998
                                                                       --------           --------
Cash flows from operating activities:
   Net income......................................................    $  2,999           $  2,135
   Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization..................................         440                244
    Changes in assets and liabilities, net of effects
    of acquisition:
       Accounts receivable.........................................         232               (299)
       Prepaid expenses and other..................................         950               (569)
       Accounts payable............................................         743               (248)
       other assets and liabilities................................      (9,865)            (3,768)
                                                                       --------           --------
          Net cash used in operating activities....................      (4,501)            (2,505)
                                                                       --------           --------
Cash flows from investing activities:
   Capital expenditures, net.......................................        (996)              (429)
   Payment for purchase of company.................................      (3,027)                 -
   Other assets....................................................           -               (193)
                                                                       --------           --------
          Net cash used in investing activities....................      (4,023)              (622)
                                                                        --------           --------
Cash flows from financing activities:
   Stock issuance costs............................................           -             (1,523)
   Common stock issued.............................................       1,019             20,053
   Purchase of treasury stock......................................      (2,723)                 -
                                                                       --------           --------
          Net cash provided (used in) by financing activities......      (1,704)            18,530
                                                                       --------           --------
Net increase (decrease) in cash and cash equivalents...............     (10,228)            15,403
Cash and cash equivalents at beginning of period...................      47,698             31,437
                                                                       --------           --------
Cash and cash equivalents at end of period.........................    $ 37,470           $ 46,840
                                                                       ========           ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest........................    $      6           $      -
   Cash paid during the period for income taxes....................         202              1,233

Supplemental disclosure of noncash investing and
financing activities:
   Issuance of common stock for notes..............................    $    183           $      -
   Issuance of acquisition note payable............................       1,000                  -
   Issuance of common stock in acquisition.........................       1,842                  -


          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  BASIS OF REPORTING

         The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three months ended June 30, 1999 are not necessarily indicative of results for the full year.

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

C.  BUSINESS COMBINATION

On April 23, 1999, the Company acquired OmniTech Consulting Group, Inc. ("Omnitech"), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $4.0 million in cash, and issued a $1.0 million note and 115,641 shares of the Company's Class A Common Stock. Additionally, OmniTech may be paid a maximum of $2 million over the next two years upon achievement of certain performance measures.

         The acquisition is being accounted for under the purchase method of accounting and, accordingly, the operating results of OmniTech have been included in the Company's consolidated financial statements since the date of acquisition. The excess of net assets acquired ("Goodwill") approximated $6.8 million and is being amortized on a straight-line basis over 25 years. The goodwill recorded at June 30, 1999 is based on current estimates and may be adjusted in future periods as more information becomes available.

         The following summarized unaudited pro forma financial information for the three months ended June 30, 1999 and 1998 assume the OmniTech acquisition occurred as of April 1 of each year:

                                                              Three months
                                                             ended June 30,
(in millions, except per share data)                         1999        1998
--------------------------------------------------------------------------------
Net sales                                                 $  26,262   $  20,922
Net income                                                    2,900       2,251
Earnings per share
   Basic                                                       0.21        0.17
   Diluted                                                     0.18        0.14
--------------------------------------------------------------------------------

         These amounts are based upon certain assumptions and estimates, and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

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

OVERVIEW

         Diamond Technology Partners Incorporated (the "Company" or "Diamond") is an e-commerce services firm. Positioned as the CEO's guide to e-commerce, the Company helps its leading national and multinational clients create and implement digital strategies - business strategies for the digital age. The Company serves clients primarily in the telecommunications, energy, financial services, insurance, healthcare, consumer products, and consumer services industries. The Company offers services in Digital Strategy- development, program management, e-commerce solution delivery (through its Diamond Marketspace Solutions (sm) offering), change management and profit improvement. Diamond was founded upon a belief that effective e-commerce digital strategies can be conceived only when strategy and technology are considered in tandem, not in sequence.

         The Company's revenues are comprised of professional fees for services rendered to clients which are generally billed either monthly or semi-monthly in accordance with the terms of the client engagement. Prior to the commencement of a client engagement, the Company and its client agree on fees for services based upon the scope of the project, Diamond staffing requirements and the level of client involvement. The Company recognizes revenues as services are performed in accordance with the terms of the client engagement. Out-of-pocket expenses are reimbursed by clients and offset against expenses incurred and are not included in recognized revenues. Provisions are made for estimated uncollectible amounts based on the Company's experience. Although the Company from time to time has been required to make revisions to its clients' estimated deliverables, to date none of such revisions has had a material adverse effect on the Company's operating or financial results.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                             FOR THE QUARTER
                                                              ENDED JUNE 30,
                                                             ---------------
                                                              1999      1998
                                                             -----     -----

            Net revenues                                     100.0%    100.0%
                                                             -----     -----
            Operating expenses:
              Project personnel and related expenses          54.2      53.9
              Professional development and recruiting          8.1      10.6
              Marketing and sales                              6.2       5.7
              Management and administrative support           13.8      13.8
                                                             -----     -----
            Total operating expenses                          82.3      84.0
                                                             -----     -----
            Income from operations                            17.7      16.0
            Interest income, net                               1.4       3.2
                                                             -----     -----
            Income before taxes                               19.1      19.2
            Income taxes                                       7.4       7.6
                                                             -----     -----
            Net income                                        11.7%     11.6%
                                                             =====     =====

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

         The Company's net income of $3.0 million during the quarter ended June 30, 1999 improved from $2.1 million during the same period in the prior year as a result of increased revenues, partially offset by an increase in the cost of its client-serving professionals and an increase in expenses required to support the Company's growth during the period.

         The Company's net revenues increased 40% to $25.7 million during the quarter ended June 30, 1999 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. The Company served 89 clients during the quarter ended June 30, 1999 as compared to 40 clients during the same period in the prior year.

         Project personnel and related expenses increased $4.0 million to $13.9 million during the quarter ended June 30, 1999 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 40.9% from the same period in the prior year due to increases in both the number and compensation of its client-serving professionals. The Company increased its client-serving professional staff from 187 at June 30, 1998 to 296 at June 30, 1999. As a percentage of net revenues, project personnel and related expenses increased from 53.9% to 54.2% during the quarter ended June 30, 1999, as compared to the same period in the prior year.

         Professional development and recruiting expenses increased $134,000 during the quarter ended June 30, 1999 as compared to the same period in the prior year. This increase reflects the Company's recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses decreased to 8.1% as compared to 10.6% during the same period in the prior year, as a result of the Company's improved operating leverage resulting from it's net revenue growth.

         Marketing and sales expenses increased from $1.0 million to $1.6 million during the quarter ended June 30, 1999 as compared to the same period in the prior year primarily as a result of the Company's continued investment in
(i) the publication of its magazine, "Context", which was launched during the third quarter of fiscal 1998 and (ii) the conduct of one-day digital strategy executive seminars for prospective clients. As a percentage of net revenues, these expenses increased from 5.7% to 6.2%.

         Management and administrative support expenses increased from $2.5 million to $3.5 million, or 38.8%, during the quarter ended June 30, 1999 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, these expenses remained constant at 13.8%.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended June 30, 1998 the Company sold approximately 650,000 shares of Class A Common Stock. Net proceeds to the Company totaling approximately $15.9 million were realized in April 1998.

         On November 12, 1998, the Company entered into a revolving line of credit with a commercial bank under which the Company may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at the Company's discretion. This line of credit has been reduced to account for letters of credit outstanding. As of June 30, 1999, the Company had approximately $9.8 million available under this line of credit.

         The Company's billings for the quarter ended June 30, 1999 totaled $31.1 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients and are not included in recognized revenues. The Company's gross accounts receivable balance of $12.6 million at June 30, 1999 represents 36 days of billings for the quarter.

         In September 1998, the Company's Board of Directors authorized the repurchases, from time to time, of up to one million shares of the Company's Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions. At June 30, 1999, the number of shares purchased under this authorization was approximately 424,000 at an aggregate cost of approximately $8,008,000. The Company funded the repurchases through its cash balances.

         The Company currently anticipates that amounts available under its current revolving line of credit, cash generated from operations and existing cash balances will be sufficient to satisfy its operating cash needs for fiscal 2000. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

YEAR 2000 ISSUE

         Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue" or "Y2K") . The Company has conducted an assessment of the potential impact of the Year 2000 Issue on its operations and mission critical vendors. In light of the fact that the Company has only been in existence for a little over five years, the Company's key financial, information and operation systems have been designed to be Year 2000 compliant without the need for any modifications or conversions. Accordingly, the Company does not expect the Year 2000 Issue to have a material effect on the Company's consolidated financial position, results of operation or cash flows.

         The Company has participated in certain projects that involve Y2K issues for some of its clients. Generally,the Company includes provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, and limit the Company's liability to the amount of fees paid by the client to the Company in connection with the project. The Company also maintains insurance to protect against potential liability that may rise in connection with Y2K issues at its clients. Although the Company has no reason to believe that any such work will result in litigation against the Company, it is possible that the Company could be adversely affected by litigation in connection with these projects. There can be no assurance that the Company will be able to obtain the desired contractual protections in agreements, or that any such contractual provisions will prevent clients from asserting claims against the Company with respect to the Y2K issue. There can also be no assurance that the contractual protections, if any, obtained by the

Company or the insurance coverage will operate to protect the Company from, or adequately limit the amount of, any liability arising from claims asserted against the Company.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes since March 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1 - 5

          None

ITEM 6 EXHIBITS and REPORTS on FORM 8-K

          (a)   Exhibits

                3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-17785) and incorporated herein by reference)

                3.2 By-Laws (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-17785) and incorporated herein by reference)

                27.   Financial Data Schedule

                99.1  Risk Factors (filed as Exhibit 99.1 to the
                      Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference)

          (b)   Reports on Form 8-K

                None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIAMOND TECHNOLOGY PARTNERS INCORPORATED

Date: August 13, 1999                   BY: /s/ MELVYN E. BERGSTEIN
                                        ---------------------------
                                        Melvyn E. Bergstein
                                        Chairman, Chief Executive officer and
                                        Director

Date: August 13, 1999                   By: /s/ KARL E. BUPP
                                        --------------------
                                        Karl E. Bupp
                                        Vice President, Chief Financial officer
                                        and Treasurer

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                                  EXHIBIT INDEX

EXHIBIT
  NO.            DESCRIPTION
-------          -----------

3.3 Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-17785) and incorporated herein by reference)

3.4 By-Laws (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333 17785) and incorporated herein by reference)

27        Financial Data Schedule (for SEC use only)

99.1 Risk Factors (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference)