Form 10-Q
period 1999-09-30
DIAMOND TECHNOLOGY PARTNERS INC
filed 1999-11-15
CIK 924940

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

         As of October 31, 1999, there were 10,745,996 shares of Class A Common Stock and 3,018,308 shares of Class B Common Stock of the Registrant outstanding.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION:

Item 1:        Financial Statements

               Consolidated Balance Sheets as of September 30, 1999 and March 31, 1999...................................3
               Consolidated Statements of Operations for the Three and Six Months
               Ended September 30, 1999 and 1998.........................................................................4
               Consolidated Statements of Cash Flows for the Six Months Ended
               September 30, 1999 and 1998...............................................................................5
               Notes to Consolidated Financial Statements................................................................6


Item 2:        Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................................................8

Item 3:        Quantitative and Qualitative Disclosure about Market Risk................................................12

PART II -- OTHER INFORMATION:

Item 4:        Submission of Matters to a Vote of  Security Holders.....................................................13
Item 6:        Exhibits and Reports on Form 8-K.........................................................................13

SIGNATURES..............................................................................................................14

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                SEPTEMBER 30,   MARCH 31,
                                                                                    1999          1999
                                                                                ------------    --------
                                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................................   $ 38,107       $ 47,698
  Accounts receivable, net of allowance of $628 and
    $419 as of September 30, 1999 and March 31, 1999, respectively ............     12,431         10,434
  Prepaid expenses ............................................................      2,638          1,790
  Deferred income taxes .......................................................        735            735
                                                                                  --------       --------
Total current assets ..........................................................     53,911         60,657
Computers, equipment and training software, net ...............................      6,125          3,419
Other assets ..................................................................      4,939          3,010
Intangibles assets, net .......................................................      6,638           --
                                                                                  --------       --------
Total assets ..................................................................   $ 71,613       $ 67,086
                                                                                  ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................   $  2,754       $  1,468
  Note payable, current portion ...............................................        500           --
  Other accrued liabilities ...................................................      7,309         12,317
                                                                                  --------       --------
Total current liabilities .....................................................     10,563         13,785
Note payable, less current portion ............................................        500           --
                                                                                  --------       --------
Total liabilities .............................................................     11,063         13,785
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares
    authorized, no shares issued ..............................................       --             --
  Class A common stock, $.001 par value, 40,000 shares
    authorized, 10,972  issued as of September 30, 1999 and
    10,005 issued as of March 31, 1999 ........................................         11             10
  Class B common stock, $.001 par value, 20,000 shares
    authorized, 3,241  issued as of September 30, 1999 and
    3,649 issued as of March 31, 1999 .........................................          3              4
  Additional paid-in capital ..................................................     47,797         42,152
  Notes receivable from sale of common stock ..................................       (264)           (32)
  Retained earnings ...........................................................     23,068         16,451
                                                                                  --------       --------
                                                                                    70,615         58,585

Less Class A Common Stock in treasury, at cost, 513 shares
  and 304 shares held at September 30 and March 31, 1999, respectively ........     10,065          5,284
                                                                                  --------       --------

Total stockholders' equity ....................................................     60,550         53,301
                                                                                  --------       --------
Total liabilities and stockholders' equity ....................................   $ 71,613       $ 67,086
                                                                                  ========       ========



           See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                              FOR THE QUARTER     FOR THE SIX MONTHS
                                             ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                               1999      1998       1999      1998
                                             -------------------  -------------------
Net revenue                                   $30,467   $20,136   $56,185   $38,511
                                              -------   -------   -------   -------

Operating expenses:
  Project personnel and related expenses       16,198    10,583    30,143    20,482
  Professional development and recruiting       3,052     2,305     5,137     4,256
  Marketing and sales                           1,534     1,113     3,132     2,157
  Management and administrative support         4,165     2,846     7,704     5,395
                                              -------   -------   -------   -------

Total operating expenses                       24,949    16,847    46,116    32,290
                                              -------   -------   -------   -------


Income from operations                          5,518     3,289    10,069     6,221


Interest income, net                              413       649       778     1,246
                                              -------   -------   -------   -------
Income before taxes                             5,931     3,938    10,847     7,467

Income taxes                                    2,313     1,555     4,230     2,949
                                              -------   -------   -------   -------

Net income                                    $ 3,618   $ 2,383   $ 6,617   $ 4,518
                                              =======   =======   =======   =======


Basic earnings per share of common stock      $  0.27   $  0.18   $  0.49   $  0.34


Diluted earnings per share of common stock    $  0.22   $  0.15   $  0.41   $  0.29

Shares used in computing basic earnings per
share of common stock                          13,610    13,258    13,572    13,203

Shares used in computing diluted earnings
per share of common stock                      16,672    15,507    16,305    15,579



           See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               FOR THE SIX MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                               1999        1998
                                                                              --------    --------
Cash flows from operating activities:
  Net income ..............................................................   $  6,617    $  4,518
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization .........................................      1,072         466
    Tax benefits from employee stock plans ................................      1,145         709
  Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable .................................................        (90)     (1,044)
      Prepaid expenses and other ..........................................       (776)     (1,023)
      Accounts payable ....................................................      1,108        (203)
      Other assets and liabilities ........................................    (10,079)     (1,789)
                                                                              --------    --------
Net cash provided by (used in) operating activities .......................     (1,003)      1,634
                                                                              --------    --------

Cash flows from investing activities:
  Capital expenditures, net ...............................................     (3,283)       (746)
  Payment for purchase of company .........................................     (3,214)       --
  Other assets ............................................................       --          (210)
                                                                              --------    --------
Net cash used in investing activities .....................................     (6,497)       (956)
                                                                              --------    --------

Cash flows from financing activities:
  Stock issuance costs ....................................................       --        (1,523)
  Common stock issued .....................................................      2,690      19,653
  Purchase of treasury stock ..............................................     (4,781)       (388)
                                                                              --------    --------
Net cash provided by (used in) financing activities .......................     (2,091)     17,742
                                                                              --------    --------

Net increase (decrease) in cash and cash equivalents ......................     (9,591)     18,420
Cash and cash equivalents at beginning of period ..........................     47,698      31,437
                                                                              --------    --------
Cash and cash equivalents at end of period ................................   $ 38,107    $ 49,857
                                                                              ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ................................   $     13    $   --
  Cash paid during the period for income taxes ............................      2,606       2,997

Supplemental disclosure of noncash investing and financing Activities:
  Issuance of common stock for notes ......................................   $    264    $   --
  Issuance of acquisition note payable ....................................      1,000        --
  Issuance of common stock in acquisition .................................      1,842        --



           See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. BASIS OF REPORTING

         The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments that are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter and six months ended September 30, 1999, are not necessarily indicative of results for the full year.

B.  EARNINGS PER SHARE

         The Company calculated earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

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

         The following summarized unaudited pro forma financial information for the three and six months ended September 30, 1999 and 1998 assume the OmniTech acquisition occurred as of April 1 of each year:


                                 THREE MONTHS               SIX MONTHS
                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                               1999         1998         1999         1998
                            ----------   ----------   ----------   ----------
                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
                                               (UNAUDITED)
Net sales ...............   $   30,467   $   22,683   $   56,729   $   43,605

Net income ..............        3,618        2,577        6,518        4,828

Earnings per share:
  Basic .................         0.27         0.19         0.48         0.36

 Diluted ................         0.22         0.16         0.40         0.31

         These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

D.       STOCK SPLIT (SUBSEQUENT EVENT)

         The Company's Board of Directors approved a three for two stock split of the Company's Class A and Class B Common Stock, effective November 1, 1999. Shareholders of record at the close of business on October 25, 1999 received an additional share for every two shares of the Company's Class A or B Common Stock held. The balance sheet and income statement in this Report on Form 10-Q have not been restated to reflect this split.

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

 OVERVIEW

         Diamond Technology Partners Incorporated (the "Company" or "Diamond") is an e-commerce services firm. Positioned as the CEO's guide to e-commerce, the Company helps its leading national and multinational clients create and implement digital strategies -- business strategies for the digital age. The Company serves clients primarily in the telecommunications, energy, financial services, insurance, healthcare, consumer products, and consumer services industries. The Company offers services in Digital Strategy(sm) development, program management, e-commerce solution delivery (through its Diamond Marketspace Solutions(sm) offering), change management and profit improvement. Diamond was founded upon a belief that effective e-commerce digital strategies can be conceived only when strategy and technology are considered in tandem, not in sequence.

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

RECENT DEVELOPMENTS

    On October 21, 1999, the Company acquired Leverage Information Systems, Inc., ("Leverage"), a San Francisco based architecture and development company specializing in the building of complex web sites and intranets. The acquisition will be accounted for under the purchase method of accounting.

         The Company's Board of Directors approved a three for two stock split of the Company's Class A and Class B Common Stock, effective November 1, 1999. Shareholders of record at the close of business on October 25, 1999 received an additional share for every two shares of the Company's Class A or B Common Stock held. The balance sheet and income statement in this Report on Form 10-Q have not been restated to reflect this split.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:


                                                     FOR THE QUARTER         FOR THE SIX MONTHS
                                                    ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                     1999      1998             999        1998
                                                    -------  ---------       ---------  ---------
Net revenues                                         100.0%   100.0%             100.0%   100.0%
                                                     -----    -----              -----    -----
Operating expenses:
  Project personnel and related expenses              53.2     52.6               53.7     53.2
  Professional development and recruiting             10.0     11.5                9.1     11.0
  Marketing and sales                                  5.0      5.5                5.6      5.6
  Management and administrative support               13.7     14.1               13.7     14.0
                                                      ----     ----               ----     ----
         Total operating expenses                     81.9     83.7               82.1     83.8
                                                      ----     ----               ----     ----
Income from operations                                18.1     16.3               17.9     16.2
Interest income, net                                   1.4      3.2                1.4      3.2
                                                      ----     ----               ----     ----
Income before taxes                                   19.5     19.5               19.3     19.4
Income taxes                                           7.6      7.7                7.5      7.7
                                                      ----     ----               ----     ----
Net income                                            11.9%    11.8%              11.8%    11.7%
                                                      ====     ====               ====     ====



QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         The Company's net income of $3.6 million during the quarter ended September 30, 1999 improved from $2.4 million during the same period in the prior year as a result of increased revenues, partially offset by an increase in the cost of its client-serving professionals and an increase in expenses required to support the Company's growth during the period.

         The Company's net revenues increased 51% to $30.5 million during the quarter ended September 30, 1999 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, the acquisition of OmniTech, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. The Company served 70 clients during the quarter ended September 30, 1999 as compared to 39 clients during the same period in the prior year.

         Project personnel and related expenses increased $5.6 million to $16.2 million during the quarter ended September 30, 1999 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 53% from the same period in the prior year due to increases in both the number and compensation of its client-serving professionals. The Company increased its client-serving professional staff from 229 at September 30, 1998 to 378 at September 30, 1999. As a percentage of net revenues, project personnel and related expenses increased from 52.6% to 53.2% during the quarter ended September 30, 1999, as compared to the same period in the prior year.

         Professional development and recruiting expenses increased $0.7 million to $3.1 million during the quarter ended September 30, 1999 as compared to the same period in the prior year. This increase reflects the Company's recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses decreased to 10.0% as compared to 11.5% during the same period in the prior year as a result of the Company's improved operating leverage resulting from it's net revenue growth.

         Marketing and sales expenses increased from $1.1 million to $1.5 million during the quarter ended September 30, 1999 as compared to the same period in the prior year as a result of the Company's continued investment in
(i) the publication of its magazine, "Context", which transitioned from a quarterly publication to a bi-monthly publication and is now being marketed at selected newsstands across the United States (ii) the conduct of several one-day digital strategy executive seminars for prospective clients, and (iii) the hiring of a chief marketing officer and supporting staff to lead the corporate branding and marketing initiatives for the Company. As a percentage of net revenues, these expenses decreased from 5.5% to 5.0%.

         Management and administrative support expenses increased from $2.8 million to $4.2 million, or 46%, during the quarter ended September 30, 1999 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 14.1% to 13.7% as a result of the Company's improved operating leverage resulting from the Company's net revenue growth.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

         The Company's net income of $6.6 million during the six months ended September 30, 1999 improved from $4.5 million during the same period in the prior year as a result of increased revenues, partially offset by an increase in expenses required to support the Company's growth during the period.

         The Company's net revenues increased 46% to $56.2 million during the six months ended September 30, 1999 as compared to the same period in the prior year. The increase in the Company's net revenues reflects an increase in the volume of services delivered to new clients, the acquisition of OmniTech, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients. The Company served 108 clients during the six months ended September 30, 1999 as compared to 53 clients during the same period in the prior year.

         Project personnel and related expenses increased $9.7 million to $30.1 million during the six months ended September 30, 1999 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 47% from the same period in the prior year due to increases in both the number and compensation of its client-serving professionals. The Company increased its client-serving professional staff from 229 at September 30, 1998 to 378 at September 30, 1999. As a percentage of net revenues, project personnel and related expenses increased from 53.2% to 53.7% during fiscal 2000.

         Professional development and recruiting expenses increased $0.9 million during the six months ended September 30, 1999 as compared to the same period in the prior year. This increase reflects the Company's recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses decreased to 9.1% as compared to 11.0% during the same period in the prior year a result of the Company's improved operating leverage resulting from it's net revenue growth.

         Marketing and sales expenses increased from $2.2 million to $3.1 million during the six months ended September 30, 1999 as compared to the same period in the prior year as a result of the Company's investment in (i) the publication of its magazine, "Context", which transitioned from a quarterly publication to a bi-monthly publication and is now being marketed at selected newsstands across the United States (ii) the conduct of several one-day digital strategy executive seminars for prospective clients, and (iii) the hiring of a chief marketing officer and supporting staff to lead the corporate branding and marketing initiatives for the Company. As a percentage of net revenues, these expenses remained consistent at 5.6% for both six-month periods.

         Management and administrative support expenses increased from $5.4 million to $7.7 million, or 43%, during the six months ended September 30, 1999 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support the Company's growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 14.0% to 13.7% as a result of the Company's improved operating leverage resulting from the Company's net revenue growth.


LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended June 30, 1998, the Company sold approximately 650,000 shares of Class A Common Stock. Net proceeds to the Company totaling approximately $15.9 million were realized in April 1998.

         On November 12, 1998, the Company entered into a revolving line of credit with a commercial bank under which the Company may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at the Company's discretion. This line of credit has been reduced to account for letters of credit outstanding. As of September 30, 1999, the Company had approximately $9.8 million available under this line of credit.

         The Company's billings for the quarter ended September 30, 1999 totaled $37.6 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. The Company's gross accounts receivable balance of $13.1 million at September 30, 1999 represents 32 days of billings for the quarter.

         In October 1998 the Company's Board of Directors authorized the repurchase, from time to time, of up to one million shares of the Company's Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions. At September 30, 1999 the number of shares purchased under this authorization was approximately 513,000 shares at an aggregate cost of $10.1 million. The Company intends to fund the repurchases through its cash balances.

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


FORWARD-LOOKING STATEMENTS

         Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words "anticipate", "believe", "estimate", "expect" or similar terminology used with respect to the Company and its management. These forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. For a statement of the Risk Factors that might cause the Company's actual operating or financial results to differ materially, see
Exhibit 99.1 to this Quarterly Report on Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no material changes since March 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1 -- 3

    None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual stockholder meeting on August 10, 1999 (the "Annual Meeting"). At the Annual Meeting, Edward R. Anderson (20,854,439 votes for, 84,526 votes withholding), Adam J. Gutstein (20,798,925 votes for, 140,040 votes withholding), and Christopher J. Moffitt (20,854,439 votes for, 84,526 votes withholding) were each elected to serve a three year term. Mark L. Gordon (20,854,439 votes for, 84,526 votes withholding) and John J. Sviokla (20,854,239 votes for, 84,726 votes withholding) were elected to serve a two year term. Melvyn E. Bergstein, Donald R. Caldwell, Alan C. Kay, John D. Loewenberg, and Michael E. Mikolajczyk, each have terms in office that continue beyond the date of the Annual Meeting. In addition, at the Annual Meeting the stockholders approved amendments to the Diamond Technology Partners Incorporated 1998 Equity Incentive Plan ( 20,448,985 votes for, 197,746 against, 292,234 votes abstaining), the adoption of the Diamond Technology Partners Incorporated 1999 Employee Stock Purchase Plan (20,932,589 votes for, 4,616 against, 1,760 abstaining), and the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended March 31, 2000 (18,492,151 votes for, 2,154,822 votes against, 291,992 votes abstaining).

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




                                        DIAMOND TECHNOLOGY PARTNERS INCORPORATED

Date:  November 12, 1999                By: /s/ MELVYN E. BERGSTEIN
                                        ----------------------------------------
                                        Melvyn E. Bergstein
                                        Chairman, Chief Executive Officer and
                                        Director


Date:  November 12, 1999                By: /s/ KARL E. BUPP
                                        ----------------------------------------
                                        Karl E. Bupp
                                        Vice President, Chief Financial Officer
                                        and Treasurer

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