Form 10-Q
period 1999-12-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 2000-02-11
CIK 924940

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1999

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

     As of January 31, 2000, there were 17,580,888 shares of Class A Common Stock and 3,711,535 shares of Class B Common Stock of the Registrant outstanding.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION:

Item 1:          Financial Statements
                 Consolidated Balance Sheets as of December 31, 1999 and March 31, 1999...3
                 Consolidated Statements of Operations for the Three and Nine Months
                 Ended December 31, 1999 and 1998.........................................4
                 Consolidated Statements of Cash Flows for the Nine Months Ended
                 December 31, 1999 and 1998...............................................5
                 Notes to Consolidated Financial Statements...............................6


Item 2:          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations....................................................8

Item 3:          Quantitative and Qualitative Disclosure about Market Risk...............12

PART II -- OTHER INFORMATION:

Item 6:          Exhibits and Reports on Form 8-K........................................13

SIGNATURES...............................................................................14

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                December 31,     March 31,
                                                                    1999           1999
                                                                    ----           ----
                                                                (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents............................................ $46,997   $47,698
  Accounts receivable, net of allowance of $1,670 and
    $419 as of December 31, 1999 and March 31, 1999, respectively......  12,496    10,434
  Prepaid expenses.....................................................   6,546     1,790
  Deferred income taxes................................................     735       735
                                                                            ---       ---
Total current assets...................................................  66,774    60,657
Computers, equipment and training software, net........................   8,069     3,419
Other assets...........................................................   6,725     3,010
Intangibles assets, net................................................   9,821        --
                                                                        -------   -------
Total assets........................................................... $91,389   $67,086
                                                                        =======   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................... $ 3,447   $ 1,468
  Note payable, current portion........................................     500        --
  Other accrued liabilities............................................  11,863    12,317
                                                                        -------   -------
Total current liabilities..............................................  15,810    13,785
Note payable, less current portion.....................................     500        --
                                                                        -------   -------
Total liabilities......................................................  16,310    13,785
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares
    authorized, no shares issued.......................................      --        --
  Class A common stock, $.001 par value, 40,000 shares
    authorized, 18,137  issued as of December 31, 1999 and
    15,008 issued as of March 31, 1999.................................      18        15
  Class B common stock, $.001 par value, 20,000 shares
    authorized, 3,723  issued as of December 31, 1999 and
    5,474 issued as of March 31, 1999..................................       4         4
  Additional paid-in capital...........................................  58,051    42,146
  Notes receivable from sale of common stock...........................    (341)      (32)
  Retained earnings....................................................  27,412    16,451
                                                                        -------   -------
                                                                         85,144    58,585

Less Class A Common Stock in treasury, at cost, 771 shares
  and 456 shares held at December 31 and March 31, 1999, respectively..  10,065     5,284
                                                                         ------     -----

Total stockholders' equity.............................................  75,079    53,301
                                                                         ------    ------
Total liabilities and stockholders' equity............................. $91,389   $67,086
                                                                        =======   =======

          See accompanying notes to consolidated financial statements

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                       For the Quarter               For the Nine Months
                                                      Ended December 31,              Ended December 31,
                                                      ------------------              ------------------
                                                      1999           1998           1999            1998
                                                      ----           ----           ----            ----
Net revenue                                           $36,640        $21,194        $92,825         $59,705
                                                      -------        -------        -------         -------

Operating expenses:
  Project personnel and related expenses               19,475         11,120         49,618          31,602
  Professional development and recruiting               3,696          2,584          8,833           6,840
  Marketing and sales                                   1,875          1,214          5,007           3,371
  Management and administrative support                 4,956          2,828         12,660           8,223
                                                      -------        -------        -------         -------

Total operating expenses                               30,002         17,746         76,118          50,036
                                                      -------        -------        -------         -------
Income from operations                                  6,638          3,448         16,707           9,669

Interest income, net                                      486            669          1,264           1,915
                                                      -------        -------        -------         -------
Income before taxes                                     7,124          4,117         17,971          11,584

Income taxes                                            2,779          1,606          7,009           4,555
                                                      -------        -------        -------         -------
Net income                                            $ 4,345        $ 2,511        $10,962         $ 7,029
                                                      =======        =======        =======         =======
Basic earnings per share of common stock              $  0.21        $  0.13        $  0.53         $  0.35

Diluted earnings per share of common stock            $ $0.16        $  0.11        $  0.43         $  0.30

Shares used in computing basic earnings per
share of common stock                                  20,839         20,015         20,519          19,874

Shares used in computing diluted earnings
per share of common stock                              27,289         22,748         25,401          23,162

          See accompanying notes to consolidated financial statements

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                         For the Nine Months
                                                                         Ended December 31,
                                                                         ------------------
                                                                         1999          1998
                                                                         ----          ----

Cash flows from operating activities:
  Net income............................................................ $ 10,962      $ 7,029
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization.......................................    2,012          741
    Tax benefits from employee stock plans..............................    7,252          709
  Changes in assets and liabilities, net of effects
     of acquisition:
      Accounts receivable...............................................      (56)      (2,050)
      Prepaid expenses and other........................................   (4,677)        (557)
      Accounts payable..................................................    1,651          163
      Other assets and liabilities......................................   (7,027)         (49)
                                                                         ---------     --------
Net cash provided by (used in) operating activities.....................   10,117        5,986
                                                                         ---------     --------

Cash flows from investing activities:
  Capital expenditures, net.............................................   (5,966)      (1,821)
  Acquisitions, net of cash acquired....................................   (4,240)          --
  Other assets..........................................................       --         (875)
                                                                         ---------     --------
Net cash used in investing activities...................................  (10,206)      (2,696)
                                                                         ---------     --------

Cash flows from financing activities:
  Stock issuance costs..................................................       --       (1,523)
  Common stock issued...................................................    4,169       20,065
  Purchase of treasury stock............................................   (4,781)      (2,984)
                                                                         ---------     --------
Net cash provided by (used in) financing activities.....................     (612)      15,558
                                                                         ---------     --------

Net increase (decrease) in cash and cash equivalents....................     (701)      18,848
Cash and cash equivalents at beginning of period........................   47,698       31,437
                                                                         ---------     --------
Cash and cash equivalents at end of period.............................. $ 46,997      $50,285
                                                                         =========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.............................. $     19      $    14
  Cash paid during the period for income taxes..........................    2,709        4,241

Supplemental disclosure of noncash investing and financing
Activities:
  Issuance of common stock for notes.................................... $    264      $    60
  Issuance of acquisition note payable..................................    1,000           --
  Issuance of common stock in acquisitions..............................    4,177           --

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. Basis of Reporting

     The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments that are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter and nine months ended December 31, 1999, are not necessarily indicative of results for the full year.

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

C. Business Combinations

  In October 1999, the Company acquired Leverage Information Systems, Inc., ("Leverage"), a San Francisco based systems architecture and development company specializing in the building of complex web sites and intranets. Under the terms of the acquisition, the Company paid $1.0 million in cash and issued 97,500 shares of the Company's Class A Common Stock.

  In April 1999, the Company acquired OmniTech Consulting Group, Inc. ("OmniTech"), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $4.0 million in cash, and issued a $1.0 million note and 115,641 shares of the Company's Class A Common Stock. Additionally, OmniTech may be paid a maximum of $2 million over the two years following the closing date upon achievement of certain performance measures.

  The acquisitions are being accounted for under the purchase method of accounting and, accordingly, the operating results of OmniTech and Leverage have been included in the Company's consolidated financial statements since the date of acquisition. The excess of net assets acquired ("Goodwill") recorded for OmniTech and Leverage approximated $10.0 million, and are being amortized on a straight-line basis over 25 years and 7 years, respectively.

  The following summarized unaudited pro forma financial information for the three and nine months ended December 31, 1999 and 1998 assume the OmniTech and Leverage acquisitions occurred as of April 1 of each year:

                                                                     Three Months                Nine Months
                                                                  Ended December 31,          Ended December 31,
                                                                  ------------------          ------------------
                                                                  1999          1998          1999          1998
                                                                  ----          ----          ----          ----
                                                                       (in millions, except per share data)
                                                                                   (Unaudited)

Net Revenue.................................................      $36,685       $24,106       $94,139       $68,050

Net income..................................................        4,345         2,605        10,424         7,437

Earnings per share:
  Basic.....................................................         0.21          0.13          0.51          0.37

  Diluted...................................................         0.16          0.11          0.41          0.32

  These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

D. Stock Split

  The Company's Board of Directors approved a three for two stock split of the Company's Class A and Class B Common Stock, effective November 1, 1999. Shareholders of record at the close of business on October 25, 1999 received an additional share for every two shares of the Company's Class A or B Common Stock held. The Consolidated Balance Sheets and Consolidated Statements of Operations in this Report on Form 10-Q have been restated to reflect this split.

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

Overview

     Diamond Technology Partners Incorporated ("Diamond") is an e-business services firm that synthesizes business strategy with information technology ("IT") to create an innovative Digital Strategy for leading national and multinational corporations. We serve clients primarily in the financial services, consumer products and services, telecommunications and utilities, and insurance and healthcare industries. We offer services in Digital Strategy(sm) development, program management, e-commerce solution delivery (through our Diamond Marketspace Solutions(sm) offering), change management and profit improvement. Diamond was founded upon a belief that effective e-commerce digital strategies can be conceived only when strategy and technology are considered in tandem, not in sequence.

  Our revenues are comprised of professional fees for services rendered to our clients which are generally billed either monthly or semi-monthly in accordance with the terms of the client engagement. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement. Out-of-pocket expenses are reimbursed by our clients and offset against expenses incurred and are not included in recognized revenues. Provisions are made for estimated uncollectible amounts based on our experience. Although we from time to time have been required to make revisions to our clients' estimated deliverables, to date none of such revisions has had a material adverse effect on our operating or financial results.

  The largest portion of our costs consists primarily of employee-related expenses for our client-serving professionals and other direct costs, such as third-party vendor costs and unbilled travel costs associated with the delivery of services to clients. The remainder of our costs are comprised of the expenses associated with the development of the business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, finance, information systems, facilities and other administrative support for project personnel.

  We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry. In addition, we periodically monitor the progress of client projects with client senior management. We manage activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. Because most of our client engagements are, and may be in the future, terminable by our client without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff must be adjusted to reflect active engagements, we must maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

Results of Operations

     The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                                For the Quarter       For the Nine Months
                                                               Ended December 31,      Ended December 31,
                                                               ------------------      ------------------
                                                                1999          1998      1999          1998
                                                                ----          ----      ----          ----
Net revenues                                                    100.0%        100.0%    100.0%        100.0%
                                                                -----         -----     -----         -----
Operating expenses:
  Project personnel and related expenses                         53.2          52.5      53.5          52.9
  Professional development and recruiting                        10.1          12.2       9.5          11.5
  Marketing and sales                                             5.1           5.7       5.4           5.6
  Management and administrative support                          13.5          13.3      13.6          13.8
                                                                -----         -----     -----         -----
          Total operating expenses                               81.9          83.7      82.0          83.8
                                                                -----         -----     -----         -----
Income from operations                                           18.1          16.3      18.0          16.2
Interest income, net                                              1.3           3.1       1.4           3.2
                                                                -----         -----     -----         -----
Income before taxes                                              19.4          19.4      19.4          19.4
Income taxes                                                      7.5           7.6       7.6           7.6
                                                                -----         -----     -----         -----
Net income                                                       11.9%         11.8%     11.8%         11.8%
                                                                =====         =====     =====         =====


Quarter Ended December 31, 1999 Compared to Quarter Ended December 31, 1998

     Our net income of $4.3 million during the quarter ended December 31, 1999 improved from $2.5 million during the same period in the prior year as a result of increased revenues, partially offset by an increase in the cost of our client-serving professionals and an increase in expenses required to support our growth during the period.

     Our net revenues increased 73% to $36.6 million during the quarter ended December 31, 1999 as compared to the same period in the prior year. The increase in our net revenues reflects an increase in the volume of services delivered to new clients, continued services to our existing client base, and two acquisitions. We served 66 clients during the quarter ended December 31, 1999 as compared to 45 clients during the same period in the prior year.

     Project personnel and related expenses increased $8.4 million to $19.5 million during the quarter ended December 31, 1999 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 75% from the same period in the prior year due to increases in both the number and compensation of our client-serving professionals. We increased our client-serving professional staff from 234 at December 31, 1998 to 433 at December 31, 1999. As a percentage of net revenues, project personnel and related expenses increased from 52.5% to 53.2% during the quarter ended December 31, 1999, as compared to the same period in the prior year.

     Professional development and recruiting expenses increased $1.1 million to $3.7 million during the quarter ended December 31, 1999 as compared to the same period in the prior year. This increase reflects our recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses decreased to 10.1% as compared to 12.2% during the same period in the prior year as a result of our improved operating leverage resulting from our net revenue growth.

     Marketing and sales expenses increased from $1.2 million to $1.9 million during the quarter ended December 31, 1999 as compared to the same period in the prior year as a result of our continued investment in (i) the publication of our magazine, "Context", which transitioned from a quarterly publication to a bi-monthly publication and is now being marketed at selected newsstands across the United States (ii) the conduct of several one-day digital strategy executive seminars for prospective clients, and (iii) the hiring of a chief marketing officer and supporting staff to lead our corporate branding and marketing initiatives. As a percentage of net revenues, these expenses decreased from 5.7% to 5.1% as a result of our improved operating leverage resulting from our net revenue growth.

     Management and administrative support expenses increased from $2.8 million to $5.0 million, or 75%, during the quarter ended December 31, 1999 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, these expenses increased from 13.3% to 13.5%.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998

     Our net income of $11.0 million during the nine months ended December 31, 1999 improved from $7.0 million during the same period in the prior year as a result of increased revenues, combined with an improvement in the utilization of our client-serving professionals, partially offset by an increase in expenses required to support our growth during the period.

     Our net revenues increased 55% to $92.8 million during the nine months ended December 31, 1999 as compared to the same period in the prior year. The increase in our net revenues reflects an increase in the volume of services delivered to new clients, continued services to our existing client base, and two acquisitions. We served 126 clients during the nine months ended December 31, 1999 as compared to 68 clients during the same period in the prior year.

     Project personnel and related expenses increased $18.0 million to $49.6 million during the nine months ended December 31, 1999 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 57% from the same period in the prior year due to increases in both the number and compensation of our client-serving professionals. We increased our client-serving professional staff from 234 at December 31, 1998 to 433 at December 31, 1999. As a percentage of net revenues, project personnel and related expenses increased from 52.9% to 53.5% during fiscal 2000.

     Professional development and recruiting expenses increased $2.0 million during the nine months ended December 31, 1999 as compared to the same period in the prior year. This increase reflects our recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses decreased to 9.5% as compared to 11.5% during the same period in the prior year a result of our improved operating leverage resulting from our net revenue growth.

     Marketing and sales expenses increased from $3.4 million to $5.0 million during the nine months ended December 31, 1999 as compared to the same period in the prior year as a result of our investment in (i) the publication of our magazine, "Context", which transitioned from a quarterly publication to a bi-monthly publication and is now being marketed at selected newsstands across the United States (ii) the conduct of several one-day digital strategy executive seminars for prospective clients, and (iii) the hiring of a chief marketing officer and supporting staff to lead our corporate branding and marketing initiatives. As a percentage of net revenues, these expenses decreased from 5.6% to 5.4% as a result of our improved operating leverage resulting from our net revenue growth.

     Management and administrative support expenses increased from $8.2 million to $12.7 million, or 54%, during the nine months ended December 31, 1999 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 13.8% to 13.6% as a result of our improved operating leverage resulting from our net revenue growth.


Liquidity and Capital Resources

     In April 1998, we sold approximately 650,000 shares of Class A Common Stock as part of a secondary offering and received net proceeds of approximately $15.9 million.

     On September 7, 1999, we entered into a revolving line of credit with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit has been reduced to account for letters of credit outstanding. As of December 31, 1999, we had approximately $9.8 million available under this line of credit.

     Our billings for the quarter ended December 31, 1999 totaled $48.6 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. Our gross accounts receivable balance of $14.2 million at December 31, 1999 represents 26 days of billings for the quarter.

     Our allowance for doubtful accounts increased from $0.4 million to $1.7 million from March 31, 1999 to December 31, 1999 primarily due to reserves taken to cover revenues generated at one client for which Diamond provided services during the three months ended December 31, 1999. In connection with a reorganization of this client, it may be necessary for the client to file a pre-packaged bankruptcy petition under Chapter 11 of the Bankruptcy Code. Although we have received payment from this client for all revenues recognized, payments made to creditors of a bankrupt debtor within ninety days of a filing for bankruptcy may be voided by the bankruptcy court in certain circumstances. Because of this potential exposure, we have increased our allowance for doubtful accounts.

     In October 1998 our Board of Directors authorized the repurchase, from time to time, of up to one million shares of our Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions. At December 31, 1999 the number of shares purchased under this authorization was approximately 771,000 shares at an aggregate cost of $10.1 million. We intend to fund future repurchases through our cash balances.

     We currently anticipate that existing cash balances, cash generated from operations and amounts available under our current revolving line of credit, will be sufficient to satisfy our operating cash needs for fiscal 2001. Should our business expand more rapidly than expected, we believe that additional bank credit would be available to fund such operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities.


Year 2000 Issue

     Many existing computer programs were designed and developed without considering the impact of the recent change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results at or after the year 2000 (the "Year 2000 Issue" or "Y2K"). We have conducted an assessment of the potential impact of the Year 2000 Issue on our operations and mission critical vendors. In light of the fact that we have only been in existence for a little over five years, our key financial, information and operation systems have been designed to be Year 2000 compliant without the need for any modifications or conversions. Accordingly, we do not expect the Year 2000 Issue to have a material effect on our consolidated financial position, results of operation or cash flows.

     We have participated in certain projects that involve Y2K issues for some of our clients. Generally, we include provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, and limit our liability to the amount of fees paid by the client to us in connection with the project. We also maintain insurance to protect against potential liability that may arise in connection with Y2K issues at our clients. Although we have no reason to believe that any such work will result in litigation against us, it is possible that we could be adversely affected by litigation in connection with these projects. There can be no assurance that we will be able to obtain the desired contractual protections in agreements, or that any such contractual provisions will prevent clients from asserting claims against us with respect to the Y2K issue. There can also be no assurance that the contractual protections, if any, obtained by us or the insurance coverage will operate to protect us from, or adequately limit the amount of, any liability arising from claims asserted against us.


Forward-Looking Statements

     Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words "anticipate", "believe", "estimate", "expect" or similar terminology used with respect to us and our management. These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and we undertake no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. For a statement of the Risk Factors that might cause our actual operating or financial results to differ materially, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes since March 31, 1999.

                          PART II.  OTHER INFORMATION

Item 1--5

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



                              DIAMOND TECHNOLOGY PARTNERS INCORPORATED

Date:  February 11, 2000      By: /s/ Melvyn E. Bergstein
                              ---------------------------
                              Melvyn E. Bergstein
                              Chairman, Chief Executive Officer and Director


Date:  February 11, 2000      By: /s/ KARL E. BUPP
                              --------------------
                              Karl E. Bupp
                              Vice President, Chief Financial Officer and
                              Treasurer

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                                 EXHIBIT INDEX

Exhibit
  No.                                 Description
-------                              -------------
3.3 Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-17785) and incorporated herein by reference)

3.4 By-Laws (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-17785) and incorporated herein by reference)

27                Financial Data Schedule (for SEC use only)

99.1              Risk Factors