Form 10-K
period 2000-03-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 2000-06-29
CIK 924940

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2000

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

   As of May 31, 2000 there were 21,369,416 shares of Class A Common Stock and 2,917,576 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates was an estimated $1.4 billion based upon the closing price of $63.00 per share on May 31, 2000.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

              Annual Report on Form 10-K for the Fiscal Year Ended
                                 March 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

  Item 1. Business........................................................   3

  Item 2. Properties......................................................  13

  Item 3. Legal Proceedings...............................................  13

  Item 4. Submission of Matters to a Vote of Security Holders.............  13

PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  15

  Item 6. Selected Financial Data.........................................  16

  Item 7. Management's Discussion and Analysis of Financial Condition and
   Results of Operation...................................................  17

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
   Sensitive Instruments..................................................  20

  Item 8. Financial Statements and Supplementary Data.....................  20

  Item 9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure...................................................  20

PART III

  Item 10. Directors and Executive Officers of the Registrant.............  21

  Item 11. Executive Compensation.........................................  21

  Item 12. Security Ownership of Certain Beneficial Owners and Management.  21

  Item 13. Certain Relationships and Related Transactions.................  21

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
   K......................................................................  21

                                    PART I

Item 1. Business

Overview

   We are an e-business services firm that synthesizes business and industry insight with technology expertise to create innovative digital strategies for leading national and multinational businesses. For a business to succeed in today's digital economy, we believe it must have a strategy that goes beyond conventional strategic thinking. The standard of building an e-business that is "faster, better, and cheaper" is based on improving the past. We offer an approach that results in innovative new business models that enable our clients to leverage technology and their existing competencies to develop e-business opportunities.

   We lead CEOs and senior leadership teams through a diagnostic approach designed to broaden their understanding of the ways in which the Internet can be used to leverage their company's existing assets. After thorough analysis of a client's existing business model, we create a Digital Strategy to help the client develop and sustain a competitive advantage in the new digital economy. Once we have conceived a Digital Strategy, we prototype, test and scale the applications needed to successfully execute the Digital Strategy.

Industry Background

   The evolution of the Internet has fundamentally changed the way companies do business. Initially, companies used the Internet as an additional means of communicating information and displaying product and service information on static corporate web sites. Then, start-up companies known as "dot coms" emerged with purely online business models or "pure plays." More recently, well-established companies, including industry leaders, have recognized the power of the Internet as a medium for conducting both business-to-consumer and business-to-business transactions and interactions. The growth of e-commerce has been dramatic. International Data Corporation estimates that revenues generated from Internet commerce will grow from $50.4 billion in 1998 to over $1.3 trillion in 2003, a compound annual growth rate of 92%.

   Many companies have tried to capture this market opportunity by simply building an online presence. We believe many of these companies have had difficulty leveraging their online presence with their traditional business assets. Large companies that have made significant investments in building their existing sales forces, marketing strategies, brands, supply and distribution systems and data management systems require digital strategies that enable them to take advantage of the power of the Internet to leverage these assets.

   Successful development and implementation of digital strategies requires a combination of innovative strategic analysis, in-depth vertical industry expertise and a thorough understanding of technology and its applications. We believe that few companies possess the internal resources required to develop and implement their own digital strategies. As a result, companies are increasingly turning to outside professional service providers for development and implementation of digital strategies. International Data Corporation estimates that the worldwide market for Internet services will grow from $7.8 billion in 1998 to $78.5 billion in 2003, a compound annual growth rate of 59%.

   Many Internet professional service providers only offer advice on using the Internet to conduct business in a manner that is "faster, better and cheaper" than current methods without transforming a client's underlying business model. For example, web site design firms typically specialize in the front-end design of e-commerce sites. Traditional information technology service providers typically focus only on the enhancement of existing systems and the implementation of traditional business applications. Traditional strategic consulting firms typically do not integrate their strategic and technological capabilities. Most Internet professional service providers do not, in our view, possess the combination of strategic, industry and technological expertise necessary to create new business models that capitalize on the value of a company's existing asset base in the new digital economy.

   Because the Internet affects how a company relates to its customers, suppliers, employees, investors and competitors, the development and implementation of a digital strategy is a focus at the highest levels of business organizations, including the CEO and the board of directors. We believe that companies increasingly seek Internet professional service providers that possess both the strategic insight necessary to create innovative digital strategies and the resources required to prototype and scale applications to implement those strategies.

The Diamond Solution

   We combine innovative strategic thinking, in-depth vertical industry expertise, and a thorough understanding of technology and its applications to deliver end-to-end e-business solutions. Our ability to identify, prototype and scale innovative e-business solutions for our clients is predicated on four attributes that we believe distinguish us from our competitors.

   Strategic Business Model Focus. Our approach goes well beyond "faster, better and cheaper" principles as we work with CEOs and senior leadership teams to establish new business models. We collaborate with our clients to develop e-business opportunities that leverage the value of their existing physical and digital assets, intellectual capital and business relationships. We believe we have the capabilities to develop and deliver new business models, and transform existing business models, by drawing on our expertise in strategy, creative design, technology, operations, change management and implementation.

   Strategic Industry Insight and Expertise. We currently focus on serving four vertical industry groupings: financial services, consumer and industrial products and services, telecommunications and energy, and health care and insurance. We believe our vertical industry focus enables us to define and deliver innovative solutions that effectively address the market dynamics and business opportunities facing our clients. Within each of the vertical industries we serve, we have internal and outside experts whose intellectual capital and experience allow us to create an innovative, industry-specific digital strategy.

   Comprehensive Diagnostic Approach. We work with our clients from the earliest stages of study and assessment to the creation and implementation of a Digital Strategy. We use a six-question diagnostic approach to help CEOs and senior leadership teams consider the business implications of the digital economy. The first three questions deal with the new industry structure, its economics and its customer behaviors. The second three questions focus on implementation and how to make difficult but necessary changes to exploit e-business opportunities.

   Ability to Prototype, Scale and Execute. Once we have defined a new business model and designed a Digital Strategy, we identify and develop a portfolio of options. From this portfolio, we prototype selected options which are quickly tested in the market. Through this process, we assess how various options perform in the market and determine which options most effectively implement the Digital Strategy before our clients commit resources to a full-scale implementation. Based on performance, we revise, recast and implement the optimal solution. We believe this approach delivers high quality solutions quickly and efficiently.

Our Growth Strategy

   Our goal is to become the leader in the identification, design and delivery of digital strategies. As an e-business services firm, there are two primary constituencies critical to the realization of our goal: our professionals and our clients. Accordingly, each of the following strategies focuses on attracting, developing and retaining our professionals and clients.

   Attract and Retain Skilled Personnel. We believe that our continued success and growth require us to expand our base of highly skilled professionals. This emphasis on human resources begins with our recruitment of client-serving professionals from the best business and technical schools. It continues through the process of training, developing and promoting promising professionals within Diamond and culminates in the sharing of equity in Diamond as both an acknowledgment of merit and a means of retention. In addition, we seek to complement organic growth by hiring experienced and talented professionals both through experienced recruiting programs, and carefully targeted acquisitions.

   Cultivate Senior Level Client Relationships. We develop strong, long-term relationships with our clients that often lead to repeat business and referrals. We achieve this by doing very impactful work and cultivating close relationships with our clients' CEOs and senior leadership teams. The access, contact and goodwill generated through our existing client relationships afford us significant opportunities to provide additional services and solutions.

   Deliver Services Through Multidisciplinary Teams. In order to maintain a differentiated service offering, we seek to develop and sustain a business culture that is common across all disciplines in the organization. We seek to promote our culture by exposing our professionals to all of the various services that we provide while further developing skills in each professional's principal area of expertise. Our end-to-end delivery of a Digital Strategy enables professionals with different skill sets such as strategy, creative design, technology, operations, change management and implementation to contribute their expertise to our clients' projects and to learn from each other.

   Nurture and Promote Our Intellectual Capital. We utilize our accumulated knowledge and experience to provide relevant intellectual capital to a given project and to develop innovative solutions for our clients. We continuously seek to identify, disseminate and incorporate new intellectual capital throughout our organization to keep abreast of business and technology trends. Intellectual capital is provided by internal and external experts and industry practitioners, including the Diamond Network.

   Leverage Our Vertical Industry Expertise. We believe that our vertical market focus gives us the industry-specific insights necessary to develop innovative digital strategies for our clients. We are able to offer digital strategies informed by a thorough understanding of the particular market through a vertical focus in four key industry groups: financial services, consumer and industrial products and services, telecommunications and energy, and health care and insurance. We also believe that our vertical market focus provides a scalable structure for growth. We expect the number of vertical markets on which we focus to change and grow as our expertise and market demands evolve.

   Expand Our International Presence. We believe that international markets present a substantial growth opportunity for us and we intend to enter some of these markets. We also believe that the proliferation of e-business abroad is in the early stages and lagging the United States by at least one to two years depending on area. Increasing our exposure and access to global markets will enable us to provide additional service to our existing multinational clients and attract new clients from international markets. We are currently focused on establishing a European presence and continue to evaluate expansion into other global markets that complement the services we offer our current clients. We may choose to enter or expand into those markets through organic growth or targeted business acquisitions.

   Market the Diamond Brand. We intend to continue to invest in the development and maintenance of our brand identity in the marketplace. We promote our name and credentials through publications, seminars, speaking engagements, media and analyst relations, direct marketing, the World Wide Web and other efforts. We believe that building a brand image facilitates both the lead generation process and the ability to attract and retain the best people by raising awareness of Diamond, resulting in an increase in the number of new clients and recruitment opportunities.

Our Services

   We are an e-business services firm that combines business strategy and industry insight with technology expertise to create innovative digital strategies for leading national and multinational businesses. For a business to succeed in today's digital economy, we believe it must have a strategy that goes beyond conventional strategic thinking. The standard of building an e-business that is "faster, better, and cheaper" is based on improving the past. We offer an approach that results in innovative new business models that enable our clients to utilize technology and their existing competencies to develop e-business opportunities.

   We work closely with our clients to help them understand, develop, and manage the complete implementation of a Digital Strategy. Typically, this involves analyzing and categorizing their business options, identifying transforming business concepts, prototyping and launching the chosen concepts, then market testing and scaling the e-business for ongoing success. Our teams combine innovative strategic thinking, creative design capabilities, technological expertise, change management and disciplined program management to identify and scale innovative solutions quickly with minimized risk.

   Our project teams are composed of strategists, technologists, program managers, operations managers, web site developers and creative designers who work closely with our clients and analyze, create, and implement a Digital Strategy. Each team is supported by Diamond Network members who are leading professional and academic thinkers in their fields and who bring additional insight, experience and intellectual capital to our clients' challenges.

Our Approach

   We have developed a comprehensive five-stage process to deliver digital strategies for our clients. This process streamlines the launch and scaling of a successful e-business, and facilitates disciplined program management to move expeditiously and with minimized risk. The process is customized for each engagement to meet our client's specific needs.

   Stage 1: Options. The process begins with a thorough industry analysis that reflects the new realities of our client's market and competitive situation. We help companies explore a range of e-business options by analyzing new industry structures, new industry economics, and new customer behaviors. The resulting options offer businesses an important opportunity to reset expectations, create new points of differentiation, and redefine the value offered by our clients to their customers in the new digital economy. We use the following six questions to help CEOs and senior leadership consider the business implications of the digital economy:

  . What is the new industry structure?

  . What are the new economics?

  . What is the new customer behavior?

  . How do I reorganize my business?

  . How do I implement the necessary changes?

  . Where is the value?

The answers to this diagnostic help to identify potential solutions.

   Stage 2: Concept Plan and Demo. Crucial to this stage is the analysis of the portfolio of potential solutions which we refer to as "killer apps." Our diversity of experience allows us to analyze the range of options and possibilities, with one or more prototypes ultimately defined and selected. Once the concept has been selected, we begin constructing the application prototype. We also begin working on a business plan, drawing from simultaneous activities in a number of areas including business analysis, technology architecture, and preliminary customer research.

   Stage 3: Launch Plan and Prototype. At this stage, we develop a detailed launch plan for the new Digital Strategy. This includes finalization of our business analysis, execution of a detailed program management structure, and, if necessary, development of funding strategies in preparation for launching the business. At the same time, we quickly create a working prototype, allowing us to learn from live customer experience with the application, including complete front-end, user interaction, and back-end activities.

   Stage 4: Market Test. Our next step is to assess how the selected prototypes will perform in the market. An e-business launch is a complex endeavor and the challenge is to prove the venture's viability. We market test our prototypes in a manner that allows us to effectively and efficiently determine the viability and business risk of the prototype. Through this process, we assess how various prototypes perform in the market before our clients commit resources to a full-scale implementation.

   Stage 5: Implement. We revise and adjust the launch plan based on data gathered from the market test. Our data helps us validate our business analysis and metrics projections and enables us to analyze technology, market and operating performance and make necessary adjustments. The practical information gathered from these tests helps expedite full business deployment. Our team then builds a system to integrate with existing legacy systems. As the business is launched full-scale, our team stays in place throughout this phase to assure that the client has the knowledge and resources to manage the new business for ongoing success.

   Throughout these five stages, our services may be supplemented by the services of third parties who specialize in such areas as research, marketing, advertising, capital funding and web hosting.

Sales and Marketing

   Our principal sales activities are managed by our senior partners. They are responsible for building relationships with CEOs and senior leadership teams of existing and potential clients and for formulating and executing our sales and marketing strategy. Our senior partners call on existing and potential clients, discuss potential engagements, negotiate the terms of engagements, and direct the staffing and execution of consulting projects.

   We primarily sell our services to CEOs or other senior executives of national and multinational businesses. We believe that a majority of our fees are sourced from CEO and senior management's operating budgets as opposed to information technology budgets. We have divided our senior partners into vertical industry groups focused on four industry groups: financial services; consumer and industrial products and services; telecommunications and energy; and health care and insurance. The sales efforts in each group are led by a senior partner who is assigned revenue and profit contribution responsibility for the group. We seek projects within each group from both new prospects and existing clients. Each vertical industry group maintains a current list of targeted prospects that are tracked on an ongoing basis by our senior management. Building on leads generated through our marketing programs, senior partners pursue formal consulting engagements.

   The primary focus of our marketing programs is to generate leads through building relationships and educating client prospects about Diamond. We have initiated a number of relationship-marketing programs designed to complement, encourage and accelerate personal relationships. We build relationships both directly and on a collaborative basis with Diamond Network members and through relationships with certain third-party industry executives who we call "client relationship executives." These executives are typically retired senior executives with a wide network of contacts in a given industry. We currently have twenty client relationship executives in total associated with our four vertical industry groups.

   Complementing the relationship-marketing programs are a variety of other business development and marketing techniques used to communicate directly with current and prospective clients, including publications, surveys, e-mail newsletters, media and analyst relations, speeches and a homepage on the World Wide Web. Three of our more substantive marketing efforts include publishing the business magazine, Context; hosting the Diamond Exchange and Insight, two executive learning forums; and publishing books and other regular newsletters focusing on digital strategies. Each of these programs is designed to educate the market on the opportunities of digital strategies, demonstrate our intellectual capital, and create an ongoing dialogue with client prospects. See "Intellectual Capital" for a description of these efforts.

Representative Clients

   The following are examples of clients that are representative of our business:

   Simon Property Group. Simon Property Group is one of the largest publicly traded retail real estate investment trusts (REIT) in North America, developing and managing more than 250 properties. Its portfolio includes upscale and destination-shopping malls such as the Mall of America and the Forum Shops at Caesar's Palace in Las Vegas, community shopping centers, mixed-use properties, regional malls and specialty retail centers. In the spring of 1999, with the prospect of the strongest online holiday shopping season ever, Simon Property Group's CEO realized that he needed to take advantage of e-commerce opportunities and engaged Diamond to help create a Digital Strategy for future growth.

   Over an eight-month period, we created a platform that offered continuity for the customer by combining physical space and virtual space through two applications. The first initiative we protoyped was FastFrog.com, a teen-oriented, cross-retail gift registry. Through FastFrog.com, teens can build a personalized gift registry in one of two ways. First, teens can build their registry at the mall by scanning in the barcodes of products sold by participating retailers with a hand-held "ZapStick" that they check out at a mall kiosk. When the ZapStick is returned, the contents are uploaded onto the teen's personalized FastFrog.com home page. Teens can also select products from a group of retailers on the FastFrog.com home page. Once a registry is established, family and friends can then review the list and purchase gifts for the teens.

   The second initiative we prototyped was YourSherpa.com. YourSherpa.com provides time-constrained adults the ability to shop at multiple mall stores without waiting in lines and without having to carry packages back to the car. Through the use of a scanning device checked out at a kiosk in the mall, the customer can designate products for purchase at the point of scanning. At the kiosk, customers pay for their purchases from multiple in-mall stores in one transaction and designate the final shipping destination for the packages. In addition, and similar to FastFrog.com, shoppers can create individual gift registries through the use of the scanning device at the mall or online.

   We piloted FastFrog.com and YourSherpa.com during the 1999 holiday shopping season at three Atlanta malls. The strategy was well-received by consumers and garnered significant media attention. The offerings successfully tied the tangibility of the in-mall shopping experience with the convenience and expediency of shopping online.

   In addition to our role in designing the initial branding and strategy for FastFrog.com and YourSherpa.com, we assisted Simon Property Group in the development of a business incubator called Clixnmortar.com. We assisted Clixnmortar.com in building a "Design and Experience Center" to showcase the offerings to potential retail partners, developing a technology architecture, drafting business policies, establishing financial systems and staffing the organization. Our activities with Clixnmortar.com extended from the addition of participant retailers and their products to the design and delivery of a fulfillment system for consumers.

   Enron. Enron is one of the world's leading electricity, natural gas and communications companies. Enron has a successful history of making markets in commodities. Seeing an opportunity in bandwidth, Enron formed a new company to pioneer the creation of the industry's first broadband trading market. Increased market demand for data transmission capacity, telecommunication deregulation, and an excess supply make bandwidth a fast growing commodity.

   We teamed with Enron in June of 1999 to develop and launch an over-the-counter bandwidth market. First, we interviewed traders, documented trading processes, and defined system requirements. Next, we began designing a solution by bringing in highly skilled e-commerce developers and delivering the first release of the Web-based, business-to-business trading system in just under three months. Enron, using the Diamond-developed trading system, executed the first commodity bandwidth trade in December 1999.

   Traditionally, contracting for bandwidth entailed multiple-year contracts and waits of several months for actual connectivity. These transactions took weeks to negotiate. By contrast, the Enron bandwidth trading system automates key parts of the process, enabling the trading of individual bandwidth contracts on a spot basis. This is only possible because the automated system physically controls the network elements, cross-connecting buyers and sellers in a matter of seconds.

   Mutual Fund Company. In September 1999, a top US-based investment management and mutual fund company engaged Diamond to assess the impact of the Internet on the mutual fund industry. Although the client had a well-recognized brand, it realized that the new economy provided an opportunity to strategically reposition itself in the developing digital financial services marketplace. As a result, the client saw the need to leverage its existing asset base through the integration of the Internet into its existing business model.

   To establish a common understanding and framework for addressing the e-commerce issues facing the company, we led the client's senior management through a multi-day workshop that investigated the opportunities and competitive threats emerging in the asset management and financial services markets. From ideas generated during this workshop, we developed a portfolio of potential digital strategies that leveraged the Internet to better serve existing customers and simultaneously address customer segments not currently served by the client. Upon analyzing our proposed strategies, the client's senior management approved the development of several business plans. Our team was able to deliver the requested e-commerce business plans to the client in less than 45 days. The client has recently approved funding for the execution of one of these plans and we have begun the process of prototyping and implementing the client's new digital strategy.

Intellectual Capital

   Consulting firms are notably knowledge-intensive organizations. In the past, the existence of accumulated experience within a consulting firm was enough to attract and retain clients. Today, information is more readily accessible and the useful life of new knowledge is shortening. In recognition of this trend, we have developed multiple programs to continuously identify, develop and disseminate intellectual capital from individuals both within and outside Diamond.

   Context. Context is a business magazine we have published since November of 1997 covering the growing intersection of business and technology. We have recently increased the frequency of distribution from quarterly to bi-monthly and have begun newsstand distribution in select locations. Context's circulation totals 45,000 readers including 40,000 officer-level executives in the United States. We believe the magazine serves as a useful business development and marketing tool to communicate directly with our existing and prospective clients. Context also provides a means to further develop our employees' points of view as abstracted and generated from client engagement experiences.

   Diamond Exchange. The Diamond Exchange is a series of executive learning forums that we launched in February 1997. CEOs and other senior executives are invited to participate in the Diamond Exchange. We provide our paid subscription members with innovative, leading-edge research to explore and understand the strategic risks and opportunities of emerging technologies. Diamond Exchange members meet three times a year to discuss current issues and research findings, and their business implications. During these meetings, we provide the members with the opportunity to discuss their issues with Diamond Network members, our partners and other business leaders.

   Insight. Insight is a series of one-and-a-half day management learning sessions focused on the theory and practice of Digital Strategy. Launched in late 1998, the sessions provide senior executives of our existing and prospective clients with the opportunity to explore the strategic risks and opportunities of emerging technologies. The forums are sponsored each year by leading technology firms and will be sponsored by Intel Corporation in calendar 2000.

   Books and Other Publications. In 1998, a senior partner of Diamond and a member of the Diamond Network co-authored a book, Unleashing the Killer App:
Digital Strategies for Market Dominance. To date, it has sold over 150,000 copies and is published in 8 different languages. It is widely recognized as a leading publication in the field of digital strategy. Other Diamond employees are currently authoring books with Diamond's support. In addition, we publish electronic and physical newsletters to CEOs and senior managers, and our partners and Diamond Network members are frequent speakers at business and technology forums.

   Knowledge Leaders. We have created a career path for certain of our professionals who desire to specialize in a particular area, such as technical architecture, electronic commerce or supply-chain operations. We refer to these professionals as "knowledge leaders" within our organization. Knowledge leaders are responsible for identifying new developments within their respective areas of expertise and capabilities, and applying that knowledge to client projects and within the organization. We currently have four partner-level knowledge leaders and anticipate adding more knowledge leaders in the future.

   Diamond Network. The Diamond Network is a group currently comprised of 12 recognized business and technology leaders associated with Diamond. Members of the Diamond Network, whom we refer to as Diamond Fellows, provide us with a set of skills that augment and enhance the value that we can provide to our clients. Diamond Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the Diamond Exchange and Insight and participate in client projects. Diamond Fellows are contractually committed to dedicate a number of days annually to Diamond to support marketing, sales, and client work. Diamond Network relationships are generally non-exclusive, two-year contracts. Diamond Fellows are compensated with a combination of stock options and per diem payments for services provided to us or our clients on our behalf. Current Fellows include:

     John Perry Barlow is a writer and lecturer on the social, legal and economic issues arising on the border between the physical and virtual worlds. He is a contributing writer for Wired magazine and co-founder and vice chairman of the Electronic Frontier Foundation, an organization that promotes freedom of expression in digital media.

     Gordon Bell is a senior researcher with Microsoft Corporation and computer consultant-at-large. Mr. Bell spent 23 years at Digital Equipment Corp. as vice president of research and development where he managed the development of the first time-sharing and mini-computers. He also led the development of Digital Equipment's VAX. Additionally, Mr. Bell directed the National Science Foundation's efforts in computing research.

     Tim Gallwey consults in the area of learning in the business environment. Mr. Gallwey has worked with a number of major corporations to develop the coaching skills of their managers and to create work environments that support learning and peak performance. His fifth book, The Inner Game of Work, was published in January 2000 by Random House.

     James H. Gilmore is a co-founder, with B. Joseph Pine II, of Strategic Horizons LLP, a "thinking studio" dedicated to helping businesses conceive and design new ways of adding value to their economic offerings. Mr. Gilmore provides expertise in the areas of creativity and mass customization and uses technology to efficiently customize goods and services to individual customers. He also is co-author of The Experience
  Economy: Work is Theatre and Every Business a Stage (1999).

     Alan C. Kay, Ph.D. is a Disney fellow and vice-president of research and development for Walt Disney Imagineering and also a member of our Board of Directors. Dr. Kay was also a founding principal of the Xerox Palo Alto Research Center, chief scientist of Atari, Inc. and an Apple Computer fellow. Dr. Kay is credited with the conception of the laptop computer and the overlapping windows and icon interface that is used in almost all personal computers today. He was also a contributor to the development of the Ethernet, laser printing, network client/servers, and the forerunner of the Macintosh computer. He contributed to the inventions of 3D graphics and the ARPANet, now the Internet.

     Andrew Lippman, Ph.D. is an associate director and founding member of the Media Lab at the Massachusetts Institute of Technology. Mr. Lippman is the principal investigator of the Digital Life research program, a consortium of 45 companies and 15 faculties that researches technical, social, and economic aspects of computing in everyday life. He has published widely and made over 100 presentations on digital entertainment, personal communications, and making the information highway entertaining and profitable.

     Heidi Mason is a managing director of The Bell-Mason Group and is a technology marketing consultant in Silicon Valley specializing in new ventures. Ms. Mason is co-creator, with Gordon Bell, of the

  Bell-Mason Diagnostic and Venture Development System, a technology and methodology to assess strengths and weaknesses of high-tech, early stage ventures.

     Anthony Paoni is a Clinical Professor of Technology and E-Commerce at Northwestern University's Kellogg Graduate School of Management. Paoni is an expert in the area of managerial economics and the impact of technology, and specifically e-commerce, on business. In addition to teaching, Paoni has also advised major corporations on the impact of technology on their business. Paoni holds a number of directorships, including US Freightways Corporate, Arista Knowledge Systems, CompuCom Systems, Chamerlain Group, dekor, Inc. and E-Certify, Inc.

     B. Joseph Pine II is co-founder of Strategic Horizons LLP. Mr. Pine is co-author of The Experience Economy: Work is Theatre and Every Business a Stage (1999). His earlier publication, Mass Customization: The New Frontier in Business Competition, received the 1995 Shingo Prize for Excellence in Manufacturing Research.

     David P. Reed, Ph.D. is an information architect and independent entrepreneur who focuses on designing the information space in which people, groups and organizations operate. He was a senior scientist at Interval Research Corp., vice-president and chief scientist for Lotus Development Corp., and vice-president of research and development and chief scientist at Software Arts Inc.

     Mohanbir Sawhney is the Tribune Professor of Electronic Commerce and Technology at Northwestern University's Kellogg Graduate School of Management, and a specialist in crafting marketing strategies in the fast-changing network economy. He has been awarded the Sydney Levy award for excellence in teaching and named the 1998 Outstanding Professor of the Year at Kellogg.

     Marvin Zonis, Ph.D. is a professor of international political economy and leadership at the University of Chicago Graduate School of Business. He is an expert and consultant on political risk and emerging markets, Mideast politics, the oil industry, and the foreign policies of Russia and the United States.

   The intellectual capital gathered through these various programs is shared throughout the Diamond community through inclusion in our quarterly all-hands meetings, the Diamond Exchange and Insight programs, Context, and our interactive case-based training and development programs.

Investment Activities

   In the course of providing services to our clients, we have encountered opportunities to invest in our clients or with our clients in new ventures that resulted from the implementation of a Digital Strategy. We have carefully considered these options and have made small investments in several of our clients. In these instances, we have received equity interests in lieu of a portion of our fees. In addition, we have made strategic investments in two other ventures that we believe will provide us with future client and investment opportunities.

   These selected equity investments allow us to share in the potential appreciation of our clients' value resulting from the implementation of business strategies that we have helped developed. We believe these investments demonstrate our faith in the business strategies we have helped create with our clients. As a result, we believe these investments strengthen our client relationships and increase the potential for repeat business. We believe these investments also serve as an additional retention vehicle for our employees.

   We make equity investments only after careful consideration and due diligence. In the last year, we have limited our total equity investments to not more than 5% of our revenues during that period. We anticipate future investments will generally only be made in our clients and for a minority interest where a venture capital firm or private equity investor takes a lead role and sets valuation. We will continue to explore additional vehicles through which we may make future equity investments.

Human Resources and Culture

   As of March 31, 2000, we had 576 employees. Of these employees, 452 were client-serving professionals and 124 were management and administrative personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems and administrative support.

   The responsibilities of our partners include client relationship development, business development, client management, program management, thought leadership, professional staff development and mentoring. Our partners typically have ten to twenty years or more of experience.

   Culture. We believe our ability to simultaneously provide expertise in strategy, operations and technology is dependent upon our ability to develop and sustain a business culture that is common across all disciplines in the organization. Three primary elements comprise our culture:

  . an environment that intellectually challenges our personnel through continuous training and client work;

  . consistency in compensation and career paths across all disciplines and skill sets within Diamond; and

  . participation by all of our employees in our continuing development and ownership of Diamond.

   Recruiting. We believe our success will depend on our ability to continue to attract, retain and motivate highly skilled employees to support our current operations and future growth. We attribute our success in hiring these people to our ability to provide individuals with high impact client opportunities, multidisciplinary training and career development, attractive long-term career advancement opportunities, small teams and a collaborative approach to consulting and competitive compensation.

   Although a significant number of our current employees were hired directly from other firms, a growing number of our associates are being hired annually from undergraduate and graduate business programs at many of the country's leading universities. Over time, we expect to hire a majority of our employees from these programs and, as a result, we expect senior level positions will be predominantly filled from internal promotions.

   Training and Professional Development. Our training and professional development programs help us to deliver high-quality services to our clients, as well as to attract and retain highly skilled professionals. We have developed programs that ensure all individuals have the opportunity to develop consulting, business and technology skills throughout their careers. These programs reinforce our culture by exposing all professionals to the various services we provide while further developing deep skills in each professional's principal area of expertise.

   Compensation. Our compensation programs have been structured to attract and retain highly skilled professionals by offering competitive base salaries coupled with annual cash bonus opportunities. We use equity at all levels within Diamond to provide long-term wealth creation opportunities and to retain individuals through vesting provisions. We believe that those professional services firms able to offer equity will be more successful in attracting and retaining talented individuals to their organizations.

   Our partners are eligible to receive an annual bonus comprised of cash commensurate with their level of responsibility and based on our overall performance. Our partners buy stock and are granted stock options upon being elected a partner. We grant additional equity in conjunction with movement through the partner levels. Stock and options that we issue to partners vest annually over five years. Individuals below the partner level are awarded annual cash bonuses based on their performance. Our non-partners are granted stock options at the time of hire and promotion. These options typically vest after three years.

Competition

   Our primary competitors include Internet professional service providers, strategic consulting firms, systems integrators, web-consulting firms, online agencies and firms that provide both consulting and systems integration services. Many of our competitors are substantially larger than us and have significantly greater financial, technical and marketing resources, greater name recognition and greater revenues. We believe that competition may increase from both the large, traditional strategic consulting firms as these firms increase their use of information technology in their services and enter the digital strategy market and also from the smaller web-consulting firms where the barriers to entry are not significant. We believe that the principal criteria considered by prospective clients when selecting a consulting firm to develop and implement digital strategies include diagnostic capabilities, effectiveness of strategic business models, scope of services, service delivery approach, technical and industry expertise, perceived value and a results orientation.

   Furthermore, we face the additional challenge of competing for and retaining the best personnel available in the e-business services market. As other firms enter the digital strategy market, we believe that our client-serving professionals and employees may be targeted by other firms to satisfy their own personnel needs.

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

Item 2. Properties

   Our headquarters and principal administrative, information systems, financial, accounting, marketing, legal and human resources operations are located in approximately 132,000 square feet of leased space primarily in Chicago, Illinois, but also in San Francisco, California, Bridgewater, New Jersey, Cleveland, Ohio and Boston, Massachusetts.

   We anticipate that we will require additional office space as our business expands and believe that we will be able to obtain suitable space as needed.

Item 3. Legal Proceedings

   We are not party to any claims or actions that we believe could have a material effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.

Item 4A. Executive Officers of the Registrant

   Our executive officers are as follows:

          Name      Age                        Position
          ----      ---                        --------
      Melvyn E.     58  Chairman of the Board of Directors and Chief Executive
       Bergstein         Officer

      Michael E.
       Mikolajczyk  48  Vice Chairman, Secretary and Director

      Karl E. Bupp  38  Chief Financial Officer and Treasurer

      Michael J.
       Connolly     38  Chief Operating Officer

      Adam J.
       Gutstein     37  President and Director

      John J.
       Sviokla      42  Vice Chairman and Director


   Melvyn E. Bergstein co-founded Diamond in January 1994 and served as our Chairman and Chief Executive Officer and President until July 1, 1998, when Mr. Bergstein vacated the office of President in favor of Mr. Mikolajczyk. Mr. Bergstein has been a member of our board of directors since January 1994. Prior to co-founding Diamond, Mr. Bergstein held several senior executive positions with Technology Solutions Company from 1991 to 1993. Prior to that time, Mr. Bergstein held several senior positions with other consulting firms, including twenty-one years in various positions with the Arthur Andersen & Co.'s consulting division, now Andersen Consulting. Mr. Bergstein also serves as a member of the board of directors of New Era of Networks, Inc., an enterprise application integration software company.

   Michael E. Mikolajczyk co-founded Diamond and joined us in April 1994, serving as a member of our board of directors since then. From April 1994 until July 1998, Mr. Mikolajczyk also served as our Senior Vice President, Chief Financial and Administrative Officer. Since July 1998, Mr. Mikolajczyk has served as our President and became our Secretary in July 1999. Effective April 1, 2000, Mr. Mikolajczyk assumed the title of Vice Chairman. From 1993 to 1994, he served as senior vice president of finance and administration and chief financial officer for Technology Solutions Company. Prior to that time, Mr. Mikolajczyk held several senior financial and corporate development positions at MCI Telecommunications Corporation.

   Karl E. Bupp co-founded Diamond and joined us in April 1994 as Vice President of Financial Planning responsible for our internal planning, analysis and treasury functions. Since July 1998, Mr. Bupp has served as our Chief Financial Officer and Treasurer. Prior to joining us, Mr. Bupp was the corporate controller, and director of planning and treasury services for Technology Solutions Company. From 1985 to 1993, he held various financial management and analyst positions with MCI Telecommunications Corporation.

   Michael J. Connolly joined us in May 1995 as a partner and Vice President. Since July 1999, Mr. Connolly has been managing our Diamond Marketspace Solutions group. Diamond Marketspace Solutions helps build and operate fully functioning e-business ventures for Diamond's clients. Effective April 1, 2000, Mr. Connolly assumed the title of chief operating officer. Prior to joining Diamond, Mr. Connolly was an associate partner with Andersen Consulting.

   Adam J. Gutstein co-founded Diamond in January 1994 and has served as a partner and Vice President since inception and as a member of our board of directors since August 1999. Since July 1998, Mr. Gutstein has served as Chief Operating Officer responsible for the client-serving operations including sales and delivery of our services revenue and profit contribution. Effective April 1, 2000, Mr. Gutstein assumed the title of President. Prior to joining us, Mr. Gutstein was a vice president at Technology Solutions Company and a manager with Andersen Consulting.

   John J. Sviokla joined us in September 1998 as a partner and Vice President and became a member of our board of directors in August 1999. Effective April 1, 2000, Dr. Sviokla assumed the title of Vice Chairman. Prior to joining us, Dr. Sviokla was a professor at the Harvard Business School from October 1986 to August 1998. His pioneering work on Marketspace established Harvard's first course on electronic commerce, and he co-authored the seminal articles Managing in the Marketspace and Exploiting the Virtual Value Chain, both appearing in the Harvard Business Review. Dr. Sviokla has authored over 90 articles, cases, and edited books, and has been a consultant to large and small companies around the world. He has been a guest professor at many universities including, Kellogg, MIT, The London Business School, the Melbourne Business School and the Hong Kong Institute of Science and Technology. His current research and consulting focuses on how to help large companies unlock value in the new economy.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Class A Common Stock is quoted on the Nasdaq National Market under the symbol "DTPI". The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock.

                                                                   Sales Price
                                                                    Per Share
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
      Fiscal year ending March 31, 1999:
        First Quarter............................................ $20.67 $14.17
        Second Quarter...........................................  21.00  10.67
        Third Quarter............................................  14.00   5.00
        Fourth Quarter...........................................  20.17  10.67
      Fiscal year ending March 31, 2000:
        First Quarter............................................ $17.17 $12.83
        Second Quarter...........................................  33.09  14.29
        Third Quarter............................................  93.63  25.83
        Fourth Quarter........................................... 107.25  59.00

   On June 12, 2000, the closing price of Class A Common Stock was $69.25 per share. At such date, we had approximately 10,000 holders of record of Class A Common Stock.

   Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future. Our financing arrangements currently do not prohibit us from declaring or paying dividends or making other distributions on the Common Stock.

   During fiscal year 2000, we sold to our Partners, 40,131 shares of its Class B Common Stock at $16.54 per share. These sales were made under the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data

   The selected consolidated financial data presented below has been derived form our consolidated financial statements. The data presented below should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                  Year Ended March 31,
                                        ----------------------------------------
                                         1996    1997    1998    1999     2000
                                        ------- ------- ------- ------- --------
                                        (Dollars in thousands, expect per share
                                                        amounts)
Statement of Operations Data:
  Net revenues........................  $26,339 $37,557 $58,369 $82,389 $136,235
                                        ------- ------- ------- ------- --------
  Operating expenses:
    Project personnel and related
     expenses.........................   15,312  21,863  31,619  43,275   72,355
    Professional development and
     recruiting.......................    4,587   6,272   6,155   9,448   13,199
    Marketing and sales...............      606   1,928   3,210   4,669    7,325
    Management and administrative
     support..........................    4,460   6,348   8,602  11,298   18,753
                                        ------- ------- ------- ------- --------
      Total operating expenses........   24,965  36,411  49,586  68,690  111,632
                                        ------- ------- ------- ------- --------
Income from operations................    1,374   1,146   8,783  13,699   24,603
Interest income, net..................      164     172   1,150   2,488    2,002
                                        ------- ------- ------- ------- --------
Income before taxes...................    1,538   1,318   9,933  16,187   26,605
Income taxes..........................      302     685   3,925   6,351   10,377
                                        ------- ------- ------- ------- --------
Net income............................  $ 1,236 $   633 $ 6,008 $ 9,836 $ 16,228
                                        ======= ======= ======= ======= ========
Basic net income per share of Common
 Stock (1)............................  $  0.11 $   .05 $   .34 $   .49 $    .78
Shares used in computing basic net
 income per share of Common Stock (1).   11,430  13,716  17,634  19,915   20,807
Diluted net income per share of Common
 Stock (1)............................  $  0.11 $   .04 $   .28 $   .42 $    .62
Shares used in computing diluted net
 income per share of Common Stock (1).   11,430  14,856  21,258  23,346   25,984

                                                       March 31,
                                        ----------------------------------------
                                         1996    1997    1998    1999     2000
                                        ------- ------- ------- ------- --------
                                                 (Dollars in thousands)
Balance Sheet Data:
  Cash and cash equivalents...........  $ 4,635 $17,547 $31,437 $47,698 $182,945
  Working capital.....................    4,397  15,725  26,236  46,872  183,967
  Total assets........................   11,615  25,494  40,352  67,086  249,410
  Long-term debt, including current
   portion............................      125   2,000     --      --     1,000
  Total stockholders' equity..........    6,568  18,300  28,767  53,301  218,318

--------
(1) See Note 2 of "Notes to Financial Statements" for an explanation of the methods used to compute basic and diluted earnings per share data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in connection with the information contained in the consolidated financial statements and related notes included elsewhere or incorporated by reference in this prospectus.

Overview

   We are an e-business services firm that synthesizes business and industry insight with technology expertise to create innovative digital strategies for leading national and multinational businesses. Once conceived, we believe such strategies must be implemented rapidly in order to maximize competitive benefits. We have experienced substantial revenue growth since our inception, generating net revenues of $136.2 million from 143 clients during the fiscal year ended March 31, 2000. We employed 452 client-serving professionals as of March 31, 2000.

   Our revenues are comprised of professional fees for services rendered to our clients which are billed either monthly or semi-monthly in accordance with the terms of the client engagement. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement. Out-of-pocket expenses are reimbursed by our clients and offset against expenses incurred and are not included in recognized revenues. Provisions are made for estimated uncollectible amounts based on our experience. Although from time to time we have been required to make revisions to our clients' estimated deliverables, to date none of such revisions has had a material adverse effect on our operating or financial results.

   The largest portion of our costs consist primarily of employee-related expenses for our client-serving professionals and other direct costs, such as third-party vendor costs and unbilled travel costs associated with the delivery of services to our clients. The remainder of our costs are comprised of the expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with our development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, finance, information systems, facilities and other administrative support for project personnel.

   We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry. In addition, we monitor the progress of client projects with client senior management. We manage activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. Because most of our client engagements are, and may be in the future, terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff must be adjusted to reflect active engagements, we must maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

Recent Developments

   On May 10, 2000, the Company acquired Momentus Group Limited ("Momentus"), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid approximately $2.9 million in cash and delivered 44,252 shares of the Company's Class A Common Stock. Additionally, Momentus may be paid a maximum of 69,265 shares of the Company's Class A Common Stock over the next two years upon the achievement of certain performance measures. The acquisition will be accounted for under the purchase method of accounting.

Results of Operations

   The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                            Year Ended March
                                                                   31,
                                                            -------------------
                                                            1998   1999   2000
                                                            -----  -----  -----
      Net Revenues......................................... 100.0% 100.0% 100.0%
                                                            -----  -----  -----
      Operating Expenses:
        Project personnel and related expenses.............  54.2   52.5   53.1
        Professional development and recruiting............  10.6   11.5    9.7
        Marketing and sales................................   5.5    5.7    5.4
        Management and administrative support..............  14.7   13.7   13.7
                                                            -----  -----  -----
          Total operating expenses.........................  85.0   83.4   81.9
                                                            -----  -----  -----
      Income from operations...............................  15.0   16.6   18.1
      Interest income, net.................................   2.0    3.0    1.4
                                                            -----  -----  -----
      Income before taxes..................................  17.0   19.6   19.5
      Income taxes.........................................   6.7    7.7    7.6
                                                            -----  -----  -----
      Net income...........................................  10.3%  11.9%  11.9%
                                                            =====  =====  =====

Fiscal 2000 Compared to Fiscal 1999

   We had net income of $16.2 million during fiscal 2000 which improved from net income of $9.8 million during fiscal 1999 as a result of increased revenues combined with an improvement in the utilization of client-serving professionals, partially offset by an increase in expenses required to support our growth during the period.

   Our net revenues increased 65.4% to $136.2 million during fiscal 2000 as compared to fiscal 1999. The increase in our net revenues reflects an increase in the volume of services delivered to new clients, continued services to our existing client base, as well as two acquisitions. For fiscal 2000, $59.2 million of revenue was derived from services delivered to new clients and $77.0 million related to the completion of projects or the undertaking of additional projects from the Company's client base of the previous fiscal year. We served 143 clients during fiscal 2000 as compared to 85 clients served during fiscal 1999.

   Project personnel and related expenses increased $29.1 million, or 67.2%, to $72.4 million during fiscal 2000 as compared to fiscal 1999. This increase resulted from increases in both the number and compensation of our client-serving professionals to respond to growth. We increased our client-serving professional staff from 239 at March 31, 1999 to 452 at March 31, 2000. As a percentage of net revenues, project personnel and related expenses increased from 52.5% to 53.1% during fiscal 2000.

   Professional development and recruiting expenses increased $3.8 million during fiscal 2000 as compared to fiscal 1999. This increase reflects our recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses decreased to 9.7% from 11.5% during the same period in the prior year as a result of our improved operating leverage resulting from our net revenue growth.

   Marketing and sales expenses increased $2.7 million to $7.3 million during fiscal 2000 as compared to fiscal 1999 as a result of increased spending for:

  . the publication of our magazine, Context, which transitioned from a quarterly publication to a bi-monthly publication and is now being marketed at selected newsstands across the United States;

  . the conduct of several Diamond Exchange and Insight seminars for prospective clients; and

  . the hiring of a chief marketing officer and supporting staff to lead our corporate branding and marketing initiatives.

As a percentage of net revenues, these expenses decreased from 5.7% to 5.4% as a result of our improved operating leverage resulting from our net revenue growth.

   Management and administrative support expenses increased from $11.3 million to $18.8 million, or 66.0%, during fiscal 2000 as compared to fiscal 1999 as a result of the additional facilities, equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, management and administrative support expenses remained the same at 13.7%.

Fiscal 1999 Compared to Fiscal 1998

   Our net income of $9.8 million during fiscal 1999 improved from net income of $6.0 million during fiscal 1998 as a result of increased revenues combined with an improvement in the utilization of client-serving professionals, partially offset by an increase in expenses required to support our growth during the period.

   Our net revenues increased 41.2% to $82.4 million during fiscal 1999 as compared to fiscal 1998. The increase in our net revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of our existing client base. For fiscal 1999, $16.9 million of revenue was derived from services delivered to new clients and $65.5 million related to the completion of projects or the undertaking of additional projects from our client base of the previous fiscal year. We served 85 clients during fiscal 1999 as compared to 65 clients served during fiscal 1998.

   Project personnel and related expenses increased $11.7 million, or 36.9%, to $43.3 million during fiscal 1999 as compared to fiscal 1998. This increase resulted from an increase in the number of client-serving professionals to respond to growth. We increased our client-serving professional staff from 175 at March 31, 1998 to 239 at March 31, 1999. As a percentage of net revenues, project personnel and related expenses decreased from 54.2% to 52.5% during fiscal 1999, reflecting the improvement in utilization of client-serving professionals.

   Professional development and recruiting expenses increased $3.3 million during fiscal 1999 as compared to fiscal 1998. This increase reflects our recruiting and training of a higher number of client-serving professionals during fiscal 1999. We have continued our recruiting and training programs to support the growth of the business. As a percentage of net revenues, professional development and recruiting expenses increased from 10.6% to 11.5% during fiscal 1999.

   Marketing and sales expenses increased $1.5 million to $4.7 million during fiscal 1999 as compared to fiscal 1998 as a result of our investment in our marketing and branding programs. Our marketing activities in fiscal 1999 were focused on the continued development of our magazine, Context, which was launched during the quarter ended December 31, 1997, the promotion of intellectual capital through the Diamond Exchange, our executive learning forum for senior executives, and the conduct of three Insight seminars for prospective clients. As a percentage of net revenues, marketing and sales expenses increased from 5.5% to 5.7%.

   Management and administrative support expenses increased from $8.6 million to $11.3 million, or 31.3%, during fiscal 1999 as compared to fiscal 1998. This increase resulted from the cost of additional facilities, equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, management and administrative support expenses decreased from 14.7% to 13.7% as a result of our improved operating leverage resulting from our net revenue growth.

Liquidity and Capital Resources

   We closed our initial public offering of common stock in April 1997 and received net proceeds totaling approximately $10.1 million. We used $2.0 million of the proceeds from the initial public offering to repay a loan from Safeguard Scientifics, Inc.

   In April 1998, we sold approximately 980,000 shares of our Class A Common Stock as part of a public offering and received net proceeds of approximately $15.9 million.

   In March 2000, we completed a public offering and sold 1,500,000 shares of Class A Common Stock at a price of $80.13 per share. We realized approximately $114.0 million in connection with the sale, net of payment of the underwriters' commissions and other expenses of the offering. In the offering, an additional 1,775,000 shares were sold by selling stockholders.

   We maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement from a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit has been reduced to account for letters of credit outstanding. As of March 31, 2000, we had approximately $9.8 million available under this line of credit.

   Our billings for the three months ended March 31, 2000 totaled $55.7 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. Our gross accounts receivable balance of $11.9 million at March 31, 2000 represents nineteen days of billings for the quarter.

   In October 1998, our Board of Directors authorized the repurchase, from time to time, of up to one million shares of our Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions. At March 31, 2000, the number of shares purchased under this authorization was 769,950 shares at an aggregate cost of $10.1 million. We funded the repurchases through our cash balances.

   We believe that our current cash balances, existing lines of credit and cash flow from existing and future operations, will be sufficient to fund our operating requirements at least through fiscal 2001. Should our business expand more rapidly than expected, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk Sensitive Instruments.

   We do not invest excess funds in derivative financial instruments or other market rate sensitive instruments.

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

     (2) see (1) above

     (3) see (c) below

   (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000. A report on Form 8-K was filed on April 23, 1999 related to the acquisition of OmniTech Consulting Group, Inc.

   (c) Exhibits

   The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

     Exhibit
     Number                               Description
     -------   ----------------------------------------------------------------
      3.1**    Form of Restated Certificate of Incorporation of the Company.

      3.2**    Form of Amended and Restated By-laws of the Company.

     10.1**    Amended and Restated Diamond Technology Partners Incorporated
               1998 Equity Incentive Plan.

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

     10.8**    Amended and Restated Partners Operating Agreement dated as of
               April 1, 1996 among the Company and the Partners of the Company.

     10.15** Asset Purchase Agreement, dated as of April 23, 1999 by and among OmniTech Consulting Group, Inc, its stockholders and the Registrant.

     21.1**    Subsidiaries of the Registrant.

     24.1*     Power of Attorney (included on signature page).

     24.2*     Consent of Independent Public Accountants.

     27.1*     Financial Data Schedule.

     99.1**    Risk Factors.

--------
*  Filed herewith
** Incorporated by reference to the corresponding exhibits filed with the Company's Registration Statement on Form S-3 (No. 333-30666)

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Diamond Technology Partners
                                           Incorporated


                                          By: _________________________________
                                                    Melvyn E. Bergstein
                                               Chairman and Chief Executive
                                                          Officer

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

             Signature                           Title                    Date
             ---------                           -----                    ----


                                     Chairman and Chief Executive    June 26, 2000
____________________________________  Officer (Principal
        Melvyn E. Bergstein           Executive Officer)

                                     Chief Financial Officer and     June 26, 2000
____________________________________  Treasurer (Principal
            Karl E. Bupp              Financial and Accounting
                                      Officer)

                                     Vice Chairman, Secretary and    June 26, 2000
____________________________________  Director
       Michael E. Mikolajczyk

                                     Vice Chairman and Director      June 26, 2000
____________________________________
          John J. Sviokla

                                     President and Director          June 26, 2000
____________________________________
          Adam J. Gutstein
                                     Director                        June 26, 2000
____________________________________
       Christopher J. Moffitt

                                     Director                        June 26, 2000
____________________________________
         Edward R. Anderson

                                     Director                        June 26, 2000
____________________________________
         Donald R. Caldwell

             Signature                           Title                    Date
             ---------                           -----                    ----

                                     Director                        June 26, 2000
____________________________________
            Alan C. Kay

                                     Director                        June 26, 2000
____________________________________
           Mark L. Gordon

                                     Director                        June 26, 2000
____________________________________
          Arnold R. Weber

                                     Director                        June 26, 2000
____________________________________
         John D. Loewenberg

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Consolidated Financial Statements:

  Independent Auditors' Report............................................ F-2

  Consolidated Balance Sheets as of March 31, 1999 and 2000............... F-3

  Consolidated Statements of Net Income and Comprehensive Income for the
   Years Ended March 31, 1998, 1999 and 2000.............................. F-4

  Consolidated Statements of Stockholders' Equity for the Years Ended
   March 31, 1998, 1999 and 2000.......................................... F-5

  Consolidated Statements of Cash Flows for the Years Ended March 31,
   1998, 1999 and 2000.................................................... F-6

  Notes to Consolidated Financial Statements.............................. F-7

Supplemental Financial Schedules:

  Independent Auditors' Report............................................ S-1

  Schedule II--Valuation and Qualifying Accounts.......................... S-2

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Diamond Technology Partners Incorporated:

   We have audited the accompanying consolidated balance sheets of Diamond Technology Partners Incorporated and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of net income and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Technology Partners Incorporated and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Chicago, Illinois
April 18, 2000

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 1999 and 2000
                    (In thousands, except per share amounts)

                           ASSETS                             1999      2000
                           ------                            -------  --------
Current assets:
  Cash and cash equivalents................................. $47,698  $182,945
  Accounts receivable, net of allowance of $419 and $1,279
   as of March 31, 1999 and 2000, respectively..............  10,434    10,596
  Income taxes receivable...................................     986    13,874
  Prepaid expenses and deferred taxes.......................   1,539     7,144
                                                             -------  --------
    Total current assets....................................  60,657   214,559
Computers, equipment and software, net......................   3,419     8,214
Other assets................................................   3,010    15,981
Goodwill, net...............................................     --     10,656
                                                             -------  --------
    Total assets............................................ $67,086  $249,410
                                                             =======  ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable.......................................... $ 1,468  $  3,759
  Note payable, current portion.............................     --        500
  Accrued compensation......................................   8,835    14,219
  Deferred revenue..........................................     709     3,629
  Other accrued liabilities.................................   2,773     8,485
                                                             -------  --------
    Total current liabilities...............................  13,785    30,592
Note payable, less current portion..........................     --        500
                                                             -------  --------
    Total liabilities.......................................  13,785    31,092
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares authorized,
   no shares issued.........................................     --        --
  Class A Common Stock, $.001 par value, 40,000 shares
   authorized, 15,007 issued in 1999 and 21,958 issued in
   2000.....................................................      15        22
  Class B Common Stock, $.001 par value, 20,000 shares
   authorized, 5,474 issued in 1999 and 2,701 issued in
   2000.....................................................       5         3
  Additional paid-in capital................................  42,146   195,372
  Notes receivable from sale of common stock................     (32)     (232)
  Unrealized gain on investments............................     --        539
  Retained earnings.........................................  16,451    32,679
                                                             -------  --------
                                                              58,585   228,383
  Less Class A Common Stock in treasury, at cost, 456 shares
   in 1999 and 770 shares in 2000...........................   5,284    10,065
                                                             -------  --------
    Total stockholders' equity..............................  53,301   218,318
                                                             -------  --------
    Total liabilities and stockholders' equity.............. $67,086  $249,410
                                                             =======  ========

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

         CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

                Fiscal years ended March 31, 1998, 1999 and 2000
                     (In thousands, except per share data)

                                                      1998     1999      2000
                                                     -------  -------  --------
Net revenues.......................................  $58,369  $82,389  $136,235
                                                     -------  -------  --------
Operating expenses:
  Project personnel and related expenses...........   31,619   43,275    72,355
  Professional development and recruiting..........    6,155    9,448    13,199
  Marketing and sales..............................    3,210    4,669     7,325
  Management and administrative support............    8,602   11,298    18,753
                                                     -------  -------  --------
    Total operating expenses.......................   49,586   68,690   111,632
                                                     -------  -------  --------
Income from operations.............................    8,783   13,699    24,603
Interest income....................................    1,201    2,534     2,099
Interest expense...................................      (51)     (46)      (97)
                                                     -------  -------  --------
Income before taxes................................    9,933   16,187    26,605
Income taxes.......................................    3,925    6,351    10,377
                                                     -------  -------  --------
Net income.........................................    6,008    9,836    16,228
Unrealized gain from securities, net of income tax
 expense of $344...................................      --       --        539
                                                     -------  -------  --------
Comprehensive Income...............................  $ 6,008  $ 9,836  $ 16,767
                                                     =======  =======  ========
Basic net income per share of common stock.........  $  0.34  $  0.49      0.78
Shares used in computing basic net income per share
 of common stock...................................   17,634   19,915    20,807
Diluted net income per share of common stock.......  $  0.28  $  0.42  $   0.62
Shares used in computing diluted net income per
 share of common stock.............................   21,258   23,346    25,984



          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Fiscal years ended March 31, 1998, 1999 and 2000
                                 (In thousands)

                                                                 Notes
                          Class  Class                         Receivable                     Unrealized
                            A      B     Class A   Additional from Sale of                       Gain         Total
                          Common Common   Stock     Paid-In      Common    Retained Treasury      On      Stockholders'
                          Stock  Stock  Subscribed  Capital      Stock     Earnings  Stock    Investments    Equity
                          ------ ------ ---------- ---------- ------------ -------- --------  ----------- -------------
Balance at March 31,
 1997...................   $  8   $  7   $ 8,476    $  9,324     $(122)    $   607  $    --      $--        $ 18,300
Issuance of stock.......      3    --     (8,476)     11,554      (443)        --        --       --           2,638
Exercise of stock
 options................    --     --        --        1,192       --          --        --       --           1,192
Income tax benefit
 related to stock option
 exercises..............    --     --        --          480       --          --        --       --             480
Purchase of stock.......    --     --        --          (93)      --          --        --       --             (93)
Repayment of notes......    --     --        --          --        242         --        --       --             242
Net income..............    --     --        --          --        --        6,008       --       --           6,008
                           ----   ----   -------    --------     -----     -------  --------     ----       --------
Balance at March 31,
 1998...................     11      7       --       22,457      (323)      6,615       --       --          28,767
Issuance of stock.......      1    --        --       15,998       (60)        --        --       --          15,939
Exercise of warrants....    --     --        --        1,326       --          --        --       --           1,326
Exercise of stock
 options................    --       1       --        1,460       --          --        --       --           1,461
Income tax benefit
 related to stock option
 exercises..............    --     --        --        1,331       --          --        --       --           1,331
Purchase of stock.......    --     --        --         (426)      --          --     (5,284)     --          (5,710)
Conversion to Class A...      3     (3)      --          --        --          --        --       --             --
Repayment of notes......    --     --        --          --        351         --        --       --             351
Net income..............    --     --        --          --        --        9,836       --       --           9,836
                           ----   ----   -------    --------     -----     -------  --------     ----       --------
Balance at March 31,
 1999...................     15      5       --       42,146       (32)     16,451    (5,284)     --          53,301
Issuance of stock.......      2    --        --      118,741      (668)        --        --       --         118,075
Exercise of warrants....    --     --        --          243       --          --        --       --             243
Exercise of stock
 options................      1      2       --        8,638       --          --        --       --           8,641
Income tax benefit
 related to stock option
 exercises..............    --     --        --       23,730       --          --        --       --          23,730
Purchase of stock.......    --     --        --         (174)      --          --     (4,781)     --          (4,955)
Conversion to Class A...      4     (4)      --          --        --          --        --       --             --
Repayment of notes......    --     --        --          --        468         --        --       --             468
Employee stock purchase
 plan...................    --     --        --        2,048       --          --        --       --           2,048
Unrealized gain.........    --     --        --          --        --          --        --       539            539
Net income..............    --     --        --          --        --       16,228       --       --          16,228
                           ----   ----   -------    --------     -----     -------  --------     ----       --------
Balance at March 31,
 2000...................   $ 22   $  3       --     $195,372     $(232)    $32,679  $(10,065)    $539       $218,318
                           ====   ====   =======    ========     =====     =======  ========     ====       ========


          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Fiscal Years ended March 31, 1998, 1999 and 2000
                                 (In thousands)

                                                     1998     1999      2000
                                                    -------  -------  --------
Cash flows from operating activities:
  Net income....................................... $ 6,008  $ 9,836  $ 16,228
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization..................     871      998     4,026
    Tax benefits from employee stock plans.........     480    1,331    23,730
    Deferred income taxes..........................    (461)      38    (4,341)
    Changes in assets and liabilities:
      Accounts receivable..........................    (567)  (5,371)    1,844
      Prepaid expenses and other...................      15   (1,242)  (14,417)
      Accounts payable.............................     125     (266)    1,963
      Deferred compensation........................     --       --        --
      Accrued compensation.........................   6,535    2,300     3,896
      Deferred revenue.............................     419     (420)    2,920
      Income taxes payable.........................     (82)     --        --
      Other assets and liabilities.................     655   (1,314)     (557)
                                                    -------  -------  --------
        Net cash provided by operating activities..  13,998    5,890    35,292
                                                    -------  -------  --------
Cash flows used in investing activities:
  Capital expenditures, net........................    (475)  (2,773)   (7,871)
  Payments for purchase of companies...............     --       --     (5,328)
  Other assets.....................................    (648)    (223)   (7,190)
                                                    -------  -------  --------
        Cash flows used in investing activities....  (1,123)  (2,996)  (20,389)
                                                    -------  -------  --------
Cash flows from financing activities:
  Repayment of notes payable.......................  (2,000)     --        --
  Stock issuance costs.............................    (649)  (1,523)     (582)
  Common stock issued..............................   3,757   20,933   125,881
  Purchase of treasury stock.......................     --    (5,284)   (4,781)
  Repurchase of common stock.......................     (93)    (426)     (174)
                                                    -------  -------  --------
        Net cash provided by financing activities..   1,015   13,367   120,344
                                                    -------  -------  --------
Net increase in cash and cash equivalents..........  13,890   16,261   135,247
Cash and cash equivalents at beginning of year.....  17,547   31,437    47,698
                                                    -------  -------  --------
Cash and cash equivalents at end of year........... $31,437  $47,698  $182,945
                                                    =======  =======  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest........... $    51  $    24  $     25
  Cash paid during the year for income taxes.......   4,558    5,875     5,821
Supplemental disclosure for noncash investing and
 financing activities:
  Issuance of common stock for notes............... $   443  $    60  $    668
  Issuance of acquisition note payable.............     --       --      1,000
  Incentive compensation applied to Payment for
   common stock....................................   1,041      --        --
                                                    =======  =======  ========

          See accompanying notes to consolidated financial statements

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

   Diamond Technology Partners Incorporated (the "Company" or "Diamond") is an e-business services firm that synthesizes business and industry insight with technology expertise to create innovative digital strategies for leading national and multinational corporations. The Company serves clients primarily in four key markets: financial services, consumer and industrial products and services, telecommunications and energy, and health care and insurance.

(2) Summary of Significant Accounting Policies

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.

 Revenue Recognition

   The Company recognizes revenues on contracts as work is performed, net of provisions for estimated uncollectible amounts. Actual uncollectible amounts are charged against this reserve when they become known. Out-of-pocket expenses are reimbursed by clients and are offset against expenses incurred.

 Computers, Equipment and Software

   Computers, equipment and software are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Costs capitalized for internally developed software include external consulting fees and employee salaries. Depreciation and amortization expense was $720,000, $998,000 and $4,026,000 for the years ended March 31, 1998, 1999 and 2000, respectively.

 Cash and Cash Equivalents

   Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds and demand deposits.

 Accounting for Investment Interests

   Occasionally, the Company may obtain non-controlling equity ownership interests as compensation for services performed. Equity securities are accounted for under the cost method of accounting unless these securities have readily determinable fair values based on quoted market prices. Securities for which the fair market value is determinable are recorded under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classified the securities as available-for-sale securities. Unrealized gains and losses on these investments are reported under "Unrealized gain on investment" as a separate component of stockholders' equity, net of any related tax effect.

 Other Comprehensive Income

   Other comprehensive income represents unrealized gains on available-for-sale investments and securities, net of the related tax effect.

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. No customers individually accounted for more than 10% of revenues as of and for the year ended March 31, 1998. The Company had two customers which collectively accounted for 25% of revenues as of and for the year ended March 31, 1999, and one customer who accounted for 14% of revenues as of and for the year ended March 31, 2000.

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

 Net Income Per Share

   Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net income per share for the fiscal years ended March 31, 1998, 1999 and 2000:

                                                             1998   1999   2000
                                                            ------ ------ ------
      Shares used in computing basic net income per share.  17,634 19,915 20,807
      Dilutive effect of stock options and warrants.......   3,624  3,431  5,177
                                                            ------ ------ ------
      Shares used in computing diluted net income per
       share..............................................  21,258 23,346 25,984
                                                            ------ ------ ------
      Antidilutive securities not included in dilutive net
       income per share calculation.......................      66     24    103
                                                            ====== ====== ======

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

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

(3) Computers, Equipment and Software

   Computers, equipment and software at March 31, 1999, and 2000 are summarized as follows (amounts in thousands):

                                                                1999     2000
                                                               -------  -------
      Computers and equipment................................. $ 4,272  $11,210
      Software................................................   2,252    3,383
                                                               -------  -------
                                                                 6,524   14,593
      Less accumulated depreciation and amortization..........  (3,105)  (6,379)
                                                               -------  -------
                                                               $ 3,419  $ 8,214
                                                               =======  =======

(4) Other Assets

   Other assets at March 31, 1999 and 2000 are summarized as follows (amounts in thousands):

                                                                  1999   2000
                                                                 ------ -------
      Investment in public companies............................ $  353 $ 2,265
      Investment in non-public companies........................    --    9,773
      Other assets..............................................  2,657   3,943
                                                                 ------ -------
          Total................................................. $3,010 $15,981
                                                                 ====== =======

(5) Commitments

   The Company leases office space and equipment under various operating leases. As of March 31, 2000, the minimum future lease payments under operating leases with noncancelable terms in excess of one year are as follows (amounts in thousands):

             Year ending March 31,
             ---------------------
             2001.............................. $2,770
             2002..............................  1,587
             2003..............................    825
             2004..............................    332
             2005..............................    332
             Thereafter........................    442
                                                ------
                                                $6,288
                                                ======

   Rent expense under operating leases amounted to $1,611,000, $1,660,000 and $2,428,000 for the years ended March 31, 1998, 1999, and 2000, respectively.

   The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space and office furniture amounting to $184,000 as of March 31, 2000, declining annually during the lease terms.

(6) Notes Payable and Line of Credit

   The Company has an available line of credit of $10,000,000 with a commercial bank, which has been reduced by letters of credit outstanding as of March 31, 2000 in the amount of $184,000. At March 31, 2000, all remaining amounts under this line of credit were available to the Company at the bank's prime rate or LIBOR plus 1.75%, at the Company's discretion.

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

   Notes payable consists of amounts due to former shareholders of Omnitech Consulting Group, Inc. The note payable is due in two installments, $500,000, on April 23, 2000 and $500,000 on April 23, 2001. The note carries a 5% interest rate.

(7) Stockholders' Equity

 Stock Split, Stock Recapitalization and Public Offerings

   The Company's Board of Directors approved a three-for-two stock split of the Company's Class A and Class B Common Stock, effective November 1, 1999. Shareholders of record at the close of business on October 25, 1999 received an additional share for every two shares of the Company's Class A or Class B Common Stock held. The consolidated balance sheets, statements of operations, statements of stockholders' equity and notes to consolidated financial statements have been restated to reflect this split. Class A is entitled to one vote per share and Class B Common Stock is entitled to five votes per share on all matters submitted to the vote of holders of common stock. Class B Common Stock may only be owned beneficially or of record by employees of the Company or by the Company.

   On March 31, 1997, the Company completed its initial public offering ("IPO") and sold 2,632,500 of its common shares at the price of $3.67 per share. The Company realized $8,476,000 in connection with the sale, net of the payment of the underwriters commissions and other expenses of the offering. Of the net proceeds, $2,000,000 were used to repay a loan from Safeguard Scientifics, Inc. In the offering, an additional 2,400,000 shares were sold by selling stockholders. On April 8, 1997, the underwriters', pursuant to their exercise of the over-allotment option, purchased an additional 480,000 shares of the Company's common stock at $3.67 per share. The Company's proceeds from these additional shares, net of expenses, were $1,595,000.

   In April 1998, the Company completed an offering and sold 982,188 shares of Class A Common Stock at a price of $17.83 per share. The Company realized approximately $15.9 million in connection with the sale, net of payment of the underwriters' commissions and other expenses of the offering. In the offering, an additional 3,517,812 shares were sold by selling stockholders.

   In September 1998, the Company's Board of Directors authorized the repurchase, from time to time, of up to one million shares of the Company's Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions. At March 31, 2000, the number of shares purchased under this authorization was 769,950 at an aggregate cost of $10,065,044. The Company funded the repurchases through its cash balances.

   In March 2000, the Company completed an offering and sold 1,500,000 shares of Class A Common Stock at a price of $80.13 per share. The Company realized approximately $114.0 million in connection with the sale, net of payment of the underwriters' commissions and other expenses of the offering. In the offering, an additional 1,775,000 shares were sold by selling stockholders.

   In April 1999, the Company's Board of Directors adopted and the Company's shareholders subsequently approved the 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under the section 423 of the Internal Revenue Code and contains 900,000 shares of Class B Common Stock. The plan allows qualifying employees to purchase Class B Common Stock at the end of each fiscal quarter, commencing the period ended September 30, 1999, at 85% of the lesser of the fair market value of the Class A Common Stock on the individual's enrollment date and the last day of the fiscal quarter. The amount each employee can purchase is limited to the lesser of (i) 15% of pay or (ii) $6,250 of stock value in any fiscal quarter.

 Stock Options

   Under the Company's 1998 Equity Incentive Plan (collectively, the "Stock Option Plan" or "Plan"), the Company may grant qualified incentive stock options to officers and employees of the Company. The Stock

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

Option Plan provides that, subsequent to the IPO, options will be granted at the average of the closing price of a share of Class A Common Stock on the Nasdaq Stock Market System for the ten trading days immediately preceding the date of grant. Options have been granted to officers which vest incrementally, with varying percentages on the first through fifth anniversaries of the date of grant, respectively, and expire on the seventh anniversary of the date of grant. Options have been granted to employees which fully vest upon the third anniversary of the date of grant and expire on the fifth anniversary of the date of grant. Options were also granted to employees at various times which vest over periods ranging from 18 months to 3 years from the date of grant and which expire on the fifth anniversary of the date of grant. The Company's Board of Directors has also granted non-qualified stock options to certain persons who were not employees on the date of grant and certain non-employee members of the Board of Directors. These non-qualified stock options vest over periods ranging from immediate to five years.

   The following table summarizes the transactions, both incentive and nonqualified, pursuant to the Plans (amounts in thousands, except price per share amounts).

                                                                    Weighted-
                                           Shares                    Average
                                           Under      Range of    ExercisePrice
                                           Option      Prices       Per Share
                                           ------  -------------- -------------
      Balances, March 31, 1997............  4,752   $0.81 to 3.67    $ 1.77
        Granted...........................  2,444   4.27 to 15.07     12.97
        Exercised.........................   (822)   0.81 to 3.67      1.45
        Canceled..........................   (215)  0.81 to 12.83      2.01
                                           ------  --------------    ------
      Balances, March 31, 1998............  6,159   0.81 to 15.07      6.25
        Granted...........................  3,530   6.73 to 19.87      9.16
        Exercised.........................   (972)   0.81 to 8.93      1.52
        Canceled.......................... (2,555)  1.21 to 19.87     12.74
                                           ------  --------------    ------
      Balances, March 31, 1999............  6,162  0.81 to $18.27      6.20
        Granted...........................  4,991  13.53 to 92.55     22.44
        Exercised......................... (1,904)  0.81 to 20.87      4.57
        Canceled..........................   (879)  0.81 to 28.17     10.15
                                           ------  --------------    ------
      Balances, March 31, 2000............  8,370  $0.81 to 92.55    $15.83
                                           ======  ==============    ======

   At March 31, 1998, 1999 and 2000, 931,500, 772,500, and 625,800 options were exercisable, respectively, under the Plans.

   The following table summarizes information about stock options under the Plans at March 31, 2000 (share amounts in thousands):

                      Options Outstanding                     Options Exercisable
      ------------------------------------------------------- -------------------
                                                                         Weighted-
      Range of     Options   Weighted-Average   Weighted-      Options    Average
      Exercise   Outstanding    Remaining        Average     Exercisable Exercise
       Prices    at 3/31/00  Contractual Life Exercise Price at 3/31/00    Price
      --------   ----------- ---------------- -------------- ----------- ---------
      $ 0.81
       to $
       3.63           925          2.81          $  1.91         470      $ 2.07
       3.67
        to
       7.75         2,177          4.29             7.64          73        7.06
       8.10
        to
       13.53        2,399          5.22            12.88          73       10.74
      13.73
        to
       22.00        1,403          4.83            15.64           7       14.30
      24.43
        to
       92.55        1,466          5.52            41.79           2       31.00
      ------        -----          ----          -------         ---      ------
      $0.81
        to
      $92.55        8,370          4.70          $ 15.83         626      $ 3.90
      ======        =====          ====          =======         ===      ======

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

   The Company applies Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," and Emerging Issues Task Force
(EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for stock issued to individuals or groups other than employees. The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock issued to employees as defined by APB No.25. Accordingly, no compensation expense has been recognized on options granted to employees and directors. Had compensation expense on these options been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1998   1999   2000
                                                          ------ ------ -------
      Net income
        As reported...................................... $6,008 $9,836 $16,228
        Pro forma........................................  5,663  7,737   5,055
      Diluted net income per share
        As reported...................................... $ 0.28 $ 0.42 $  0.62
        Pro forma........................................   0.26   0.33    0.19

   The weighted-average fair value of the options granted under the Stock Option Plans in 1998, 1999 and 2000, calculated using the Black-Scholes pricing model, was $4.48, $2.68, and $10.42, respectively. The following assumptions were used in the Black-Scholes pricing model for options granted in 1998, 1999 and 2000: dividend yield of 0.0 percent for each year, estimated volatility of 35% for 1998 and 1999 and 60% in 2000, risk-free interest rates ranging from 4.4% to 6.3%, and an expected life of 1 to 6 years.

(8) Income Taxes

   The provision for income taxes for fiscal years ended March 31, 1998, 1999 and 2000 consisted of the following (in thousands):

                                                          1998    1999   2000
                                                         ------  ------ -------
      Current:
        Federal......................................... $3,781  $5,654 $10,070
        State...........................................    605     659   1,729
                                                         ------  ------ -------
                                                          4,386   6,313  11,799
      Deferred..........................................   (461)     38  (1,422)
                                                         ------  ------ -------
                                                         $3,925  $6,351 $10,377
                                                         ======  ====== =======

   The total tax provision differs from the amount computed by applying the federal income tax rate of 34 percent for 1998 and 35 percent for 1999 and 2000 to income before income taxes for the following reasons (in thousands):

                                                           1998   1999   2000
                                                          ------ ------ -------
      Federal income taxes at statutory rate............. $3,377 $5,665 $ 9,311
      Effect of permanent differences....................    194    254     333
      State income taxes, net of federal benefit.........    354    432     733
                                                          ------ ------ -------
                                                          $3,925 $6,351 $10,377
                                                          ====== ====== =======

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

   The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 1999 and 2000 are presented below (in thousands):

                                                                   1999   2000
                                                                  ------ ------
      Deferred tax assets:
        Net operating loss carryforward.......................... $  --  $2,920
        Reserves and allowances..................................    521  1,976
        Accrued bonuses..........................................    318    564
        Accrued recruiting.......................................    247     78
                                                                  ------ ------
          Total gross deferred tax assets........................  1,086  5,538
      Deferred tax liabilities:
        Accelerated depreciation.................................    157     70
        Capitalized assets.......................................     18    --
        Unrealized gain on investments...........................    --     344
        Goodwill--Omnitech.......................................    --      59
        Other....................................................    176    333
                                                                  ------ ------
          Total deferred tax liabilities.........................    351    806
                                                                  ------ ------
      Net deferred income taxes.................................. $  735 $4,732
                                                                  ====== ======

   As of March 31, 2000, the Company has available for income tax purposes approximately $6.1 million in federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards will expire in fiscal year 2020. In addition, the Company has state net operating loss carryforwards of approximately $15.5 million which may be used to offset future taxable income. The expiration of these loss carryforwards ranges between five and twenty years.

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

(10) Business Combinations

   In October 1999, the Company acquired Leverage Information Systems, Inc., ("Leverage"), a San Francisco based systems architecture and development company specializing in the building of complex web sites and intranets. Under the terms of the acquisition, the Company paid $1.0 million in cash and issued 97,500 shares of the Company's Class A Common Stock.

   In April 1999, the Company acquired OmniTech Consulting Group, Inc. ("Omnitech"), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $4.0 million in cash, and issued a $1.0 million note and 173,461 shares of the Company' Class A Common Stock. Additionally, OmniTech may be paid a maximum of $2 million over the two years following the closing date upon achievement of certain performance measures.

   The acquisitions are being accounted for under the purchase method of accounting and, accordingly, the operating results of OmniTech and Leverage have been included in the Company's consolidated financial statements since the date of acquisition. The excess of net assets acquired ("Goodwill") recorded for OmniTech and Leverage approximated $11.1 million, and are being amortized on a straight-line basis over 25 years and 7 years, respectively.

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

   The following summarized pro forma financial information for year ended March 31, 1999 and 2000 assume the OmniTech and Leverage acquisitions occurred as of April 1 of each year:

                                                                 1999     2000
                                                                ------- --------
                                                                 (in thousands,
                                                                except per share
                                                                     data)
      Net Revenue.............................................. $93,255 $137,549
      Net income...............................................  10,124   15,690
      Net income per share:
        Basic.................................................. $  0.50 $   0.75
        Diluted................................................ $  0.43 $   0.60

   These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

(11) Subsequent event (Unaudited)

   On May 10, 2000, the Company acquired Momentus Group Limited ("Momentus"), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid approximately $2.9 million in cash and delivered 44,252 shares of the Company's Class A Common Stock. Additionally, Momentus may be paid a maximum of 69,265 shares of the Company's Class A Common Stock over the next two years upon the achievement of certain performance measures. The acquisition will be accounted for under the purchase method of accounting.

(12) Quarterly Financial Information (Unaudited)

   The following table presents the unaudited quarterly financial information for fiscal 1998, 1999 and 2000 (in thousands, except per share amounts):

                                                         Quarter Ended
                                                -------------------------------
                                                June 30 Sept 30 Dec 31  Mar 31
                                                ------- ------- ------- -------
      Year Ended March 31, 1999
        Net revenues........................... $18,375 $20,136 $21,194 $22,684
        Income from operations.................   2,932   3,289   3,448   4,030
        Income before taxes....................   3,529   3,938   4,117   4,603
        Net income.............................   2,135   2,383   2,511   2,807
        Basic earnings per share...............    0.11    0.12    0.13    0.14
        Diluted earnings per share............. $  0.09 $  0.10 $  0.11 $  0.12
      Year Ended March 31, 2000
        Net revenues........................... $25,718  30,467  36,640  43,410
        Income from operations.................   4,551   5,518   6,638   7,896
        Income before taxes....................   4,916   5,931   7,124   8,634
        Net income.............................   2,999   3,618   4,345   5,266
        Basic earnings per share...............    0.15    0.18    0.21    0.24
        Diluted earnings per share............. $  0.13 $  0.14 $  0.16    0.19

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Diamond Technology Partners Incorporated:

   We have audited the accompanying consolidated balance sheets of Diamond Technology Partners Incorporated and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of net income and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          KPMG LLP

Chicago, Illinois
April 18, 2000

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

              Column A                 Column B   Column C  Column D   Column E
              --------                ---------- ---------- --------- ----------
                                      Balance at Charged to           Balance at
                                      Beginning  Costs and              End of
             Description              of Period   Expenses  Deduction   Period
             -----------              ---------- ---------- --------- ----------
For the Year Ended March 31, 2000:
  Deducted from accounts receivable
   for uncollectible accounts........    $419      $3,020    $2,160     $1,279
For the Year Ended March 31, 1999:
  Deducted from accounts receivable
   for uncollectible accounts........     559       1,159     1,299        419
For the Year Ended March 31, 1998:
  Deducted from accounts receivable
   for uncollectible accounts........     566         438       445        559