Form 10-K/A
period 2000-03-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 2000-07-31
CIK 924940

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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

                       Commission File Number: 000-22125

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED
             (Exact name of registrant as specified in its charter)


               Delaware                                        36-4069408
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

  875 North Michigan Avenue, Suite 3000                          60611
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of May 31, 2000 there were 21,369,423 shares of Class A Common Stock and 2,917,569 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates was an estimated $1.4 billion based upon the closing price of $63.00 per share on May 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

The undersigned Registrant ("Diamond" or the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2000 ("fiscal 2000") as follows:

1.   The cover page to the Form 10-K is amended by:

1.1 Deleting the information supplied under the heading "Documents Incorporated by Reference" and substituting the word "None," and

1.2 Deleting the "X" in the box following "Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K."

2. Items 10, 11, 12, and 13 of Part III of the Form 10-K are amended by deleting such items in their entirety and substituting in lieu thereof Items 10, 11, 12 and 13 as set forth below.

3. Deleting in its entirety from Part IV, Item 14, Financial Statement Schedules the "Consolidated Statements of Cash Flows Fiscal Years ended March 31, 1998, 1999 and 2000" and substituting in lieu thereof the "Consolidated Statements of Cash Flows Fiscal Years ended March 31, 1998, 1999 and 2000" set forth below to reflect the correction of the "Common stock issued" for the fiscal year ended 1999 from $20,933 to $20,600.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the executive officers of the Company is included as Item 4A of Part I of the Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

The incumbent directors of the Company are as follows:

Name                       Age Position
Melvyn E. Bergstein        58  Chairman of the Board of Directors and Chief Executive Officer

Michael E. Mikolajczyk     48  Vice-Chairman, Secretary and Director

John J. Sviokla            42  Vice-Chairman and Director

Adam J. Gutstein           37  President and Director

Edward R. Anderson/1/      53  Director

Donald R. Caldwell/1,2/    53  Director

Mark L. Gordon/2/          49  Director

Alan C. Kay                59  Director

John D. Loewenberg/2/      59  Director

Christopher J. Moffitt     45  Director

Arnold R. Weber/1/         70  Director

/1/  Member of the Compensation Committee
/2/  Member of the Audit Committee

Melvyn E. Bergstein co-founded Diamond in January 1994, and served as Chairman, Chief Executive Officer and President until July 1, 1998 when Mr. Bergstein resigned as President in favor of Mr. Mikolajczyk. Mr. Bergstein has been a member of the board of directors since January 1994. Prior to co-founding Diamond, Mr. Bergstein held several senior executive positions with Technology Solutions Company from 1991 to 1993. Prior to that time, Mr. Bergstein held several senior positions with other consulting firms, including twenty-one years in various positions with Arthur Andersen & Co.'s consulting division, now Andersen Consulting. Mr. Bergstein also serves as a member of the board of directors of New Era of Networks, Inc., an enterprise application integration software company.

Michael E. Mikolajczyk co-founded Diamond and joined the Company in April 1994 and has served as a member of the board of directors since then. From April 1994 until July 1998, Mr. Mikolajczyk also served as Senior Vice President, Chief Financial and Administrative Officer. From July 1998 until April 2000, Mr. Mikolajczyk served as President. In July 1999, Mr. Mikolajczyk became Secretary, and since April 1, 2000 he has also been Vice Chairman. Prior to joining Diamond, Mr. Mikolajczyk served as senior vice president of finance and administration and chief financial officer for Technology Solutions Company from 1993 to 1994. Prior to that time, Mr. Mikolajczyk held several senior financial and corporate development positions at MCI Telecommunications Corporation.

Adam J. Gutstein co-founded Diamond in January 1994, has served as a partner and Vice President since inception and as a member of the board of directors since August 1999. From July 1998 until April 2000, Mr. Gutstein served as Chief Operating Officer. Since April 1, 2000, Mr. Gutstein has served as President of the Company. Prior to joining Diamond, Mr. Gutstein was a vice president at Technology Solutions Company and a manager with Andersen Consulting.

John J. Sviokla joined Diamond in September 1998 as a partner and Vice President and became a member of the board of directors in August 1999. Since April 1, 2000, Dr. Sviokla has been Vice Chairman. Prior to joining Diamond, Dr. Sviokla was a professor at the Harvard Business School from October 1986 to August 1998. His pioneering work on Marketspace established Harvard's first course on electronic commerce. He co-authored the seminal articles Managing in the Marketspace and Exploiting the Virtual Value Chain, both appearing in the Harvard Business Review, and has authored over 90 articles and cases, has edited books and has been a consultant to large and small companies around the world. He has been a guest professor at many universities including Kellogg, Massachusetts Institute of Technology, The London Business School, the Melbourne Business School and the Hong Kong Institute of Science and Technology. His current research and consulting focuses on how to help large companies unlock value in the new economy.

Edward R. Anderson has been a member of the board of directors since June 1994. In July 1999 Mr. Anderson became the chairman and chief executive officer of E-Certify Corp. From January 1994 to July 1999, he was president, chief executive officer and director of CompuCom Systems, Inc. having joined CompuCom as chief operating officer in August 1993. From 1988 to 1993 Mr. Anderson served as president and chief operating officer of ComputerLand USA. Prior to that time, Mr. Anderson held executive and management positions with The Computer Factory, W.R. Grace & Company and the American Express Company.

Donald R. Caldwell has been a member of the board of directors since June 1994 and has been the chief executive officer of Cross Atlantic Technology Fund, L.P. since March 1999. From February 1996 to March 1999, Mr. Caldwell was president and chief operating officer and a director of Safeguard Scientifics, Inc. From April 1991 to December 1993, Mr. Caldwell was the president of Valley Forge Capital Group, Ltd. Prior to that time, Mr. Caldwell held various executive and management positions with a predecessor company of Cambridge Technology Partners (Massachusetts), Inc. and Arthur Young & Co., a predecessor to Ernst & Young, LLP. Mr. Caldwell currently is a member of the boards of directors of First Consulting Group, Quaker Chemical Company and numerous privately held companies and other civic organizations.

Mark L. Gordon has been a member of the board of directors since August 1999. Mr. Gordon is an attorney with the law firm Gordon & Glickson LLC and has been a partner of that firm since August 1979, currently serving as its managing partner. Mr. Gordon founded Gordon & Glickson's technology practice and advises a wide range of emerging technology companies, including Diamond, on business and legal matters. Mr. Gordon also serves as a member of the board of directors of New Era of Networks, Inc., an enterprise application integration software company.

Alan C. Kay has been a member of the board of directors since June 1996 and is currently vice president of research and development for Walt Disney Imagineering, Inc. and a Disney fellow. From 1984 to 1996, Dr. Kay was an Apple fellow at Apple Computer, Inc. Prior to that time, Dr. Kay held scientific positions at Atari Corporation and Xerox Palo Alto Research Center. He was a research associate and lecturer in computer science at Stanford University from 1969 until 1971.

John D. Loewenberg has been a member of the board of directors since October 1996. Mr. Loewenberg is currently managing partner and a consultant with JDL Enterprises, a consulting firm. From May 1995 through 1996, Mr. Loewenberg was an executive vice president and chief operating officer of Connecticut Mutual, a life insurance company. Prior to joining Connecticut Mutual, Mr. Loewenberg held several senior management positions with Aetna Life and Casualty and its affiliates. Mr. Loewenberg is a director of CompuCom Systems, Inc., Sanchez Computer Associates, Inc. and DocuCorp International, Inc.

Christopher J. Moffitt co-founded Diamond in January 1994 and served as senior vice president and secretary until July 1, 1999. He has been a member of the board of directors since January 1994. From 1988 to 1993 he served as senior vice president of Technology Solutions Company. Prior to that time, Mr. Moffitt held several consulting positions and senior technology positions with Arthur Young & Co., a predecessor to Ernst & Young, LLP, Neiman Marcus and Electronic Data Systems.

Arnold R. Weber has been a member of the board of directors since November 1999. Mr. Weber has been President Emeritus of Northwestern University since July 1998 and was its 14th president from 1985 to 1994. From 1995 to 1999, he served as president of the Civic Committee of The Commercial Club of Chicago, a leading business and civic organization in Chicago. Mr. Weber has been a member of the faculty at the Graduate School of Business at the University of Chicago, Stanford University and the Massachusetts Institute of Technology. Mr. Weber is a trustee of the Museum of Science and Industry, the Committee for Economic Development, the Aspen Institute and the University of Notre Dame. He has received honorary degrees from various universities including Notre Dame, the University of Colorado, Loyola University of Chicago, Northwestern University and the University of Illinois. Mr.

Weber is a director of Aon Corporation, John Deere & Company, PepsiCo Inc. and the Tribune Company.

Directors' Meetings and Committees

The Audit Committee of the Board of Directors, which has authority to review and recommend to the Board internal accounting and financial controls and accounting principles and auditing practices and procedures to be employed in the preparation and review of the Company's financial statements, met twice during fiscal 2000. The Compensation Committee of the Board of Directors, which has authority to review and recommend to the Chief Executive Officer and the Board policies, practices and procedures relating to the compensation of managerial employees and the establishment and administration of employee benefit plans (except for stock option plans) met informally during fiscal 2000. During fiscal 2000 all decisions regarding managerial employee compensation were reviewed with and made by the Board of Directors as a whole. Effective as of May 2000, the Compensation Committee consists solely of independent directors. The Board of Directors has no Nominating Committee.

The Board of Directors met four times during fiscal 2000 and acted by unanimous written consent five times. All of the directors attended at least 75 percent of the total meetings held by the Board of Directors and the committees on which they served during fiscal 2000 other than Dr. Sviokla who attended two of the three meeting held following his election to the Board.

Item 11. Executive Compensation

Compensation of Executive Officers

The following table sets forth certain information concerning compensation paid or accrued in fiscal years 2000, 1999 and 1998 with respect to the Company's Chief Executive Officer and the four other executive officers who were most highly compensated in fiscal 2000 (collectively the "Named Officers"):

                                        Summary Compensation Table

Name and Principal          Fiscal     Salary        Bonus    Other Annual      Long-Term        All Other
Position                     Year                             Compensation    Compensation    Compensation/2/
                                                                                 Awards-
                                                                               Securities
                                                                               Underlying
                                                                                Options
Melvyn E. Bergstein          2000     $525,000     $252,000         -            30,600           $4,902
Chairman & CEO               1999      500,000      225,000      $2,297            -               8,550
                             1998      506,250      300,000         -            71,406            8,550

Michael E. Mikolajczyk       2000      425,000      204,000       1,659          28,800            1,710
Vice Chairman &              1999      400,000      180,000         -              -               3,306
Secretary                    1998      400,000      240,000         -            55,444            3,306

John J. Sviokla              2000      375,500      180,000         -            45,400            1,140
Vice Chairman                1999      204,219      136,100         -           114,001              646

Adam J. Gutstein             2000      400,000      192,000         -            42,900            1,026
President                    1999      350,000      157,500         -              -               1,254
                             1998      350,000      210,000         -            47,215            1,026

Karl E. Bupp                 2000      275,000      132,000       1,659           18,601           1,026
Vice President &             1999      250,000      112,500         -             35,642             941
Chief Financial Officer      1998      225,000       90,000         -                -             1,254

/1/ The compensation described in this table does not include (i) medical, group life insurance or other benefits received by the Named Officers which are available generally to all salaried employees of the Company or (ii) certain perquisites and other personal benefits, securities or property received by the Named Officers which do not in the aggregate exceed the lesser of $50,000 or 10% of the Named Officer's salary during the fiscal year.

/2/ Represents the excess of the group life insurance premium paid in the respective year.

Employment Agreement and Certain Other Arrangements

Each of the Named Officers has an employment agreement with the Company that provides for annual salaries and bonuses determined in accordance with the Second Amended and Restated Partners Operating Agreement dated April 1, 1996 (the "Partners Operating Agreement"). See "Partners Operating Agreement" under
Item 13 below. The employment agreements are (i) terminable at any time by either party; (ii) contain non-competition provisions that continue for 18 months following termination of employment; (iii) prohibit the employee from disclosing any of the Company's confidential information; and (iv) require the employee to disclose and grant ownership to the Company of all ideas, inventions and business plans developed during the course of employment to the extent related to the business of the Company or resulting from work performed for, or use of any property of, the Company.

Stock Options

The following table provides information on stock options granted by the Company in fiscal 2000 to the Named Officers. All Company option grants depicted below were made pursuant to the Company's 1998 Equity Incentive Plan.

              Options Granted to Named Officers during Fiscal 2000

                                                                                     Potential            Potential
                                         Percent of                               Realizable Value     Realizable Value
                                           Total                                    at Assumed           at Assumed
                           Number of      Options                                  Annual Rates of     Annual Rates of
                             Shares      Granted to                                  Stock Price         Stock Price
                           Underlying    Employees     Exercise                   Appreciation for     Appreciation for
                            Options      in Fiscal     Price Per    Expiration     Option Terms*        Option Terms*
Name                        Granted         Year         Share         Date              5%                  10%
Melvyn E. Bergstein          30,600          1%         $13.53        4/01/06         $168,547            $  392,786
Michael E. Mikolajczyk       28,800          1%         $13.53        4/01/06         $158,632            $  369,681
John J. Sviokla              25,000          1%         $52.25       11/12/06         $531,775            $1,239,262
                             20,400          0%         $13.53        4/01/06         $112,365            $  261,857
Adam J. Gutstein             42,900          1%         $13.53        4/01/06         $236,296            $  550,671
Karl E. Bupp                 18,601          0%         $13.53        4/01/06         $102,456            $  238,765

* The amounts shown are calculated assuming that the market value of the Common Stock issuable upon exercise of the option is equal to the exercise price per share as of the date of grant. The dollar amounts under these columns assume a compounded annual market price increase for the underlying shares of Common Stock from the date of grant to the end of the option term of 5% and 10%, respectively. This format is prescribed by the Securities and Exchange Commission and is not intended to forecast future appreciation of shares of the Common Stock. The actual value, if any, the Named Officer will realize will depend on the excess of the market price for shares of the Common Stock on the date the option is exercised over the exercise price. Accordingly, there is no assurance that the value realized by a Named Officer will be at or near the value estimated above.

The following table sets forth information concerning options exercised by the Named Officers during fiscal 2000 and the number and the hypothetical value of certain unexercised options of the Company held by the Named Officers as of March 31, 2000. This table is presented solely for purposes of complying with the rules of the Securities and Exchange Commission and does not necessarily reflect the amounts the Named Officers will actually receive upon any sale of the shares acquired upon exercise of the options.

             Options Exercised by Named Officers during Fiscal 2000

                                                             Number of Securities               Value of Unexercised
                                                            Underlying Unexercised            In-the-Money Options at
                                                          Options at March 31, 2000                March 31, 2000

                               Shares
                            Acquired on      Value
Name                          Exercise      Realized       Exercisable      Unexercisable      Exercisable      Unexercisable

Melvyn E. Bergstein                 -               -           391            101,615           $ 20,117         $5,251,654
Michael A. Mikolajczyk              -               -        12,671            102,510            816,400          5,541,754
John J. Sviokla                40,230      $2,401,581             -            143,678                  -          6,991,543
Adam J. Gutstein               12,622         531,449             -            108,678                  -          5,839,536
Karl E. Bupp                      941          59,819             -             53,302                  -          2,984,002

Compensation of Directors

Directors receive no cash compensation for their services as directors but are reimbursed for expenses incurred in connection with attendance at meetings of the Board and its committees. Directors are granted options to purchase Class A Common of the Company at the discretion of the Board of Directors. The exercise price of each option is equal to the fair market value of the shares on the date of grant. The options vest over periods of three to five years and have terms ranging from five years to seven years. The following table provides information on stock options granted to Directors in fiscal 2000.

                Options Granted to Directors during Fiscal 2000


                                                                                             Potential            Potential
                                                                                          Realizable Value     Realizable Value
                                            Percent of                                   at Assumed Annual    at Assumed Annual
                            Number of          Total                                       Rates of Stock       Rates of Stock
                             Shares           Options                                          Price                Price
                           Underlying       Granted to      Exercise                      Appreciation for     Appreciation for
                             Options       Directors in     Price Per    Expiration        Option Terms*        Option Terms *
Name                         Granted        Fiscal Year       Share         Date                  5%                  10%

Edward R. Anderson            12,600            0%           $17.70        8/01/03            $ 90,792             $211,583
Donald R. Caldwell            30,000            1%           $17.70        8/01/04            $216,170             $503,769
Mark L. Gordon                15,000            0%           $17.70        8/01/02            $108,085             $251,884
John D. Loewenberg             5,100            0%           $17.70        8/01/02            $ 36,749             $ 85,641
Arnold R. Weber               22,500            0%           $27.97       10/07/03            $256,198             $597,051

* The amounts shown are calculated assuming that the market value of the Common Stock issuable upon exercise of the option is equal to the exercise price per share as of the date of grant. The dollar amounts under these columns assume a compounded annual market price increase for the underlying shares of Common Stock from the date of grant to the end of the option term of 5% and 10%, respectively. This format is prescribed by the Securities and Exchange Commission and is not intended to forecast future appreciation of shares of the Common Stock. The actual value, if any, a Director will realize will depend on the excess of the market price for shares of the Common Stock on the date the option is exercised over the exercise price. Accordingly, there is no assurance that the value realized by a Director will be at or near the value estimated above.

Compensation Committee Interlocks and Insider Participation
None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of May 31, 2000 with respect to
(i) each person who is known to the Company to be the beneficial owner of more than five percent of the Class A Common Stock, (ii) each person who is known to the Company to be the beneficial owner of more than five percent of the Class B Common Stock, and (iii) the beneficial ownership of Class A and Class B Common Stock by the directors, the Named Officers and all executive officers and directors as a group. Beneficial ownership of Class A and Class B Common Stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the amounts in the table do not purport to represent beneficial ownership for any purpose other than compliance with Exchange Act reporting requirements. Further, beneficial ownership as determined in this manner does not necessarily bear on the economic incidence of ownership of Class A or Class B Common Stock.

                   Amount and Nature of Beneficial Ownership

Name and Address                              Class/1/                 Number of Shares            Percent of Class/2/
Melvyn E. Bergstein, individually/3,4/        Class A                       187,932                         **
                                              Class B                       487,722                       16.6

Melvyn E. Bergstein, proxy holder             Class A                             -                          -
                                              Class B                     2,443,695                       83.8

Pilgrim Baxter & Associates, Ltd.
825 Duportail Road                            Class A                     1,107,550                        5.3
Wayne, Pennsylvania 19087                     Class B                             -                          -

Michael E. Mikolajczyk/3,5,11/                Class A                         5,682                         **
                                              Class B                       459,932                       15.6

John J. Sviokla/3,11/                         Class A                             -                          -
                                              Class B                         4,575                         **

Adam J. Gutstein/3,6,11/                      Class A                        16,140                         **
                                              Class B                       146,022                        5.0

Karl E. Bupp/3,11/                            Class A                        12,947                         **
                                              Class B                        95,713                        3.3

Michael J. Connolly/3,7,11/                   Class A                             -                          -
                                              Class B                        11,434  1                      **


Christopher J. Moffitt/8/                   Class A                         187,105                       **
                                            Class B                               -                        -

John D. Loewenberg/9/                       Class A                          20,850                       **
                                            Class B                               -                        -

Alan Kay/10/                                Class A                          92,002                       **
                                            Class B                               -                        -

Donald R. Caldwell                          Class A                          59,775                       **
                                            Class B                               -                        -

Edward R. Anderson                          Class A                          10,460                       **
                                            Class B                               -                        -

Mark L. Gordon                              Class A                          12,000                       **
                                            Class B                               -                        -

Arnold R. Weber                             Class A                               -                        -
                                            Class B                               -                        -

All executive officers and directors        Class A                         576,819                      2.7
as a group (13 persons)/11/                 Class B                       2,975,819                    100.0

**   Less than 1% of the class outstanding

(1) In the event that any share of Class B Common Stock is transferred to any party other than a "Permitted Holder" (an employee of the Company or the Company) or if a beneficial or record holder of a share of Class B Common Stock ceases to be a Permitted Holder, the share is automatically and immediately converted into a share of Class A Common Stock. Shares of Class A Common Stock may not be converted into shares of Class B Common Stock.

(2) Solely for the purpose of determining beneficial ownership, the number of shares of Common Stock deemed outstanding as of May 31, 2000 (i) assumes 21,369,423 shares of Class A Common Stock and 2,917,569 shares of Class B Common Stock were outstanding as of such date, and (ii) includes additional shares of Common Stock issuable pursuant to options or warrants held by such owner which may be exercised within 60 days after May 31, 2000 ("presently exercisable options") as set forth below.

(3) The address of each of Messrs. Bergstein, Mikolajczyk, Sviokla, Gutstein, Bupp and Connolly is 875 North Michigan Avenue, Suite 3000, Chicago, Illinois 60611.

(4) Excludes 149,970 shares of Class A Common Stock held in trust for certain members of the Bergstein family. Includes 13,848 shares of Class B Common Stock issuable pursuant to presently exercisable options.

(5) Includes 36,497 shares of Class B Common Stock issuable pursuant to presently exercisable options.

(6) Includes 7,905 shares of Class B Common Stock issuable pursuant to presently exercisable options.

(7) Includes 642 shares of Class B Common Stock issuable pursuant to presently exercisable options.

(8) Excludes shares of Class A Common Stock held in trust for certain members of the Moffitt family. Includes 8,117 shares of Class B Common Stock issuable pursuant to presently exercisable options.

(9) Consists of 20,850 shares of Class A Common Stock issuable pursuant to presently exercisable options.

(10) Consists of 92,002 shares of Class A Common Stock issuable pursuant to presently exercisable options.

(11) All holders of Class B Common Stock, including Messrs. Mikolajczyk, Sviokla, Gutstein, Bupp and Connolly, have granted to Mr. Bergstein, as the current Chief Executive Officer, the right to vote such shares pursuant to the terms of irrevocable proxies. See "Voting and Stock Restriction Agreement" under Item 13 below. As of May 31, 2000, includes 2,443,695 shares of Class B Common Stock subject to such proxies. Includes in the aggregate 120,969 shares of Class A Common Stock and 58,892 shares of Class B Common Stock issuable pursuant to presently exercisable options held by all directors and executive officers.

Item 13.  Certain Relationships and Related Transactions

Partners' Operating Agreement

Vice Presidents of the Company are also referred to as "Partners." All Partners of the Company are bound by the Partners' Operating Agreement, which provides (among other things) procedures for the: (i) nomination of candidates to the office of Chief Executive Officer (subject to the veto of the Board of Directors); (ii) removal and retention of the Chief Executive Officer (who may also be removed by the Board for specified reasons); (iii) admission and removal of Partners; and (iv) determination of the compensation of management personnel.


Voting and Stock Restriction Agreement

Each employee-stockholder and certain other stockholders of the Company have agreed to be bound by the Second Amended and Restated Voting and Stock Restriction Agreement dated as of August 4, 1997 (the "Voting and Stock Restriction Agreement") in connection with acquisition of shares of Class B Common Stock of the Company. The Voting and Stock Restriction Agreement provides (among other things) for: (i) the employee-stockholders' grant of a proxy to the Chief Executive Officer of the Company conveying the right to vote their shares of Class B Common Stock, (ii) rights of first offer of the Company to purchase shares of Class B Common Stock offered by employee-stockholders; (iii) certain rights of first offer of the Company to purchase shares of Common Stock offered by certain stockholders including Safeguard and CIP Capital L.P.; and (iv) restrictions on the transferability of the certain shares of Common Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("10% owners") to file reports of ownership and changes in ownership of such securities with the SEC and NASDAQ. Officers, directors and 10% owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. During fiscal year 2000 the Form 3 reports filed on behalf of Messrs. Gordon and Weber and one Form 4 report filed on behalf of each of Messrs. Anderson, Bergstein, Bupp, Gordon, Gutstein, Kay, Loewenberg, Mikolajczyk, Moffitt and Sviokla were filed late.

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Fiscal Years ended March 31, 1998, 1999 and 2000
                                (In thousands)

                                                                   1998       1999        2000
                                                                  -------    -------    --------
Cash flows from operating activities:
    Net income                                                    $ 6,008    $ 9,836    $ 16,228
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                 871        998       4,026
        Tax benefits from employee stock plans                        480      1,331      23,730
        Deferred income taxes                                        (461)        38      (4,341)
        Changes in assets and liabilities, net of effects of
          acquisition:
            Accounts receivable                                      (567)    (5,371)      1,844
            Prepaid expenses and other                                 15     (1,242)    (14,417)
            Accounts payable                                          125       (266)      1,963
            Deferred compensation                                       -          -           -
            Accrued compensation                                    6,535      2,300       3,896
            Deferred revenue                                          419       (420)      2,920
            Income taxes payable                                      (82)         -           -
            Other assets and liabilities                              655     (1,314)       (577)
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          13,998      5,890      35,292
------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
    Capital expenditures, net                                        (475)    (2,773)     (7,871)
    Payments for purchase of companies                                  -          -      (5,328)
    Other assets                                                     (648)      (223)     (7,190)
------------------------------------------------------------------------------------------------
Cash flows used in investing activities                            (1,123)    (2,996)    (20,389)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Repayment of notes payable                                     (2,000)         -           -
    Stock issuance costs                                             (649)    (1,523)       (582)
    Common stock issued                                             3,757     20,600     125,881
    Purchase of treasury stock                                          -     (5,284)     (4,781)
    Repurchase of common stock                                        (93)      (426)       (174)
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           1,015     13,367     120,344
------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          13,890     16,261     135,247
Cash and cash equivalents at beginning of year                     17,547     31,437      47,698
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $31,437    $47,698    $182,945
================================================================================================
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                        $    51    $    24    $     25
    Cash paid during the year for income taxes                      4,558      5,875       5,821
Supplemental disclosure for noncash investing and financing
  activities:
    Issuance of common stock for notes                            $   443    $    60    $    668
    Issuance of acquisition note payable                                -          -       1,000
    Incentive compensation applied to payment for common stock      1,041          -           -
================================================================================================

          See accompanying notes to consolidated financial statements

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                                          By____________________________________
                                                    Melvyn E. Bergstein
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          Signature                                    Title                                 Date

*                              Chairman and Chief Executive Officer                     July 31, 2000
-----------------------------  (Principal Executive Officer)
Melvyn E. Bergstein
*                              Chief Financial Officer and Treasurer                    July 31, 2000
-----------------------------  (Principal Financial and Accounting Officer)
Karl E. Bupp
*                              Vice Chairman, Secretary and Director                    July 31, 2000
-----------------------------
Michael E. Mikolajczyk
*                              Vice Chairman and Director                               July 31, 2000
-----------------------------
John J. Sviokla
*                              President and Director                                   July 31, 2000
-----------------------------
Adam J. Gutstein
*                              Director                                                 July 31, 2000
-----------------------------
Christopher J. Moffitt
*                              Director                                                 July 31, 2000
-----------------------------
Edward R. Anderson
*                              Director                                                 July 31, 2000
-----------------------------
Donald R. Caldwell
*                              Director                                                 July 31, 2000
-----------------------------
Alan C. Kay
*                              Director                                                 July 31, 2000
-----------------------------
Mark L. Gordon
*                              Director                                                 July 31, 2000
-----------------------------
Arnold R. Weber
*                              Director                                                 July 31, 2000
-----------------------------
John D. Loewenberg

*  By:  Melvyn E. Bergstein, Attorney-in-Fact