Form 10-Q
period 2000-06-30
DIAMOND TECHNOLOGY PARTNERS INC
filed 2000-08-14
CIK 924940

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000

                                       or

          [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-22125

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED
             (Exact name of registrant as specified in its charter)

              Delaware                                 36-4069408
                                                    (I.R.S. Employer
   (State or other jurisdiction of                 Identification No.)
   incorporation or organization)

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

   As of July 31, 2000, there were 21,515,421 shares of Class A Common Stock and 2,951,782 shares of Class B Common Stock of the Registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

 PART I -- FINANCIAL INFORMATION:
 Item 1:                                         Financial Statements
              Consolidated Balance Sheets as of March 31 and June 30,
         2000........................................................     3
              Consolidated Statements of Net Income and Comprehensive
         Income for the Three Months Ended June 30, 1999 and 2000....     4
           Consolidated Statements of Cash Flows for the Three Months
         Ended June 30, 1999 and 2000................................     5
         Notes to Consolidated Financial Statements..................     6
          Management's Discussion and Analysis of Financial Condition
 Item 2: and Results of Operations...................................     8
 Item 3: Quantitative and Qualitative Disclosure about Market Risk...    10
 PART II -- OTHER INFORMATION:
 Item 6: Exhibits and Reports on Form 8-K............................    11
 SIGNATURES...........................................................   12

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                           March     June 30,
                                                          31, 2000     2000
                                                          --------  -----------
                                                                    (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents.............................. $182,945   $192,898
  Accounts receivable, net of allowance of $1,279 and
   $1,756 as of March 31, 2000 and June 30, 2000,
   respectively..........................................   10,596     12,456
  Income taxes receivable................................   13,874     11,707
  Prepaid expenses and deferred income taxes.............    7,144      7,247
                                                          --------   --------
    Total current assets.................................  214,559    224,308
Computers, equipment and training software, net..........    8,214      9,110
Other assets.............................................   15,981     19,126
Goodwill, net............................................   10,656     15,920
                                                          --------   --------
      Total assets....................................... $249,410   $268,464
                                                          ========   ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $  3,759   $  5,145
  Note payable, current portion..........................      500        500
  Other accrued liabilities..............................   26,333     27,242
                                                          --------   --------
    Total current liabilities............................   30,592     32,887
Note payable, less current portion.......................      500        --
                                                          --------   --------
      Total liabilities..................................   31,092     32,887
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares
   authorized, no shares issued..........................      --         --
  Class A common stock, $.001 par value, 40,000 shares
   authorized, 21,958 issued as of March 31, 2000 and
   22,194 issued as of June 30, 2000.....................       22         22
  Class B common stock, $.001 par value, 20,000 shares
   authorized, 2,701 issued as of March 31, 2000 and
   2,999 issued as of June 30, 2000......................        3          3
  Additional paid-in capital.............................  195,372    204,370
  Notes receivable from sale of common stock.............     (232)      (517)
  Accumulated other comprehensive income.................      539      1,857
  Retained earnings......................................   32,679     39,907
                                                          --------   --------
                                                           228,383    245,642
Less Class A Common Stock in treasury, at cost, 770
 shares held.............................................   10,065     10,065
                                                          --------   --------
    Total stockholders' equity...........................  218,318    235,577
                                                          --------   --------
      Total liabilities and stockholders' equity......... $249,410   $268,464
                                                          ========   ========

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

         CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                               For the Quarter
                                                               Ended June 30,
                                                               ---------------
                                                                1999    2000
                                                               ------- -------
Net revenue................................................... $25,718 $52,158
                                                               ------- -------
Operating expenses:
  Project personnel and related expenses......................  13,945  27,700
  Professional development and recruiting.....................   2,085   4,799
  Marketing and sales.........................................   1,598   3,269
  Management and administrative support.......................   3,485   6,956
  Goodwill amortization.......................................      54     308
                                                               ------- -------
    Total operating expenses..................................  21,167  43,032
                                                               ------- -------
Income from operations........................................   4,551   9,126
Other income, net.............................................     365   2,723
                                                               ------- -------
Income before taxes...........................................   4,916  11,849
Income taxes..................................................   1,917   4,621
                                                               ------- -------
Net income....................................................   2,999   7,228
Unrealized gain from securities, net of income tax expense of
 $835.........................................................     --    1,318
                                                               ------- -------
Comprehensive income.......................................... $ 2,999 $ 8,546
                                                               ======= =======
Basic net income per share of common stock.................... $  0.15 $  0.30
Diluted net income per share of common stock.................. $  0.13 $  0.24
Shares used in computing basic net income per share of common stock........................................................  20,303  24,164
Shares used in computing diluted net income
 per share of common stock....................................  23,905  29,677


          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              For the Three
                                                            Months Ended June
                                                                30, 1999
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
Cash flows from operating activities:
  Net income............................................... $  2,999  $  7,228
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization..........................      440     1,517
    Deferred income taxes..................................      --        835
  Tax benefits from employee stock plans...................      354     2,551
  Changes in assets and liabilities, net of effects of
   acquisition:
    Accounts receivable....................................      232    (1,549)
    Prepaid expenses and other.............................      950     1,249
    Accounts payable.......................................      743     1,142
    Other assets and liabilities...........................   (9,865)      214
                                                            --------  --------
Net cash provided by (used in) operating activities........   (4,147)   13,187
                                                            --------  --------
Cash flows from investing activities:
  Capital expenditures, net................................     (996)   (2,070)
  Payments for purchase of companies.......................   (3,027)   (3,241)
  Other assets.............................................       --    (1,176)
                                                            --------  --------
Net cash used in investing activities......................   (4,023)   (6,487)
                                                            --------  --------
Cash flows from financing activities:
  Repayment of note payable................................       --      (500)
  Stock issuance costs.....................................       --        (2)
  Common stock issued......................................      665     3,743
  Purchase of treasury stock...............................   (2,723)       --
                                                            --------  --------
Net cash provided by (used in) financing activities........   (2,058)    3,241
                                                            --------  --------
Effect of exchange rate changes on cash....................      --         12
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......  (10,228)    9,953
Cash and cash equivalents at beginning of period...........   47,698   182,945
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 37,470  $192,898
                                                            ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest................. $      6  $     13
  Cash paid during the period for income taxes.............      202         1
Supplemental disclosure of noncash investing and financing
 Activities:
  Issuance of common stock for notes....................... $    183  $    422
  Issuance of acquisition note payable.....................    1,000       --
  Issuance of common stock in acquisitions.................    1,842     2,422

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. Basis of Reporting

   The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments that are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter ended June 30, 2000, are not necessarily indicative of results for the full year.

B. Business Combinations

   In May 2000, the Company acquired Momentus Group Limited ("Momentus"), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid approximately $2.9 million in cash and delivered 44,252 shares of the company's Class A Common Stock. Additionally, Momentus may be paid a maximum of 69,265 shares of the Company's Class A Common Stock over the next two years upon the achievement of certain performance measures.

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

   The acquisitions are being accounted for under the purchase method of accounting and, accordingly, the operating results of OmniTech, Leverage, and Momentus have been included in the Company's consolidated financial statements since the date of acquisition. The excess of net assets acquired ("Goodwill") recorded for OmniTech, Leverage, and Momentus approximated $16.7 million, and is being amortized on a straight-line basis ranging from 7 to 25 years.

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

   The following summarized unaudited pro forma financial information for the three months ended June 30, 1999 and 2000 assume the OmniTech, Leverage, and Momentus acquisitions occurred as of April 1 of each year:

                                                                  Three Months
                                                                 Ended June 30,
                                                                 ---------------
                                                                  1999    2000
                                                                 ------- -------
                                                                  (in millions,
                                                                   except per
                                                                   share data)
      Net Revenue............................................... $26,803 $52,379
      Net income................................................   2,428   7,150
      Earnings per share:
        Basic...................................................    0.12    0.30
        Diluted.................................................    0.10    0.24

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

Overview

   We are an e-business services firm that synthesizes business and industry insight with technology expertise to create innovative digital strategies for leading national and multinational businesses. Once conceived, we believe such strategies must be implemented rapidly in order to maximize competitive benefits. We have experienced substantial revenue growth since our inception, generating net revenues of $52.2 million from 67 clients during the three months ended June 30, 2000. We employed 506 client-serving professionals as of June 30, 2000.

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

Results of Operations

   The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                                     For the
                                                                     Quarter
                                                                   Ended June
                                                                       30,
                                                                   ------------
                                                                   1999   2000
                                                                   -----  -----
      Net revenues................................................ 100.0% 100.0%
                                                                   -----  -----
      Operating expenses:
        Project personnel and related expenses....................  54.2   53.1
        Professional development and recruiting...................   8.1    9.2
        Marketing and sales.......................................   6.2    6.3
        Management and administrative support.....................  13.6   13.3
        Goodwill amortization.....................................   0.2    0.6
                                                                   -----  -----
          Total operating expenses................................  82.3   82.5
                                                                   -----  -----
      Income from operations......................................  17.7   17.5
      Other income, net...........................................   1.4    5.2
                                                                   -----  -----
      Income before taxes.........................................  19.1   22.7
      Income taxes................................................   7.4    8.8
                                                                   -----  -----
      Net income..................................................  11.7%  13.9%
                                                                   =====  =====

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

   Our net income of $7.2 million during the quarter ended June 30, 2000 improved from $3.0 million during the same period in the prior year as a result of increased revenues, partially offset by an increase in the cost of our client-serving professionals and an increase in expenses required to support our growth during the period.

   Our net revenues increased 103% to $52.2 million during the quarter ended June 30, 2000 as compared to the same period in the prior year. The increase in our net revenues reflects an increase in the volume of services delivered to new clients, continued services to our existing client base, as well as three acquisitions. We served 67 clients during the quarter ended June 30, 2000 as compared to 89 clients during the same period in the prior year.

   Project personnel and related expenses increased $13.8 million to $27.7 million during the quarter ended June 30, 2000 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 99% from the same period in the prior year due to increases in both the number and compensation of our client-serving professionals to respond to growth. We increased our client-serving professional staff from 296 at June 30, 1999 to 506 at June 30, 2000. As a percentage of net revenues, project personnel and related expenses decreased from 54.2% to 53.1% during the quarter ended June 30, 2000, as compared to the same period in the prior year.

   Professional development and recruiting expenses increased $2.7 million to $4.8 million during the quarter ended June 30, 2000 as compared to the same period in the prior year. This increase reflects our recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 9.2% as compared to 8.1% during the same period in the prior year.

   Marketing and sales expenses increased from $1.6 million to $3.3 million during the quarter ended June 30, 2000 as compared to the same period in the prior year as a result of increased spending in:

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

As a percentage of net revenues, these expenses remained consistent.

   Management and administrative support expenses increased from $3.5 million to $7.0 million, or 100%, during the quarter ended June 30, 2000 as compared to the same period in the prior year as a result of the additional facilities, equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 13.6% to 13.3% as a result of our improved operating leverage resulting from our net revenue growth.

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

   We maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement from a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit has been reduced to account for letters of credit outstanding. As of June 30, 2000, we had approximately $9.8 million available under this line of credit.

   Our billings for the quarter ended June 30, 2000 totaled $71.0 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. Our gross accounts receivable balance of $14.2 million at June 30, 2000 represents 18 days of billings for the quarter.

   In October 1998 our Board of Directors authorized the repurchase, from time to time, of up to one million shares of our Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions. At June 30, 2000, the number of shares purchased under this authorization was 769,950 shares at an aggregate cost of $10.1 million. We intend to fund future repurchases through our cash balances.

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

Quantitative and Qualitative Disclosure About Market Risk

   There have been no material changes since March 31, 2000.

                           PART II. OTHER INFORMATION

Item 1 -- 5

   None

Item 6 Exhibits and Reports on Form 8-K

  (a) Exhibits

     3.1  Articles of Incorporation (filed as Exhibit 3.1 to the
          Registration Statement on Form S-3 (File No. 333-30666) and incorporated herein by reference)

     3.2 By-Laws (filed as Exhibit 3.2 to the Registration Statement on Form S-3 (File No. 333-30666) and incorporated herein by reference)

    27.0  Financial Data Schedule

    99.1 Risk Factors (filed as Exhibit 99.1 to the Registration Statement on Form S-3 (File No. 333-30666) and incorporated herein by reference)

  (b) Reports on Form 8-K

    None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIAMOND TECHNOLOGY PARTNERS
                                           INCORPORATED

Date: August 13, 2000                     By:     /s/ Melvyn E. Bergstein
                                            ___________________________________
                                                    Melvyn E. Bergstein
                                             Chairman, Chief Executive Officer
                                                       and Director

Date: August 13, 2000                     By:         /s/ Karl E. Bupp
                                            ___________________________________
                                                       Karl E. Bupp
                                                   Vice President, Chief
                                              FinancialOfficer and Treasurer