Form 10-Q
period 2000-09-30
DIAMOND TECHNOLOGY PARTNERS INC
filed 2000-11-02
CIK 924940

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------


  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2000

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
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

  875 N. Michigan Avenue, Suite 3000           Chicago, Illinois 60611
    (Address of principal executive                  (Zip Code)
               offices)

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

   As of September 30, 2000, there were 21,661,627 shares of Class A Common Stock and 2,897,566 shares of Class B Common Stock of the Registrant outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                         QUARTERLY REPORT ON FORM 10-Q
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION:

Item 1: Financial Statements

    Consolidated Balance Sheets as of March 31 and September 30, 2000......   3

    Consolidated Statements of Net Income and Comprehensive Income for the
     Six Months Ended September 30, 1999 and 2000..........................   4

    Consolidated Statements of Cash Flows for the Six Months Ended
     September 30, 1999
     and 2000..............................................................   5

    Notes to Consolidated Financial Statements.............................   6

Item 2: Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................   8

Item 3: Quantitative and Qualitative Disclosure about Market Risk..........  12

PART II--OTHER INFORMATION:

Item 6: Exhibits and Reports on Form 8-K...................................  13

SIGNATURES.................................................................  14

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                         March    September 30,
                                                        31, 2000      2000
                                                        --------  -------------
                                                                   (Unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................ $182,945    $209,973
  Accounts receivable, net of allowance of $1,279 and
   $1,620 as of March 31, 2000 and September 30, 2000,
   respectively........................................   10,596      17,318
  Income taxes receivable..............................   13,874       8,908
  Prepaid expenses and deferred income taxes...........    7,144       9,588
                                                        --------    --------
    Total current assets...............................  214,559     245,787
Computers, equipment and training software, net........    8,214       9,433
Other assets...........................................   15,981      21,167
Goodwill, net..........................................   10,656      15,525
                                                        --------    --------
    Total assets....................................... $249,410    $291,912
                                                        ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable..................................... $  3,759    $  5,787
  Note payable, current portion........................      500         500
  Other accrued liabilities............................   26,333      38,353
                                                        --------    --------
    Total current liabilities..........................   30,592      44,640
Note payable, less current portion.....................      500         --
                                                        --------    --------
    Total liabilities..................................   31,092      44,640

Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares
   authorized, no shares issued........................      --          --
  Class A common stock, $.001 par value, 40,000 shares
   authorized, 22,432 issued as of March 31, 2000 and
   21,662 issued as of September 30, 2000..............       22          22
  Class B common stock, $.001 par value, 20,000 shares
   authorized, 2,701 issued as of March 31, 2000 and
   2,898 issued as of September 30, 2000...............        3           3
  Additional paid-in capital...........................  195,372     208,476
  Notes receivable from sale of common stock...........     (232)       (368)
  Accumulated other comprehensive income...............      539         951
  Retained earnings....................................   32,679      48,253
                                                        --------    --------
                                                         228,383     257,337
Less Class A Common Stock in treasury, at cost, 770
 shares held...........................................   10,065      10,065
                                                        --------    --------
    Total stockholders' equity.........................  218,318     247,272
                                                        --------    --------
    Total liabilities and stockholders' equity......... $249,410    $291,912
                                                        ========    ========

          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

         CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                For the Three     For the Six
                                                   Months            Months
                                               Ended September  Ended September
                                                     30,              30,
                                               ---------------  ----------------
                                                1999    2000     1999     2000
                                               ------- -------  ------- --------
Net revenues.................................  $30,467 $59,878  $56,185 $112,036
                                               ------- -------  ------- --------
Operating expenses:
  Project personnel and related expenses.....   16,198  31,758   30,143   59,458
  Professional development and recruiting....    3,052   6,337    5,137   11,136
  Marketing and sales........................    1,534   2,981    3,132    6,250
  Management and administrative support......    4,095   8,006    7,580   14,962
  Goodwill amortization......................       70     396      124      704
                                               ------- -------  ------- --------
    Total operating expenses.................   24,949  49,478   46,116   92,510
                                               ------- -------  ------- --------
Income from operations.......................    5,518  10,400   10,069   19,526
Other income, net............................      413   3,282      778    6,005
                                               ------- -------  ------- --------
Income before taxes..........................    5,931  13,682   10,847   25,531
Income taxes.................................    2,313   5,336    4,230    9,957
                                               ------- -------  ------- --------
Net income...................................    3,618   8,346    6,617   15,574
Unrealized gain (loss) from securities, net
 of income tax expense (benefit) of ($540)
 and $302 for the three and six months ended
 September 30, 2000, respectively............      --     (918)     --       412
                                               ------- -------  ------- --------
Comprehensive income.........................  $ 3,618 $ 7,428  $ 6,617 $ 15,986
                                               ======= =======  ======= ========
Basic net income per share of common stock...  $  0.18 $  0.34  $  0.33 $   0.64
Diluted net income per share of common stock.  $  0.14 $  0.28  $  0.27 $   0.52
Shares used in computing basic net income per
 share of common stock.......................   20,415  24,231   20,359   24,198
Shares used in computing diluted net income
 per share of common stock...................   25,009  29,859   24,457   29,768


          See accompanying notes to consolidated financial statements

                    DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               For the Six
                                                                 Months
                                                             Ended September
                                                                   30,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
Cash flows from operating activities:
  Net income............................................... $  6,617  $ 15,574
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization..........................    1,072     3,311
    Deferred income taxes..................................      --        303
  Tax benefits from employee stock plans...................    1,145     5,066
  Changes in assets and liabilities, net of effects of
   acquisition:
    Accounts receivable....................................      (90)   (6,412)
    Prepaid expenses and other.............................     (776)    2,240
    Accounts payable.......................................    1,108     1,784
    Other assets and liabilities...........................  (10,079)    9,629
                                                            --------  --------
Net cash provided by (used in) operating activities........   (1,003)   31,495
                                                            --------  --------
Cash flows from investing activities:
  Capital expenditures, net................................   (3,283)   (3,791)
  Payments for purchase of companies.......................   (3,214)   (3,241)
  Other assets.............................................      --     (2,354)
                                                            --------  --------
Net cash used in investing activities......................   (6,497)   (9,386)
                                                            --------  --------
Cash flows from financing activities:
  Repayment of note payable................................      --       (500)
  Stock issuance costs.....................................      --         (4)
  Common stock issued......................................    2,690     5,484
  Purchase of treasury stock...............................   (4,781)      --
                                                            --------  --------
Net cash provided by (used in) financing activities........   (2,091)    4,980
                                                            --------  --------
Effect of exchange rate changes on cash....................      --        (61)
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......   (9,591)   27,028
Cash and cash equivalents at beginning of period...........   47,698   182,945
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 38,107  $209,973
                                                            --------  --------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest................. $     13  $     13
  Cash paid during the period for income taxes.............    2,606        24
Supplemental disclosure of noncash investing and financing
 Activities:
  Issuance of common stock for notes....................... $    264  $    483
  Issuance of acquisition note payable.....................    1,000       --
  Issuance of common stock in acquisitions.................    1,842     2,422

          See accompanying notes to consolidated financial statements

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. Basis of Reporting

   The accompanying consolidated financial statements of Diamond Technology Partners Incorporated (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments that are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter ended September 30, 2000, are not necessarily indicative of results for the full year.

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

                   DIAMOND TECHNOLOGY PARTNERS INCORPORATED

   The following summarized unaudited pro forma financial information for the three and six months ended September 30, 1999 and 2000 assumes the OmniTech, Leverage, and Momentus acquisitions occurred as of April 1, 1999:

                                                 Three Months      Six Months
                                                Ended September Ended September
                                                      30,             30,
                                                --------------- ----------------
                                                 1999    2000    1999     2000
                                                ------- ------- ------- --------
                                                 (in millions, except per share
                                                             data)
                                                          (Unaudited)
      Net Revenues............................. $30,942 $59,878 $57,761 $112,257
      Net income...............................   2,988   8,346   5,410   15,496
      Earnings per share:
        Basic.................................. $  0.15 $  0.34 $  0.26 $   0.64
        Diluted................................ $  0.12 $  0.28 $  0.22 $   0.52

   These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

C. Significant Event

   In September 2000, the Company announced that it signed a definitive agreement to merge with Cluster Telecom B.V. ("Cluster"), a pan-European management and consulting firm specializing in wireless technology, Internet and digital strategies. Under the terms of the agreement, the Company will pay $44 million in cash and an aggregate of 13.9 million shares and options of Diamond's Class B Common Stock. The Company filed a Registration Statement on Form S-4 on October 12, 2000. The Company anticipates closing the acquisition, subject to shareholder approval, prior to December 31, 2000. The combined Company will be known as DiamondCluster International, Inc.

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

Overview

   We are an e-business services firm that synthesizes business and industry insight with technology expertise to create innovative digital strategies for leading national and multinational businesses. Once conceived, we believe such strategies must be implemented rapidly in order to maximize competitive benefits. We have experienced substantial revenue growth since our inception, generating net revenues of $112.0 million from 89 clients during the six months ended September 30, 2000. We employed 632 client-serving professionals as of September 30, 2000.

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

Results of Operations

   The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                       For the
                                                        Three      For the Six
                                                       Months        Months
                                                        Ended         Ended
                                                      September     September
                                                         30,           30,
                                                     ------------  ------------
                                                     1999   2000   1999   2000
                                                     -----  -----  -----  -----
      Net revenues.................................. 100.0% 100.0% 100.0% 100.0%
                                                     -----  -----  -----  -----
      Operating expenses:
        Project personnel and related expenses......  53.2   53.0   53.7   53.1
        Professional development and recruiting.....  10.0   10.6    9.1    9.9
        Marketing and sales.........................   5.0    5.0    5.6    5.6
        Management and administrative support.......  13.5   13.4   13.5   13.4
        Goodwill amortization.......................   0.2    0.6    0.2    0.6
                                                     -----  -----  -----  -----
          Total operating expenses..................  81.9   82.6   82.1   82.6
                                                     -----  -----  -----  -----
      Income from operations........................  18.1   17.4   17.9   17.4
      Other income, net.............................   1.4    5.4    1.4    5.4
                                                     -----  -----  -----  -----
      Income before taxes...........................  19.5   22.8   19.3   22.8
      Income taxes..................................   7.6    8.9    7.5    8.9
                                                     -----  -----  -----  -----
      Net income....................................  11.9%  13.9%  11.8%  13.9%
                                                     =====  =====  =====  =====

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

   Our net income of $8.3 million during the quarter ended September 30, 2000 improved from $3.6 million during the same period in the prior year as a result of increased revenues, partially offset by an increase in the cost of our client-serving professionals and an increase in expenses required to support our growth during the period.

   Our net revenues increased 97% to $59.9 million during the quarter ended September 30, 2000 as compared to $30.5 million during the same period in the prior year. The increase in our net revenues reflects an increase in the volume of services delivered to new clients, continued services to our existing client base, continued growth of our Diamond Marketspace Solutions practice, as well as three acquisitions. We served 61 clients during the quarter ended September 30, 2000 as compared to 70 clients during the same period in the prior year. This decrease in clients was due to our acquisition of Omnitech Consulting Group in April of 1999, from which we inherited 38 new clients, most of which were not clients during the quarter ended September 30, 2000.

   Project personnel and related expenses increased $15.6 million to $31.8 million during the quarter ended September 30, 2000 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 96% from the same period in the prior year due to increases in both the number and compensation of our client-serving professionals to respond to growth. We increased our client-serving professional staff from 378 at September 30, 1999 to 632 at September 30, 2000. As a percentage of net revenues, project personnel and related expenses decreased from 53.2% to 53.0% during the quarter ended September 30, 2000, as compared to the same period in the prior year.

   Professional development and recruiting expenses increased $3.3 million to $6.3 million during the quarter ended September 30, 2000 as compared to the same period in the prior year. This increase reflects our recruiting and training of a greater number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 10.6% as compared to 10.0% during the same period in the prior year.

   Marketing and sales expenses increased from $1.5 million to $3.0 million during the quarter ended September 30, 2000 as compared to the same period in the prior year as a result of increased spending in:

  . The publication of our magazine, Context, which transitioned from a quarterly publication to a bi-monthly publication and is now being marketed at selected newsstands across the United States and distributed to senior executives in Europe;

  . The conduct and sponsorship of several Insight and other seminars for prospective clients; and

  . The hiring of additional marketing staff to further develop our corporate branding and marketing initiatives.

As a percentage of net revenues, these expenses remained consistent at 5.0%.

   Management and administrative support expenses increased from $4.1 million to $8.0 million, or 96%, during the quarter ended September 30, 2000 as compared to the same period in the prior year as a result of the additional facilities, including the opening of the San Francisco office in the third fiscal quarter of FY 2000 and the London office in the fourth fiscal quarter of FY 2000, equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 13.5% to 13.4% as a result of our improved operating leverage resulting from our net revenue growth.

   Goodwill amortization increased $330 thousand from $70 thousand to $400 thousand during the quarter ended September 30, 2000 as compared to the same period in the prior year primarily as a result of the acquisitions of Leverage and Momentus which were completed in October 1999 and May 2000, respectively. As a percentage of net revenues, these expenses increased from 0.2% to 0.6%.

   Other income increased $2.9 million from $400 thousand to $3.3 million during the quarter ended September 30, 2000 as compared to the same period in the prior year primarily as a result of an increase in cash balances, which went from $38.1 million as of 9/30/99 to $210.0 million as of September 30, 2000. As a percentage of net revenues, other income increased from 1.4% to 5.4%.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999

   Our net income of $15.6 million during the six months ended September 30, 2000 improved from $6.6 million during the same period in the prior year as a result of increased revenues, partially offset by an increase in the cost of our client-serving professionals and an increase in expenses required to support our growth during the period.

   Our net revenues increased 99% to $112.0 million during the six months ended September 30, 2000 as compared to the same period in the prior year. The increase in our net revenues reflects an increase in the volume of services delivered to new clients, continued services to our existing client base, continued growth of our Diamond Marketspace Solutions practice, as well as three acquisitions. We served 70 clients during the six months ended September 30, 2000 as compared to 89 clients during the same period in the prior year. This decrease in clients was due to our acquisition of Omnitech Consulting Group in April of 1999, from which we inherited 38 new clients, most of which were not clients during the six months ended September 30, 2000.

   Project personnel and related expenses increased $29.3 million to $59.5 million during the six months ended September 30, 2000 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 97% from the same period in the prior year due to increases in both the number and compensation of our client-serving professionals to respond to growth. We increased our client-serving professional staff from 378 at September 30, 1999 to 632 at September 30, 2000. As a percentage of net revenues, project personnel and related expenses decreased from 53.7% to 53.1% during the six months ended September 30, 2000, as compared to the same period in the prior year.

   Professional development and recruiting expenses increased $6.0 million to $11.1 million during the six months ended September 30, 2000 as compared to the same period in the prior year. This increase reflects our recruiting and training of a greater number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 9.9% as compared to 9.1% during the same period in the prior year.

   Marketing and sales expenses increased from $3.1 million to $6.3 million during the six months ended September 30, 2000 as compared to the same period in the prior year as a result of increased spending in:

  . The publication of our magazine, Context, which transitioned from a quarterly publication to a bi-monthly publication and is now being marketed at selected newsstands across the United States and distributed to senior executives in Europe;

  . The conduct and sponsorship of several Diamond Exchange, Insight, and other seminars for prospective clients; and

  . The hiring of additional marketing staff to further develop our corporate branding and marketing initiatives.

As a percentage of net revenues, these expenses remained consistent at 5.6%.

   Management and administrative support expenses increased from $7.6 million to $15.0 million, or 97%, during the six months ended September 30, 2000 as compared to the same period in the prior year as a result of the additional facilities, including the opening of the San Francisco office in the third fiscal quarter of FY 2000 and London office in the fourth fiscal quarter of FY 2000, equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, these expenses decreased from 13.5% to 13.4% as a result of our improved operating leverage resulting from our net revenue growth.

   Goodwill amortization increased $580 thousand from $120 thousand to $700 thousand during the six months ended September 30, 2000 as compared to the same period in the prior year primarily as a result of the acquisitions of Leverage and Momentus which were completed in October 1999 and May 2000, respectively. As a percentage of net revenues, these expenses increased from 0.2% to 0.6%.

   Other income increased $5.2 million from $800 thousand to $6.0 million during the six months ended September 30, 2000 as compared to the same period in the prior year, primarily as a result of an increase in cash balances from $38.1 million as of 9/30/99 to $210.0 million as of September 30, 2000. As a percentage of net revenues, other income increased from 1.4% to 5.4%.

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

   We maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement from a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit has been reduced to account for letters of credit outstanding. As of September 30, 2000, we had approximately $9.9 million available under this line of credit.

   Our billings for the quarter ended September 30, 2000 totaled $71.7 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. Our gross accounts receivable balance of $18.9 million at September 30, 2000 represents 24 days of billings for the quarter.

   In October 1998 our Board of Directors authorized the repurchase, from time to time, of up to one million shares of our Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions. At September 30, 2000, the number of shares purchased under this authorization was 769,950 shares at an aggregate cost of $10.1 million. We intend to fund future repurchases through our cash balances.

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

Item 1-5

   None

Item 6 Exhibits and Reports on Form 8-K

   (a) Exhibits

     3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-3 (File No. 333-30666) and incorporated herein by reference)

     3.2 By-Laws (filed as Exhibit 3.2 to the Registration Statement on Form S-3 (File No. 333-30666) and incorporated herein by reference)

    27.0 Financial Data Schedule

    99.1 Risk Factors

   (b) Reports on Form 8-K

   A report on Form 8-K was filed on September 11, 2000 related to the acquisition of Cluster Telecom B.V.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Diamond Technology Partners
                                           Incorporated

Date: November 1, 2000
                                                /s/ Melvyn E. Bergstein
                                          By: _________________________________
                                                    Melvyn E. Bergstein
                                             Chairman, Chief Executive Officer
                                                       and Director

Date: November 1, 2000
                                                    /s/ Karl E. Bupp
                                          By: _________________________________
                                                       Karl E. Bupp
                                              Vice President, Chief Financial
                                                   Officer and Treasurer