Form 10-Q
period 2000-12-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 2001-02-13
CIK 924940

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarter ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                       Commission File Number: 000-22125

                               ----------------

                       DIAMONDCLUSTER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       36-4069408
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                       875 N. Michigan Avenue, Suite 3000
                    (Address of principal executive offices)

                            Chicago, Illinois 60611
                                   (Zip Code)

                                 (312) 255-5000
               Registrant's Telephone Number, Including Area Code

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 2000, there were 21,252,736 shares of Class A Common Stock and 9,399,855 shares of Class B Common Stock of the Registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION:

Item 1: Financial Statements

Consolidated Balance Sheets as of March 31 and December 31, 2000..........   3

Consolidated Statements of Operations and Comprehensive Income for the
 Three and Nine
 Months Ended December 31, 1999 and 2000..................................   4

Consolidated Statements of Cash Flows for the Nine Months Ended December
 31, 1999 and 2000........................................................   5

Notes to Consolidated Financial Statements................................   6

Item 2: Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   8

Item 3: Quantitative and Qualitative Disclosure about Market Risk.........  13

PART II--OTHER INFORMATION:

Item 6: Exhibits and Reports on Form 8-K..................................  14

SIGNATURES................................................................  15

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                          March    December 31,
                                                         31, 2000      2000
                                                         --------  ------------
                                                                   (Unaudited)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents............................. $182,945   $ 165,417
  Accounts receivable, net of allowance of $1,279 and
   $2,250 as of March 31,
   2000 and December 31, 2000, respectively.............   10,596      43,103
  Income taxes receivable...............................   13,874         --
  Prepaid expenses and deferred income taxes............    7,144      18,037
                                                         --------   ---------
    Total current assets................................  214,559     226,557
Computers, equipment and training software, net.........    8,214      16,124
Other assets ...........................................   15,981      15,647
Goodwill, net...........................................   10,656     308,668
                                                         --------   ---------
    Total assets........................................ $249,410   $ 566,996
                                                         ========   =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Accounts payable...................................... $  3,759   $  22,485
  Note payable, current portion.........................      500         500
  Income taxes payable..................................      --       10,084
  Other accrued liabilities.............................   26,333      53,465
                                                         --------   ---------
    Total current liabilities...........................   30,592      86,534
Note payable, less current portion......................      500         --
                                                         --------   ---------
    Total liabilities...................................   31,092      86,534

Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares
   authorized, no shares issued.........................      --          --
  Class A common stock, $.001 par value, 40,000 shares
   authorized, 21,958
   issued as of March 31, 2000 and 22,600 issued as of
   December 31, 2000....................................       22          23
  Class B common stock, $.001 par value, 20,000 shares
   authorized, 2,701
   issued as of March 31, 2000 and 9,400 issued as of
   December 31, 2000....................................        3           9
  Additional paid-in capital............................  195,372     648,729
  Unearned compensation.................................      --     (192,153)
  Notes receivable from sale of common stock............     (232)       (365)
  Accumulated other comprehensive income................      539       1,343
  Retained earnings.....................................   32,679      47,085
                                                         --------   ---------
                                                          228,383     504,671
Less Class A Common Stock in treasury, at cost, 770 and
 1,347 shares held at
 March 31 and December 31, 2000.........................   10,065      24,209
                                                         --------   ---------
    Total stockholders' equity..........................  218,318     480,462
                                                         --------   ---------
    Total liabilities and stockholders' equity.......... $249,410   $ 566,996
                                                         ========   =========

          See accompanying notes to consolidated financial statements

                       DIAMONDCLUSTER INTERNATIONAL, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                              For the Three     For the Nine
                                              Months Ended      Months Ended
                                              December 31,      December 31,
                                             ---------------  ----------------
                                              1999    2000     1999     2000
                                             ------- -------  ------- --------
Net revenues................................ $36,640 $73,595  $92,825 $185,631
                                             ------- -------  ------- --------
Operating expenses:
  Project personnel and related expenses....  19,475  36,887   49,618   96,345
  Professional development and recruiting...   3,696   7,752    8,833   18,888
  Marketing and sales.......................   1,875   3,344    5,007    9,594
  Management and administrative support.....   4,775  12,137   12,355   27,099
  Goodwill amortization.....................     181   5,885      305    6,589
  Noncash compensation......................     --    4,951      --     4,951
                                             ------- -------  ------- --------
    Total operating expenses................  30,002  70,956   76,118  163,466
                                             ------- -------  ------- --------
Income from operations......................   6,638   2,639   16,707   22,165
  Interest income, net......................     486   3,158    1,264    9,187
  Other income (expense), net...............     --     (678)     --      (702)
                                             ------- -------  ------- --------
    Total other income, net.................     486   2,480    1,264    8,485
                                             ------- -------  ------- --------
Income before taxes.........................   7,124   5,119   17,971   30,650
Income taxes................................   2,779   6,287    7,009   16,244
                                             ------- -------  ------- --------
Net income (loss) ..........................   4,345  (1,168)  10,962   14,406
  Unrealized loss from securities, net of
   income tax benefit of $689 and $387 for
   the three and nine months ended December
   31, 2000, respectively...................     --   (1,078)     --      (605)
  Foreign currency translation adjustments..     --    1,470      --     1,409
                                             ------- -------  ------- --------
Comprehensive income (loss)................. $ 4,345 $(2,246) $10,962 $ 13,740
                                             ======= =======  ======= ========
Basic net income (loss) per share of common
 stock...................................... $  0.21 $ (0.04) $  0.33 $   0.57
Diluted net income (loss) per share of
 common stock............................... $  0.16 $ (0.04) $  0.27 $   0.47
Shares used in computing basic net income
 per share of
 common stock...............................  20,839  26,919   20,519   25,105
Shares used in computing diluted net income
 per share of
 common stock...............................  27,289  26,919   25,401   30,623

          See accompanying notes to consolidated financial statements

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               For the Nine
                                                               Months Ended
                                                               December 31,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
Cash flows from operating activities:
  Net income................................................ $10,962  $ 14,406
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization...........................   1,707     4,393
    Goodwill amortization...................................     305     6,589
    Noncash compensation....................................     --      4,951
    Deferred income taxes...................................     --       (387)
    Tax benefits from employee stock plans..................   7,252     6,438
  Changes in assets and liabilities, net of effects of
   acquisition:
    Accounts receivable.....................................     (56)   (3,920)
    Prepaid expenses and other..............................  (4,677)    5,687
    Accounts payable........................................   1,651     6,249
    Other assets and liabilities............................  (7,027)   10,670
                                                             -------  --------
Net cash provided by operating activities...................  10,117    55,076
                                                             -------  --------
Cash flows from investing activities:
  Capital expenditures, net.................................  (5,966)   (6,983)
  Acquisitions, net of cash acquired........................  (4,240)  (45,814)
  Other assets..............................................     --     (2,352)
                                                             -------  --------
Net cash used in investing activities....................... (10,206)  (55,149)
                                                             -------  --------
Cash flows from financing activities:
  Repayment of note payable.................................     --    (12,484)
  Common stock issued.......................................   4,169     8,887
  Purchase of treasury stock................................  (4,781)  (14,144)
                                                             -------  --------
Net cash used in financing activities.......................    (612)  (17,741)
                                                             -------  --------
Effect of exchange rate changes on cash.....................     --        286
                                                             -------  --------
Net decrease in cash and cash equivalents...................    (701)  (17,528)
Cash and cash equivalents at beginning of period............  47,698   182,945
                                                             -------  --------
Cash and cash equivalents at end of period.................. $46,997  $165,417
                                                             -------  --------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.................. $    19  $     19
  Cash paid during the period for income taxes..............   2,709       246
Supplemental disclosure of noncash investing and financing
 activities:
  Issuance of common stock for notes........................ $   264  $    513
  Issuance of acquisition note payable......................   1,000       --
  Issuance of common stock in acquisitions..................   4,177   437,907

          See accompanying notes to consolidated financial statements

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. Basis of Reporting

   The accompanying consolidated financial statements of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated, (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter ended December 31, 2000, are not necessarily indicative of results for the full year.

B. Business Combinations

   On November 28, 2000, the Company acquired Cluster Telecom B.V. ("Cluster"), a pan-European management consulting firm specializing in wireless technology, internet and digital strategies. Under the terms of the agreement, the Company paid $44 million in cash and issued an aggregate of 6.3 million shares of the Company's Class B Common Stock and 7.5 million options to purchase shares of the Company's Class B Common Stock. The Company filed a Registration Statement on Form S-4 on November 7, 2000. In connection with the acquisition, the Company changed its name from Diamond Technology Partners Incorporated to DiamondCluster International, Inc. At December 31, 2000, the excess of net assets acquired ("Goodwill") recorded for the Cluster acquisition is estimated to be $300 million.

   In May 2000, the Company acquired Momentus Group Limited ("Momentus"), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid approximately $2.9 million in cash and issued 44,252 shares of the Company's Class A Common Stock. Additionally, Momentus shareholders may be paid a maximum of 69,265 shares of the Company's Class A Common Stock over the next three years upon the achievement of certain performance measures. At December 31, 2000, goodwill recorded for the Momentus acquisition was approximately $5.6 million.

   In October 1999, the Company acquired Leverage Information Systems, Inc. ("Leverage"), a San Francisco based systems architecture and development company specializing in the building of complex web sites and intranets. Under the terms of the acquisition, the Company paid $1.0 million in cash and issued 97,500 shares of the Company's Class A Common Stock. At December 31, 2000, goodwill recorded for the Leverage acquisition was approximately $3.3 million.

   In April 1999, the Company acquired OmniTech Consulting Group, Inc. ("OmniTech"), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $4.0 million in cash, and issued a $1.0 million note and 115,641 shares of the Company's Class A Common Stock. Additionally, OmniTech may be paid a maximum of $2.0 million, of which $1 million has been paid as of December 31, 2000, over the two years following the closing date upon achievement of certain performance measures. At December 31, 2000, goodwill recorded for the Omnitech acquisition was approximately $7.8 million.

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                                  (Unaudited)

   The acquisitions are being accounted for under the purchase method of accounting and, accordingly, the operating results of OmniTech, Leverage, Momentus and Cluster have been included in the Company's consolidated financial statements since the dates of the acquisitions. The amount of goodwill recorded for OmniTech, Leverage, Momentus, and Cluster approximated $317 million, and is being amortized on a straight-line basis ranging from 5 to 25 years.

   The following summarized unaudited pro forma financial information for the three and nine months ended December 31, 1999 and 2000 assumes the OmniTech, Leverage, Momentus, and Cluster acquisitions occurred as of April 1, 1999:

                                          Three Months
                                         Ended  December    Nine Months Ended
                                               31,            December 31,
                                        ------------------  ------------------
                                          1999      2000      1999      2000
                                        --------  --------  --------  --------
                                          (in thousands, except per share
                                                       data)
                                                    (Unaudited)
Net revenues........................... $ 49,892  $ 90,282  $126,691  $246,298
Net loss...............................  (12,950)  (11,108)  (41,999)  (75,484)
Basic and diluted net loss per share... $  (0.48) $  (0.36) $  (1.56) $  (2.46)

   These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

C. Net Income (Loss) Per Share

   Following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share (in thousands, except share and per share amounts).

                                                                    Nine Months
                                               Three Months Ended      Ended
                                                  December 31,     December 31,
                                               ------------------- -------------
                                                 1999      2000     1999   2000
                                               --------- --------- ------ ------
                                                          (Unaudited)
Weighted average common shares outstanding...     20,839    26,919 20,519 25,105
Dilutive stock options.......................      6,450       --   4,882  5,518
                                               --------- --------- ------ ------
Weighted average common shares outstanding
 for purposes of computing diluted net income
 (loss) per share............................     27,289    26,919 25,401 30,623
                                               --------- --------- ------ ------
Antidilutive securities not included in
 dilutive net income (loss) per share
 calculation.................................          5     3,172      5  3,172
                                               ========= ========= ====== ======

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

Overview

   We are a business strategy and technology solutions firm that delivers value to its leading national and multinational clients by developing and implementing innovative digital strategies that capitalize on the opportunities presented by new technologies. Once conceived, we believe such strategies must be implemented rapidly in order to maximize competitive benefits. We have experienced substantial revenue growth since our inception, generating net revenues of $185.6 million from 139 clients during the nine months ended December 31, 2000. We employed 1,063 client-serving professionals as of December 31, 2000.

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

   The largest portion of our costs consist primarily of employee-related expenses for our client-serving professionals and other direct costs, such as third-party vendor costs and unbillable costs associated with the delivery of services to our clients. The remainder of our costs are comprised of the expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with our development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, finance, information systems, facilities, including the rent of office space and other administrative support for project personnel.

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

Recent Developments

   On January 30, 2001, we offered our employees a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options granted to them in exchange for new options to purchase the same class of shares, a majority of which will vest proportionately over a four year period. The new options granted will be equal to 75% of the original grant, will be granted six months and one day from the date the old options are cancelled, and will have an exercise price to be set on the grant date. The exercise price for a majority of the options granted on August 9, 2001 will be set at fair market value. The original options were granted under DiamondCluster's 2000 Stock Option Plan and under DiamondCluster's 1998 Equity Incentive Plan. Employees who accept the offer must make an election with respect to all covered options and such election must occur by February 8, 2001. In order to receive the new options, the employees must remain employed until the new grant date.

   The exchange offer will not be available to the members of the Board of Directors or Senior Officers of DiamondCluster.

Results of Operations

   The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                      For the
                                                       Three         For the
                                                      Months       Nine Months
                                                       Ended          Ended
                                                     December       December
                                                        31,            31,
                                                    ------------   ------------
                                                    1999   2000    1999   2000
                                                    -----  -----   -----  -----
   Net revenues.................................... 100.0% 100.0 % 100.0% 100.0%
   Operating expenses:
     Project personnel and related expenses........  53.2%  50.1 %  53.5%  51.9%
     Professional development and recruiting.......  10.1   10.5     9.5   10.2
     Marketing and sales...........................   5.1    4.6     5.4    5.2
     Management and administrative support.........  13.0   16.5    13.3   14.6
     Goodwill amortization.........................   0.5    8.0     0.3    3.5
     Noncash compensation..........................   0.0    6.7     0.0    2.7
                                                    -----  -----   -----  -----
       Total operating expenses....................  81.9   96.4    82.0   88.1
                                                    -----  -----   -----  -----
     Income from operations........................  18.1    3.6    18.0   11.9
     Other income, net.............................   1.3    3.4     1.4    4.6
                                                    -----  -----   -----  -----
     Income before taxes...........................  19.4    7.0    19.4   16.5
     Income taxes..................................   7.5    8.6     7.6    8.7
                                                    -----  -----   -----  -----
     Net income (loss).............................  11.9%  (1.6)%  11.8%   7.8%
                                                    =====  =====   =====  =====

 Quarter Ended December 31, 2000 Compared to Quarter Ended December 31, 1999

   Our net income of $4.4 million during the quarter ended December 31, 1999 decreased $5.5 million resulting in a net loss of $1.2 million during the quarter ended December 31, 2000 primarily due to amortization of goodwill and noncash compensation and an increase in the effective tax rate, partially offset by an increase in operating income before amortization of goodwill and noncash compensation. The acquisition of Cluster closed on November 28, 2000 and Cluster's results are included from that date.

   Our net revenues increased 101% to $73.6 million during the quarter ended December 31, 2000 as compared to $36.6 million during the same period in the prior year. The increase in our net revenues reflects an increase in the volume of services delivered to new clients, continued services to our existing client base, continued growth of our Diamond Marketspace Solutions practice, as well as three acquisitions. Revenue from new clients accounted for 22% of the revenue while revenue to existing clients accounted for 78% of total revenue during the quarter ended December 31, 2000. We served 95 clients during the quarter ended December 31, 2000 as compared to 66 clients during the same period in the prior year. This increase in clients was due primarily to the acquisition of Cluster.

   Project personnel and related expenses increased $17.4 million to $36.9 million during the quarter ended December 31, 2000 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 89% from the same period in the prior year due to increases in both the number and compensation of our client-serving professionals. We increased our client-serving professional staff from 433 at December 31, 1999 to 1,063 at December 31, 2000 as a result of the Cluster transaction and our continued success in recruiting client-serving professionals. As a percentage of net revenues, project personnel and related expenses decreased from 53.2% to 50.1% during the quarter ended December 31, 2000, as compared to the same period in the prior year, due primarily to the inclusion of the results of Cluster's operations from November 28, 2000 to the end of the quarter.

   Professional development and recruiting expenses increased $4.1 million to $7.8 million during the quarter ended December 31, 2000 as compared to the same period in the prior year. This increase reflects our recruiting and training of a greater number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 10.5% as compared to 10.1% during the same period in the prior year.

   Marketing and sales expenses increased from $1.9 million to $3.3 million during the quarter ended December 31, 2000 as compared to the same period in the prior year as a result of increased spending in:

  . The publication of our magazine, Context, which is now being marketed at selected newsstands across the United States and distributed to senior executives in Europe;

  . The conduct and sponsorship of several Insight and other seminars for prospective clients; and

  . The hiring of additional marketing staff to further develop our corporate branding and marketing initiatives.

   As a percentage of net revenues, these expenses decreased from 5.1% to 4.6% as a result of our improved operating leverage resulting from our net revenue growth and relatively lower marketing expenses of Cluster from November 28, 2000 to the end of the quarter.

   Management and administrative support expenses increased from $4.8 million to $12.1 million, or 154%, during the quarter ended December 31, 2000 as compared to the same period in the prior year as a result of the additional facilities, including the opening of the San Francisco office in the third fiscal quarter of FY 2000, the London office in the fourth fiscal quarter of FY 2000, the New York office during the third fiscal quarter of FY 2001, offices located in Barcelona, Boston, Dusseldorf, Lisbon, London, Madrid, Munich, Paris, and Sao Paolo resulting from the Cluster transaction, and equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, these expenses increased from 13.0% to 16.5% due mainly to the inclusion of nine offices of Cluster from November 28, 2000 to the end of the quarter.

   Goodwill amortization increased $5.7 million from $0.2 million to $5.9 million during the quarter ended December 31, 2000 as compared to the same period in the prior year as a result of the acquisitions of Momentus and Cluster which were completed in May and November 2000, respectively. As a percentage of net revenues, these expenses increased from 0.5% to 8.0%.

   Noncash compensation increased from zero during the quarter ended December 31, 1999 to $5.0 million during the quarter ended December 31, 2000. This is primarily the amortization of equity granted to employees at amounts below fair market value as a result of the Cluster acquisition that will be earned contingent on their continued employment. As a percentage of net revenues, noncash compensation is 6.7%.

   Income from operations decreased from $6.6 million to $2.6 million during the quarter ended December 31, 2000 as compared to the same period in the prior year due primarily to the amortization of goodwill and noncash compensation. EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation, increased from $6.8 million to $13.5 million during the quarter ended December 31, 2000 as compared to the same period in the prior year.

   Other income increased $2.0 million from $0.5 million to $2.5 million during the quarter ended December 31, 2000 as compared to the same period in the prior year primarily as a result of an increase in cash balances, which went from $47.0 million at December 31, 1999 to $165.4 million at December 31, 2000, resulting in an increase in interest income of $2.7 million, which was partially offset by realized losses on equity investments. As a percentage of net revenues, other income increased from 1.4% to 3.4%.

   Income taxes increased from $2.8 million to $6.3 million due to increases in income before taxes and due to a change in the estimated effective tax rate to reflect the portion of goodwill amortization which is not deductible for income tax purposes.

 Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999

   Our net income of $14.4 million during the nine months ended December 31, 2000 improved from $11.0 million during the same period in the prior year as a result of increased revenues, partially offset by an increase in the cost of our client-serving professionals and an increase in expenses required to support our growth during the period and the additional goodwill amortization and noncash compensation recorded in connection with the Cluster acquisition. The Cluster acquisition, the largest of our two acquisitions during the nine months ended December 31, 2000, closed on November, 28, 2000 and Cluster's results are included from that date.

   Our net revenues increased 100% to $185.6 million during the nine months ended December 31, 2000 as compared to the same period in the prior year. The increase in our net revenues reflects an increase in the volume of services delivered to new clients, continued services to our existing client base, continued growth of our Diamond Marketspace Solutions practice, as well as four acquisitions. Revenue from new clients accounted for 36% of the revenue while revenue to existing clients accounted for 64% of total revenue during the nine months ended December 31, 2000. We served 139 clients during the nine months ended December 31, 2000 as compared to 126 clients during the same period in the prior year.

   Project personnel and related expenses increased $46.7 million to $96.3 million during the nine months ended December 31, 2000 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 94% from the same period in the prior year due to increases in both the number and compensation of our client-serving professionals to respond to growth. We increased our client-serving professional staff from 433 at December 31, 1999 to 1,063 at December 31, 2000 as a result of the Cluster transaction and our continued success in recruiting client-serving professionals. As a percentage of net revenues, project personnel and related expenses decreased from 53.5% to 51.9% during the nine months ended December 31, 2000, as compared to the same period in the prior year, due primarily to the inclusion of the results of former Cluster's operations from November 28, 2000 to the end of the quarter.

   Professional development and recruiting expenses increased $10.1 million to $18.9 million during the nine months ended December 31, 2000 as compared to the same period in the prior year. This increase reflects our recruiting and training of a greater number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 10.2% as compared to 9.5% during the same period in the prior year.

   Marketing and sales expenses increased from $5.0 million to $9.6 million during the nine months ended December 31, 2000 as compared to the same period in the prior year as a result of increased spending in:

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

   As a percentage of net revenues, these expenses decreased from 5.4% to 5.2% as a result of our improved operating leverage resulting from our net revenue growth.

   Management and administrative support expenses increased from $12.4 million to $27.1 million, or 119%, during the nine months ended December 31, 2000 as compared to the same period in the prior year as a result of the additional facilities, including the opening of the San Francisco office in the third fiscal quarter of FY 2000, the London office in the fourth fiscal quarter of FY 2000, the New York office in the third fiscal quarter of FY 2001, offices located in Barcelona, Boston, Dusseldorf, Lisbon, London, Madrid, Munich, Paris, and Sao Paolo resulting from the Cluster transaction, and equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, these expenses increased from 13.6% to 14.6% primarily due to the increased costs associated with the new offices.

   Goodwill amortization increased $6.3 million from $0.3 million to $6.6 million during the nine months ended December 31, 2000 as compared to the same period in the prior year primarily as a result of the acquisitions of Momentus and Cluster which were completed in May and November 2000, respectively. As a percentage of net revenues, these expenses increased from 0.3% to 3.5%.

   Noncash compensation increased from zero during the nine months ended December 31, 1999 to $5.0 million during the nine months ended December 31, 2000. This is primarily the amortization of equity granted to employees at amounts below fair market value as a result of the Cluster acquisition that will be earned contingent on their continued employment. As a percentage of net revenues, noncash compensation was 2.7%.

   Income from operations increased from $16.7 million to $22.2 million during the nine months ended December 31, 2000 as compared to the same period in the prior year due primarily to the amortization of goodwill and noncash compensation. EBITA, which consists of income from operations before amortization of goodwill and noncash compensation, increased from $17.0 million to $33.7 million during the nine months ended December 31, 2000 as compared to the same period in the prior year.

   Other income increased $7.2 million from $1.3 million to $8.5 million during the nine months ended December 31, 2000 as compared to the same period in the prior year, primarily as a result of an increase in cash balances from $47.0 million at December 31, 1999 to $165.4 million at December 31, 2000, resulting in an increase in interest income of $7.9 million, which was partially offset by realized losses on equity investments. As a percentage of net revenues, other income increased from 1.4% to 4.6%.

   Income taxes increased from $7.0 million to $16.2 million due to increases in income before taxes and due to a change in the estimated effective tax rate to reflect the portion of goodwill amortization which is not deductible for income tax purposes.

Liquidity and Capital Resources

   We maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement from a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit has been reduced to account for letters of credit outstanding. As of December 31, 2000, we had approximately $9.9 million available under this line of credit.

   Cash provided by operating activities, net of effects from acquisitions, was $57.8 million for the nine months ended December 31, 2000. Cash provided by operating activities resulted primarily from income from operations before amortization of goodwill and noncash compensation of $33.7 million, the tax benefit from employee exercises of nonqualifying and disqualifying stock options of $6.4 million, and decreases in prepaid expenses, accounts payable and other assets and liabilities totalling $22.6 million, offset by an increase in accounts receivable of $3.4 million. Our billings for the quarter ended December 31, 2000 totaled $85.2 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. Our gross accounts receivable balance of $45.4 million at December 31, 2000 represented 36 days of billings for the quarter.

   Cash used in investing activities was $55.1 million for the nine months ended December 31, 2000. Cash used in investing activities resulted primarily from purchases of property and equipment and cash used in acquisitions. During the nine months ended December 31, 2000, we acquired two companies and paid cash, net of cash acquired, of approximately $45.8 million.

   Cash used in financing activities was $17.7 million for the nine months ended December 31, 2000. Cash used in financing activities resulted primarily from the repurchase of DiamondCluster's Class A Common Stock totalling $14.1 million. In November 2000 our Board of Directors authorized the repurchase, from time to time, of an additional one million shares of our Class A Common Stock as part of our existing stock repurchase program. This authorization brought the total authorized shares to two million shares for the stock repurchase program, which commenced in October 1998 when our Board of Directors authorized the repurchase of up to one million shares of our Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions and the timing and volume will be dependent upon market conditions. At December 31, 2000, the number of shares repurchased under this authorization was approximately 1.3 million shares at an aggregate cost of $24.2 million. We intend to fund future repurchases through our cash balances.

   In March 2000, we completed a public offering and sold 1,500,000 shares of Class A Common Stock at a price of $80.13 per share. We realized approximately $114.0 million in connection with the sale, net of payment of the underwriters' commissions and other expenses of the offering. In the offering, an additional 1,775,000 shares were sold by selling stockholders.

   We believe that our current cash balances, existing lines of credit and cash flow from existing and future operations, will be sufficient to fund our operating requirements at least through fiscal 2002. Should our business expand more rapidly than expected, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

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

                           PART II. OTHER INFORMATION

Item 1-3.

   None

Item 4. Submission of Matters to a Vote of Security Holders

   The Company held its annual stockholder meeting on November 21, 2000 (the "Annual Meeting"). At the Annual Meeting, the following items were approved by stockholders:

  . The issuance of 6,315,377 shares of Class B Common Stock $0.001 par value per share, of Diamond in connection with the consummation of the business combination between Diamond and Cluster (22,644,951 votes for, 4,879,958 votes against).

  . The adoption of the amendments to our Restated Certificate of Incorporation to (i) change our name to "DiamondCluster International, Inc.," (ii) increase the aggregate authorized shares of our Class A Common Stock to 100,000,000 and (iii) permit additional classes of persons to hold our Class B Common Stock (26,032,657 votes for, 1,494,107 votes against).

  . The election of Mr. Donald R. Caldwell (27,446,475 votes for, 80,284 votes against), Mr. Alan C. Kay (27,446,325 votes for, 80,434 votes against), Mr. Michael E. Mikolajczyk (27,393,331 votes for, 133,428 votes against) and Mr. Javier Rubio Planellas (27,446,375 votes for, 80,384 votes against) to serve a three year term.

  . The DiamondCluster 2000 Stock Option Plan and the issuance of options thereunder (18,718,719 votes for, 8,741,747 votes against, 66,293 votes abstained).

  . An amendment to our Amended and Restated 1998 Equity Incentive Plan
    (19,564,982 votes for, 7,948,918 votes against, 12,859 votes abstained).

  . Confirmation of the appointment of KPMG LLP as independent auditors of Diamond Cluster for the fiscal year ending March 31, 2001 (27,523,778 votes for, 1,606 votes against, 1,375 votes abstained).

Item 5.

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   3.1  Articles of Incorporation (filed as Exhibit 3.1 to the Registration
         Statement on Form S-3 (File No. 333-30666) and incorporated herein by reference)

   3.2  By-Laws (filed as Exhibit 3.2 to the Registration Statement on Form S-3
         (File No. 333-30666) and incorporated herein by reference)

   99.1 Risk Factors ( filed as Exhibit 99.1 to the Registration Statement on
         Form S-4 (File No. 333-47830) and incorporated herein by reference)

   (b) Reports on Form 8-K

   none

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Diamondcluster International, Inc.

Date: February 13, 2001                           /s/ Melvyn E. Bergstein
                                          By: _________________________________
                                                    Melvyn E. Bergstein
                                             Chairman, Chief Executive Officer
                                                       and Director

Date: February 13, 2001                              /s/ Karl E. Bupp
                                          By: _________________________________
                                                       Karl E. Bupp
                                              Vice President, Chief Financial
                                                   Officer and Treasurer