Form 10-K
period 2001-03-31
DIAMOND TECHNOLOGY PARTNERS INC
filed 2001-06-29
CIK 924940

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
   [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2001

                                      OR

   [_]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-22125

                               -----------------

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

                               -----------------

      Registrant's telephone number, including area code: (312) 255-5000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, par value $.001 per share

                               -----------------

   Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of May 31, 2001 there were 22,115,426 shares of Class A Common Stock and 8,166,507 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates was an estimated $284.0 million based upon the closing price of $14.11 per share on May 31, 2001.

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      DIAMONDCLUSTER INTERNATIONAL, INC.

             Annual Report on Form 10-K for the Fiscal Year Ended
                                March 31, 2001

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                   --
PART I

   Item 1. Business..............................................................................  3

   Item 2. Properties............................................................................ 16

   Item 3. Legal Proceedings..................................................................... 16

   Item 4. Submission of Matters to a Vote of Security Holders................................... 16

PART II

   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters................. 16

   Item 6. Selected Financial Data............................................................... 17

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. 18

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk Sensitive Instruments..... 23

   Item 8. Financial Statements and Supplementary Data........................................... 23

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. 23

PART III

   Item 10. Directors and Executive Officers of the Registrant................................... 23

   Item 11. Executive Compensation............................................................... 23

   Item 12. Security Ownership of Certain Beneficial Owners and Management....................... 23

   Item 13. Certain Relationships and Related Transactions....................................... 24

PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 24

                                    PART I

Item 1. Business

Overview

   DiamondCluster International, Inc. (DiamondCluster) is a global business strategy and technology solutions consulting firm. We deliver value to clients worldwide by developing and implementing innovative digital strategies that capitalize on the opportunities presented by new technologies. We combine business and industry insight with technology expertise to create these digital strategies for leading national and multinational businesses. For a business to succeed in today's digital economy, we believe it must have a business strategy that goes beyond conventional strategic thinking to fully incorporate technology. We offer an approach that results in innovative new business models that enable our clients to leverage technology and their existing competencies to develop business opportunities.

   We lead CEOs and senior leadership teams through a process designed to broaden their understanding of the ways in which technology can be used to leverage their company's existing assets to deliver value. After thorough analysis of a client's existing business model, we create a digital strategy to help the client develop and sustain a competitive advantage in the digital economy. Once we have conceived a digital strategy, we prototype, test and scale the applications needed to successfully execute the strategy.

   DiamondCluster was formed on November 28, 2000, when Diamond Technology Partners Incorporated acquired all of the outstanding shares of Cluster Telecom BV (Cluster). Cluster was a pan-European management consulting firm specializing in wireless technology, Internet and digital strategies. DiamondCluster leverages Diamond Technology Partners's innovative work in creating and implementing digital strategies with Cluster's leading-edge broadband wireless industry and application expertise in Europe and Latin America.

   DiamondCluster generated approximately $259.3 million of revenues from 169 clients in fiscal year 2001 and at March 31, 2001 employed 1,141 consultants in 12 offices in North America, Europe and Latin America. The company has offices in Barcelona, Boston, Chicago, Dusseldorf, Lisbon, London, Madrid, Munich, New York, Paris, San Francisco and Sao Paulo.

Industry Background

   The evolution of pervasive technologies, such as the Internet, has fundamentally changed the way companies do business. Initially, companies used various technologies simply to automate back-office functions and as an additional means of displaying product and service information on static corporate web sites. Today, well-established companies, including industry leaders, have recognized the power of some of the new technologies, such as the Internet and wireless communications, as a medium for creating new business models and conducting both business-to-consumer and business-to-business transactions. Large companies that have made significant investments in building their existing sales forces, marketing strategies, brands, supply and distribution systems and data management systems require digital strategies that enable them to leverage these assets to take advantage of the power of these technologies.

   Broadband Internet access is another significant emerging technology that we believe will create important market opportunities. Through broadband Internet access, which permits faster transmission speeds, we believe media will converge on the Internet, as it becomes the source for video, music, newspapers and other communication and entertainment. These developments present companies with the opportunity to access potential customers around the world with their products and services without the risk of failing to adapt to a changed market environment.

   International Data Corporation (IDC) estimates that the Internet economy will help to more than double worldwide consulting revenues from $60.1 billion in 1999 to $124.5 billion in 2004. In addition, IDC estimates worldwide wireless subscribers to grow from 303 million in 1998 to over 1.5 billion by 2005.

   Successful development and implementation of digital strategies requires a combination of innovative strategic analysis, in-depth vertical industry expertise and a thorough understanding of technology and its applications. In addition, digital strategies are often core transformations of a business, which are very complex in scale and scope. We believe that few companies possess the internal resources required to develop, manage and implement their own digital strategies. As a result, companies are increasingly turning to outside professional service providers for development, management and implementation of their digital strategies.

   Few consulting service providers have the full range of strategy and technology expertise and the global presence required to help clients identify and implement innovative digital strategies. Traditional information technology service providers typically focus only on the enhancement of existing systems and the implementation of traditional business applications. Traditional strategic consulting firms typically do not integrate their strategic and technological capabilities and are often not accountable for the resulting implementation.

   Because technology fundamentally affects how a company relates to its customers, suppliers, employees, investors and competitors, the development and implementation of a digital strategy is a focus at the highest levels of business organizations, including the CEO and the board of directors. We believe that companies increasingly seek outside consultants that possess both the strategic insight necessary to create innovative digital strategies and the resources required to prototype and scale applications to implement those strategies.

The DiamondCluster Solution

   We combine innovative strategic thinking, in-depth vertical industry expertise, a global presence, and a thorough understanding of technology and its applications to deliver end-to-end business solutions. Our ability to identify, prototype and scale innovative business solutions for our clients is predicated on six attributes that we believe distinguish us from our competitors.

   Strategic Business Model Focus. We work with CEOs and senior leadership teams to establish new business models capitalizing on the opportunities presented by new technologies. We collaborate with our clients to develop digital strategy opportunities that leverage the value of their existing physical and digital assets, intellectual capital and business relationships. We believe we have the capabilities to develop and deliver new business models and transform existing business models by drawing on our expertise in strategy, technology, operations, and program management.

   Strategic Industry Insight and Expertise. We currently focus on serving four vertical industry groupings: financial services, consumer and industrial products and services, telecommunications and energy, and health care and insurance. We believe our vertical industry focus enables us to define and deliver innovative solutions that effectively address the market dynamics and business opportunities facing our clients. Within each of the vertical industries we serve, we have internal and outside experts whose intellectual capital and experience allow us to create innovative, industry-specific digital strategies.

   Global Perspective and Presence. We deliver our services in North America, Latin America and Europe with one common brand and business model designed to allow us to deliver the expertise best matched for the client. We believe that our global reach and knowledge, combined with our understanding of local markets provide us the ability to deliver consistent, high-quality consulting services.

   Comprehensive Services. We work with our clients from the earliest stages of study and assessment to the creation and implementation of a digital strategy. We believe our multidisciplinary teams that consist of strategists, technologists and program managers provide our clients with perspective and expertise not available from other consulting firms.

   Transfer of Knowledge. The company seeks to develop long-term relationships with its clients. To this end, DiamondCluster consultants work closely with clients to create an environment in which knowledge and skills are constantly shared. This transfer of knowledge is of significant value to the client.

   Deliver Results. DiamondCluster delivers tangible results, not just recommendations. Consultants work with our client management to develop a complete cost/benefit analysis for every project, which focuses on metrics such as shareholder value and return on invested capital. DiamondCluster then works with the client to execute the implementation plan to achieve the results.

Our Growth Strategy

   Our goal is to become the leader in the identification, design and delivery of digital strategies. Our business model is designed to allow us to be a trusted advisor and to provide the highest value services to our clients. The following strategies guide our actions as we grow our business:

   Attract and Retain Skilled Personnel. We believe that our continued success and growth require us to expand our base of highly skilled professionals. This emphasis on human resources begins with our recruitment of client-serving professionals from the best business and technical schools. It continues through the process of training, developing and promoting promising professionals within DiamondCluster and culminates in the sharing of equity in DiamondCluster as an acknowledgment of merit, a means of retention and an alignment of interests. In addition, we seek to complement organic growth by hiring experienced and talented professionals, both through experienced recruiting programs and carefully targeted acquisitions.

   Cultivate Senior Level Client Relationships. We develop strong, long-term relationships with our clients that often lead to repeat business and referrals. We achieve this by doing very high-impact work and cultivating close relationships with the CEOs and senior leadership teams at our clients to facilitate the transition. Our work often includes assuming key management roles in the clients' organizations during the implementation of the digital strategy. The access, contact and goodwill generated through our existing client relationships affords us significant opportunities to provide additional services and solutions.

   Deliver Services Through Multidisciplinary Teams. In order to maintain a differentiated service offering, we seek to develop and sustain a business culture that is common across all disciplines and all geographies in the organization. We seek to promote our culture by exposing our professionals to all of the various services that we provide while further developing skills in each professional's principal area of expertise. Our end-to-end delivery of a digital strategy enables professionals with different skill sets such as strategy, technology, operations, and program management to contribute their expertise to our clients' projects and to learn from each other.

   Leverage Assets from Business Combination With Cluster. There are significant growth opportunities from our recent business combination with Cluster. First, we have begun to leverage our multiple industry expertise to expand into industries beyond telecommunications, the former Cluster Consultings' primary industry focus, in Europe and Latin America. Second, we have begun to leverage Cluster's deep telecommunications expertise, specifically in wireless communications, to further penetrate the North American telecommunications industry, which is generally recognized as being less advanced than in Europe. Third, we have begun to develop a Diamond Marketspace Solutions, or DMS, technology consulting capability in Europe and Latin America similar to the capability existing in North America.

   Nurture and Promote Our Intellectual Capital. We utilize our accumulated knowledge and experience to provide relevant intellectual capital to a given project and to develop innovative solutions for our clients. We continuously seek to identify, disseminate and incorporate new intellectual capital throughout our organization to keep abreast of business and technology trends. Intellectual capital is provided by internal and external experts and industry practitioners, including the DiamondCluster Network.

   Leverage Our Vertical Industry Expertise. We believe that our vertical market focus gives us the industry-specific insights necessary to develop innovative digital strategies for our clients. We are able to offer consulting services informed by a thorough understanding of the particular market through a vertical focus in four key industry groups: financial services, consumer and industrial products and services, telecommunications and energy, and health care and insurance. We also believe that our vertical market focus provides a scalable structure for growth. We expect the number of vertical markets on which we focus to change and grow as our expertise and market demands evolve.

   Expand Into New Geographies. While we currently have a global presence with offices in North America, Latin America and in several European countries, we believe there remains growth opportunity for us to enter new markets. Increasing our exposure and access to global markets will enable us to provide additional service to our existing multinational clients and attract new clients from international markets. We continue to evaluate expansion into other global markets that complement the services we offer our current clients. We may choose to enter or expand into those markets through organic growth or targeted business acquisitions.

   Market the DiamondCluster Brand. We intend to continue to invest in the development and maintenance of our brand identity in the marketplace. We promote our name and credentials through publications, seminars, speaking engagements, media and analyst relations, and other efforts. We believe that building a brand image facilitates both the lead generation process and the ability to attract and retain the best people by raising awareness of DiamondCluster, resulting in an increase in the number of new clients and recruitment opportunities.

Our Services

   We are a business services firm that combines business strategy and industry insight with technology expertise to create innovative digital strategies for leading national and multinational businesses. For a business to succeed in today's digital economy, we believe it must have a strategy that goes beyond conventional strategic thinking. The standard of building a business that is ''faster, better, and cheaper'' is based on improving the past. We offer an approach that results in innovative new business models that enable our clients to utilize technology and their existing competencies to develop new business opportunities.

   We work closely with our clients to help them understand, develop, and manage the complete implementation of a digital strategy. Typically, this involves analyzing and categorizing their business options, identifying transforming business concepts, prototyping and launching the chosen concepts, then market testing and scaling the business for ongoing success. Our teams combine innovative strategic thinking, creative design capabilities, technological expertise, change management and disciplined program management to identify and scale innovative solutions quickly with minimized risk. We also provide operational efficiency consulting for companies faced with the challenge of reducing costs of current operations.

   Specifically, telecommunications and wireless communications consulting experience in Europe, which was the focus of Cluster Consulting prior to the combination with Diamond Technology Partners, includes working closely with network operators, WAP portals, m-commerce ventures, new mobile content providers, broadband network operators and telecom equipment manufacturers to develop pan-European and global strategies, balance global and local content, reposition portals, adopt one-to-one marketing methods and cope with the technology's impact.

   Our project teams are composed of strategists, technologists, program managers, operations managers, web site developers and creative designers who work closely with our clients and analyze, create, and implement a digital strategy. Teams are often supported by DiamondCluster Fellows who are leading professional and academic thinkers in their fields and who bring additional insight, experience and intellectual capital to our clients' challenges.

Our Approach

   DiamondCluster works in multidisciplinary teams of strategists, technologists and program managers to provide a seamless approach to the implementation of innovative digital strategies. The company has three core skill competencies under which various services are offered. Often more than one service is provided to a client simultaneously.

   Strategy Competency. Strategy skills are used to understand the impact current and potential changes in the market, technology and competition. The client is taken through a process of conceptualizing the business differently. Services utilizing the strategy include:

      Business Strategy. By applying rigorous analysis and creative thinking, consultants identify shifting landscapes, new competition, unique market opportunities and emerging technologies.

      Strategic Marketing. Development of marketing plans and programs to acquire customers and capture value from target market segments.

   Technology Competency. Technology skills are used in tandem with strategy skills in order to fully understand the impact of current and emerging technologies. Technolgy skills are also used to define and deliver the technical components required to achieve the benefits of the digital strategy. Services utilizing the technology competency include:

      Solutions Delivery. Define and deliver technology solutions that create sustained and measured business value.

      Experience Design. Ensure user adoption through better functional design, multimedia interfaces and innovative market distribution tactics.

      Technical Architecture. Conceptualize, design and implement effective technology platforms for high-impact service delivery.

      Alliance Partners. Coordinate specialized skills and technologies from carefully chosen DMS alliance partners around the world (see "Alliances").

   Execution Compentency. Execution skills are used to ensure that the digital strategy is implemented as designed, and that the team remains focused on the business value of the project. Services utilizing the execution competency include:

      Interim Executive Teams. Provide temporary executives and managers for operating roles and at the CxO-level.

      Value Management. Guide complex programs, operations and new initiatives through effective management to ensure on-time and on-budget delivery.

      Business Operations. Develop or refine business operations to maximize profitability for a client's business.

   Throughout each stage, our services may be supplemented by the services of third parties who specilize in areas such as research, advertising, capital funding and web hosting.

Strategic Alliances

   DiamondCluster International has a strategic alliance program through DiamondCluster Marketspace Solutions (DMS). Our DMS alliance program develops strategic relationships with select companies to provide consultants and clients with access to market-leading technology products and services and decrease the implementation risk to DiamondCluster clients. Relationships with DMS alliance companies are non-exclusive agreements designed to deliver benefit for both organizations through knowledge sharing and joint marketing. DiamondCluster does not recognize revenue for work performed by any alliance company, and generally there are no fees associated with joining the alliance program.

Alliance Company                       Description                      Date Announced
----------------   -                                                    -
Aceva Technologies Aceva Technologies Inc. is a leading provider of      2-14-01
                   collaborative finance infrastructure solutions.

Calico             Calico Commerce, Inc. provides software to enable    12-05-00
                   corporations to sell in Net markets, either directly
                   over the web or through existing channels.

Digex              Digex is a leading provider of managed Web and        7-21-00
                   application hosting services.

iMediation         iMediation is a global provider of collaborative     11-14-00
                   selling software and services.

Intel              Intel is a supplier of chips, boards, systems,         8-7-00
                   software, networking and communications
                   equipment, and services that comprise the
                   "ingredients" of computer architecture and the
                   Internet.

iSynidcate         iSyndicate develops, markets, and supports a line     7-18-00
                   of infrastructure and application software,
                   technologies and tools allowing for the
                   aggregation, distribution, exchange, and
                   management of digital content and information
                   across the Internet and to any Internet-connected
                   device.

Osage              Osage provides computing, networking, data            7-26-00
                   storage and associated hardware and related
                   operating systems and services.

Plumtree           Plumtree Software is the founder and leader of        9-06-00
                   corporate portal software that brings together
                   various applications and Internet services.

SafeHarbor.com     SafeHarbor.com provides Web-based self-help          10-31-00
                   customer support services.

Verity             Verity provides knowledge retrieval software for     10-16-00
                   business portals.

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

   The primary focus of our marketing programs is to generate leads through building relationships and educating client prospects about DiamondCluster. We have initiated a number of relationship-marketing programs designed to complement, encourage and accelerate personal relationships. We build relationships both directly and on a collaborative basis with DiamondCluster Network members and through relationships with certain third-party industry executives who we call ''client relationship executives.'' These executives are typically retired senior executives with a wide network of contacts in a given industry. As of March 31, 2001, we had twenty five active client relationship executives associated with our four vertical industry groups.

   Complementing the relationship-marketing programs are a variety of other business development and marketing techniques used to communicate directly with current and prospective clients, including publications, surveys, e-mail newsletters, media and analyst relations, speeches and a homepage on the World Wide Web. Three of our more substantive marketing efforts include publishing the business magazine, Context; hosting the Exchange and Insight, two executive learning forums; and publishing books and other regular newsletters focusing on digital strategies. Each of these programs is designed to educate the market on the opportunities of digital strategies, demonstrate our intellectual capital, and create an ongoing dialogue with client prospects. See ''Intellectual Capital'' for a description of these efforts.

Representative Clients

   The following are examples of clients that are representative of our business:

   American Express. In the United Kingdom, DiamondCluster assisted American Express to identify and implement a viable wireless commerce, or m-commerce, strategy. DiamondCluster identified the most significant business opportunities for the client and which international markets were the highest priorities. We then combined this strategic insight with the client's existing fixed Internet strategy. In a follow-up project, DiamondCluster also helped the client negotiate an agreement with a joint venture partner to launch a new and innovative e-payments business.

   Enron. Enron is one of the world's leading electricity, natural gas and communications companies. Enron has a successful history of making markets in commodities. Seeing an opportunity in bandwidth, Enron formed a new company to pioneer the creation of the industry's first broadband trading market. Increased market demand for data transmission capacity, telecommunication deregulation, and an excess supply make bandwidth a fast growing commodity. We teamed with Enron in June of 1999 to develop and launch an over-the-counter bandwidth market. First, we interviewed traders, documented trading processes, and defined system requirements. Next, we began designing a solution by bringing in highly skilled technology developers and delivering the first release of the Web-based, business-to-business trading system in just under three months. Enron, using the DiamondCluster-developed trading system, executed the first commodity bandwidth trade in December 1999. Traditionally, contracting for bandwidth entailed multiple-year contracts and waits of several months for actual connectivity. These transactions took weeks to negotiate. By contrast, the Enron bandwidth trading system automates key parts of the process, enabling the trading of individual bandwidth contracts on a spot basis. This is only possible because the automated system physically controls the network elements, cross-connecting buyers and sellers in a matter of seconds.

   Xfera. In Spain, DiamondCluster is currently working with Xfera, the first third-generation wireless operator in Europe, taking on managerial positions to help launch the company. We are directly involved in defining the Xfera's business and market entry strategy, building and rolling out its customer care system, hiring and training key executive positions and developing and implementing portals that will make broadband wireless Internet fully competitive.

   Large Financial Services Organization. DiamondCluster helped a large U.S.-based insurance company transform its insurance operations from a traditional propriety product and agent-based company to a diversified, multi-product, multi-channel financial services enterprise. This was a shift in the company's core business, and the strategy was fundamentally based on the functionality and opportunity presented by the Internet. The work included planning and implementing a new full-service business strategy, including definition of a new IT architecture and infrastructure that would support the many new technical requirements necessitated by the change. DiamondCluster became an integral part of the client's management team and successfully led the implementation of the new strategy.

Intellectual Capital

   Consulting firms are notably knowledge-intensive organizations. In the past, the existence of accumulated experience within a consulting firm was enough to attract and retain clients. Today, information is more readily accessible and the useful life of new knowledge is shortening. In recognition of this trend, we have developed multiple programs to continuously identify, develop and disseminate intellectual capital from individuals both within and outside DiamondCluster.

   Context. Context is a business magazine we have published since November of 1997 covering the growing intersection of business and technology. We have recently increased the frequency of distribution from quarterly to bi-monthly and have begun newsstand distribution in select locations. Context's circulation totals 45,000 readers. The magazine serves as a useful business development and marketing tool to communicate directly with our existing and prospective clients. Context also provides a means to further develop our employees' points of view as abstracted and generated from client engagement experiences.

   Exchange. The Exchange is a series of executive learning forums that we launched in February 1997. CEOs and other senior executives are invited to participate in the Exchange. We provide our paid subscription members with innovative, leading-edge research to explore and understand the strategic risks and opportunities of emerging technologies. Exchange members meet three times a year to discuss current issues and research findings, and their business implications. During these meetings, we provide the members with the opportunity to discuss their issues with DiamondCluster Network members, our partners and other business leaders.

   Insight. Insight is a series of one-and-a-half day management learning sessions focused on the theory and practice of Digital strategy. Launched in late 1998, the sessions provide senior executives of our existing and prospective clients with the opportunity to explore the strategic risks and opportunities of emerging technologies. The forums are sponsored each year by leading technology firms and is being sponsored by Intel Corporation in calendar 2001.

   Catalyst. Catalyst workshops are one- or two-day sessions tailored to specific client situations. Launched in late 2000, Catalyst workshops bring together DiamondCluster clients with DiamondCluster consultants and Fellows, in a collaborative setting to create the focus, tools and guidelines needed to define a project's key issues. These sessions are designed to showcase the company's intellectual capital and focus and align the client management and project team around a common goal.

   Books and Other Publications. In 1998, a senior partner of DiamondCluster and a member of the DiamondCluster Network co-authored a book, Unleashing the Killer App: Digital Strategies for Market Dominance. To date, it has sold over 180,000 copies and is published in 12 different languages. It is widely recognized as a leading publication in the field of digital strategy. Other DiamondCluster employees and Fellows are currently authoring books with DiamondCluster's support. The most recently published book is The Seven Steps to Nirvana: Strategic Insights into eBusiness Transformation co-authored by DiamondCluster Fellow Mohanbir Sawhney (McGraw Hill, 2001), and The New Market
Leaders: Who's Winning and How in the Battle for Customers (The Free Press) by DiamondCluster Fellow Fred Wiersema is expected to be published in June 2001. In addition, we publish electronic and physical newsletters to CEOs and senior managers, and our partners and DiamondCluster Network members are frequent speakers at business and technology forums.

   Knowledge Center. DiamondCluster's Knowledge Center collects, processes and re-packages information from a wide range of internal and external sources to meet DiamondCluster's specific needs. The Knowledge Center contains intellectual capital such as best practices, benchmarks, project frameworks, industry overviews, and various DiamondCluster analysis and opinions exploring recent trends, events, opportunities, and possibilities that address our clients' current and future market environment.

   Knowledge Leaders. We have created a career path for certain of our professionals who desire to specialize in a particular area, such as technical architecture, electronic commerce or supply-chain operations. We refer to these professionals as ''knowledge leaders'' within our organization. Knowledge leaders are responsible for identifying new developments within their respective areas of expertise and capabilities, and applying that knowledge to client projects and within the organization.

   DiamondCluster Network. The DiamondCluster Network is a group currently comprised of 13 recognized business and technology leaders associated with DiamondCluster. Members of the DiamondCluster Network, whom we refer to as DiamondCluster Fellows, provide us with a set of skills that augment and enhance the value that we can provide to our clients. DiamondCluster Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the Exchange, Insight, and Catalyst workshops and participate in client projects. DiamondCluster Fellows are contractually committed to dedicate a number of days annually to DiamondCluster to support marketing, sales, and client work. DiamondCluster Fellows are compensated with a combination of stock options and per diem payments for services provided to us, or to our clients on our behalf. Current Fellows include:

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

      George Day is a Geoffrey T. Boisi Professor, professor of marketing, and director of the Mack Center for the Management of Technological Innovation at the Wharton School of the University of Pennsylvania. Mr. Day was previously the executive director of the Marketing Science Institute and has authored 14 books and 125 articles in the areas of marketing, strategy development, organization change, and competitive strategies. His most recent books are Wharton on Managing Emerging Technologies (2000, John Wiley & Sons) and The Market-Driven Organization (1999, Free Press).

      James J. Duderstadt is President Emeritus of the University of Michigan. Mr. Duderstadt teaches and conducts research in the areas of science, mathematics and engineering, including work in computer simulation, science policy, higher education, information technology, nuclear fission reactors, thermonuclear fusion, and high-powered lasers. He has served on and/or chaired numerous boards including the National Science Board, the Nuclear Energy Research Advisory Committee of the Department of Energy, Unisys and CMS Energy.

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

      Fred Wiersema is author of The New Market Leaders: Who's Winning and How in the Battle for Customers (Free Press), expected to be published in June 2001. Mr. Wiersema was also co-author of The Discipline of Market Leaders (1997, Perseus Publishing). Mr. Wiersema was previously a senior partner and founder of the market leadership practice at CSC Index, an international management consultancy. He has worked with numerous market-leading companies on issues ranging from business development and market strategy to competitive positioning and management alignment.

      Marvin Zonis, Ph.D. is a professor of international political economy and leadership at the University of Chicago Graduate School of Business. He is an expert and consultant on political risk and emerging markets, Mideast politics, the oil industry, and the foreign policies of Russia and the United States.

   The intellectual capital gathered through these various programs is shared throughout the DiamondCluster community through inclusion in our Knowledge Center, employee meetings, the Exchange, Insight and Catalyst programs, Context, and our interactive case-based training and development programs.

Investment Activities

   In the course of providing services to our clients, we have encountered opportunities to invest in our clients or with our clients in new ventures that resulted from the implementation of a digital strategy. We have carefully considered these options and have made small investments in a few of our clients. In these instances, we have received equity interests in lieu of a portion of our fees. As of March 31, 2001, these investments were not material to our financial results.

Human Resources and Culture

   As of March 31, 2001, we had 1,478 employees. Of these employees, 1,141 were client-serving professionals and 337 were management and administrative personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems and administrative support.

   The responsibilities of our partners include client relationship development, business development, client management, program management, thought leadership, professional staff development and mentoring. Our partners typically have ten to twenty years or more of experience.

   Culture. We believe our ability to simultaneously provide expertise in strategy, technology, operations and program management is dependent upon our ability to develop and sustain a business culture that is common across all disciplines in the organization. DiamondCluster's employees are talented and energetic professionals that come from a multitude of professional backgrounds and over 45 nationalities which DiamondCluster believes fosters an exciting and diverse work environment. Three primary elements comprise our culture:

  . an environment that intellectually challenges our personnel through continuous training and client work;

  . consistency in compensation and career paths across all disciplines and skill sets within DiamondCluster; and

  . participation by all of our employees in our continuing development and ownership of DiamondCluster.

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

   Compensation. Our compensation programs have been structured to attract and retain highly skilled professionals by offering competitive base salaries coupled with annual cash bonus opportunities. We use equity at all levels within DiamondCluster to provide long-term wealth creation opportunities and to retain individuals through vesting provisions. We believe that those professional services firms able to offer equity will be more successful in attracting and retaining talented individuals to their organizations.

   Our partners are eligible to receive an annual bonus comprised of cash commensurate with their level of responsibility and based on our overall performance. Our partners are granted stock options upon being elected a partner. We grant additional equity in conjunction with movement through the partner levels. Options that we issue to partners vest annually over five years. Individuals below the partner level are awarded annual cash bonuses based on their performance and our overall performance. Our non-partners are granted stock options at the time of hire and promotion. These options typically vest ratably over four years.

Competition

   Our primary competitors include traditional strategic consulting firms, traditional systems integrators, and firms that provide both strategic consulting and systems integration services. Many of our competitors are substantially larger than us and have significantly greater financial, technical and marketing resources, greater name recognition and greater revenues. We believe that competition may increase from both the large, traditional strategic consulting firms as these firms increase their use of information technology in their services and enter the digital strategy market. We believe that the principal criteria considered by prospective clients when selecting a consulting firm to develop and implement digital strategies include diagnostic capabilities, effectiveness of strategic business models, scope of services, global presence, service delivery approach, technical and industry expertise, perceived value and a results orientation.

   Furthermore, we face the additional challenge of competing for and retaining the best personnel available in the business services market. As other firms enter the digital strategy market, we believe that our client-serving professionals and employees may be targeted by other firms to satisfy their own personnel needs.

Executive Officers of the Registrant

   Our executive officers are as follows:

         Name          Age                        Position
         ----          --                         --------
Melvyn E. Bergstein    59  Chairman of the Board of Directors and Chief Executive
                           Officer

Michael E. Mikolajczyk 49  Vice Chairman, Secretary and Director

William McClayton      56  Senior Vice President--Finance and Administration

Karl E. Bupp           39  Chief Financial Officer and Treasurer

Michael J. Connolly    39  President, Global Diamond Marketspace Solutions

Adam J. Gutstein       38  President, North America and Director

Javier Rubio           40  President, Europe and Latin America and Director

John J. Sviokla        43  Vice Chairman and Director

   Melvyn E. Bergstein co-founded Diamond Technology Partners Incorporated, which following the combination with Cluster Consulting in November 2000 changed its name to DiamondCluster International, Inc., in January 1994 and served as its Chairman, Chief Executive Officer and President until July 1, 1998 when Mr. Bergstein vacated the office of President in favor of Mr. Mikolajczyk. Mr. Bergstein has been a member of DiamondCluster's Board of Directors since January 1994. Prior to co-founding DiamondCluster, Mr. Bergstein held several senior executive positions with Technology Solutions Company from 1991 to 1993. Prior to that time, Mr. Bergstein held several senior positions with other consulting firms, including twenty-one years in various positions with the Arthur Andersen & Co.'s consulting division, now Accenture LTD.

   Michael E. Mikolajczyk co-founded DiamondCluster joining the Company in April 1994 and serving as a member of the Board of Directors since then. From April 1994 until July 1998 Mr. Mikolajczyk also served as

DiamondCluster's Senior Vice President, Chief Financial and Administrative Officer. From July 1998 until April 2000 Mr. Mikolajczyk served as President. In July 1999 he became Secretary and since April 1, 2000 he has also been a vice chairman. Prior to joining DiamondCluster, he served as senior vice president of finance and administration and chief financial officer for Technology Solutions Company. Prior to that time, Mr. Mikolajczyk held several senior financial and corporate development positions at MCI Telecommunications Corporation.

   William McClayton joined the Company in April 2001 as partner and Senior Vice President of Finance and Administration responsible for finance, planning, legal and facilities worldwide. Prior to joining DiamondCluster, Mr. McClayton was a senior partner in the audit division of Arthur Andersen. During his 35-year career at Arthur Andersen, Mr. McClayton served public and private audit clients, and led the firm's Chicago-based global financial markets practice for ten years.

   Karl E. Bupp co-founded DiamondCluster and joined the Company in April 1994 as Vice President of Financial Planning responsible for our internal planning, analysis and treasury functions. Since July 1998, Mr. Bupp has served as our Chief Financial Officer and Treasurer. Prior to joining us, Mr. Bupp was the corporate controller, and director of planning and treasury services for Technology Solutions Company. From 1985 to 1993, he held various financial management and analyst positions with MCI Telecommunications Corporation.

   Michael J. Connolly joined DiamondCluster in May 1995 as a partner and Vice President. Since July 1999, Mr. Connolly has been managing our Diamond Marketspace Solutions group. Diamond Marketspace Solutions helps build and operate fully functioning e-business ventures for DiamondCluster's clients. Mr. Connolly assumed the title of President, Global DMS on November 28, 2000. Prior to joining DiamondCluster, Mr. Connolly was an associate partner with Andersen Consulting, now Accenture.

   Adam J. Gutstein co-founded DiamondCluster in January 1994 and has served as a partner and Vice President since inception and as a member of DiamondCluster's Board of Directors since August 1999. From July 1998 until April 2000 Mr. Gutstein served as Chief Operating Officer. From April to November 2000 Mr. Gutstein served as President and since November 2000 Mr. Gutstein has served as President, North America. Prior to joining DiamondCluster, Mr. Gutstein was a vice president at Technology Solutions Company and a manager with Andersen Consulting, now Accenture LTD.

   Javier Rubio has served as DiamondCluster's President, Europe and Latin America since the consummation of the business combination between the Company and Cluster Consulting in November 2000. Mr. Rubio founded Cluster in 1993 and served as its Chairman and Chief Executive Officer. Prior to founding Cluster, Mr. Rubio held several senior positions with other consulting firms, including seven years in various positions with the MAC Group (Gemini Consulting) and the Monitor Company. Mr. Rubio is a top advisor to CEOs and a respected voice in the telecom industry across Europe. Mr. Rubio's expertise in telecom ranges from mobile, satellite and fixed network to CATV. He has worked on multiple assignments for a variety of Fortune 500 companies, such as AT&T, Vodafone-AirTouch, Ericsson and British Telecom, assisting them with strategic decision making.

   John J. Sviokla joined DiamondCluster in September 1998 as a partner and Vice President and became a member of DiamondCluster's Board of Directors in August 1999. Since April 1, 2000 Dr. Sviokla has been a vice chairman. Prior to joining DiamondCluster, Dr. Sviokla was a professor at the Harvard Business School from October 1986 to August 1998. His pioneering work on "Marketspace" established Harvard's first course on electronic commerce. He co-authored the seminal articles "Managing in the Marketspace" and "Exploiting the Virtual Value Chain," both appearing in the Harvard Business Review. Dr. Sviokla has authored over 90 articles and cases, edited books and been a consultant to large and small companies around the world. He has been a guest professor at many universities including Kellogg, MIT, The London Business School, the Melbourne Business School and the Hong Kong Institute of Science and Technology. His current research and consulting focuses on how to help large companies unlock value in the new economy.

Item 2. Properties

   Our headquarters and principal administrative, information systems, financial, accounting, marketing, legal and human resources operations are located in Chicago, Illinois. In North America, we also have operations located in San Francisco, California; New York, New York; and Boston, Massachusetts.

   Our international operations are based in Barcelona, Spain, with offices in seven other cities: Madrid, Spain; Dusseldorf and Munich, Germany; Lisbon, Portugal; London, UK; Paris, France; and Sao Paulo, Brazil.

   We anticipate that we will require additional office space in some cities as our business expands and believe that we will be able to obtain suitable space as needed.

Item 3. Legal Proceedings

   We are not party to any claims or actions that we believe could have a material effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Class A Common Stock is quoted on the Nasdaq National Market under the symbol ''DTPI''. The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock.

                                                   Sales Price Per Share
                                                      --------------
                                                    High           Low
                                                   -------        ------
               Fiscal year ending March 31, 2000:
                  First Quarter................... $ 17.17        $12.83
                  Second Quarter..................   33.09         14.29
                  Third Quarter...................   93.63         25.83
                  Fourth Quarter.................. $107.25        $59.00
               Fiscal year ending March 31, 2001:
                  First Quarter................... $ 88.88        $47.25
                  Second Quarter..................   98.94         49.44
                  Third Quarter...................   74.94         20.69
                  Fourth Quarter.................. $ 44.13        $ 7.88

   On June 22, 2001, the closing price of Class A Common Stock was $10.47 per share. At such date, we had approximately 10,000 holders of record of Class A Common Stock.

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

   During fiscal year 2001, we sold to our Partners, 8,823 shares of our Class B Common Stock at $61.54 per share. These sales were made under the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data

   The selected consolidated financial data presented below has been derived from our consolidated financial statements. The data presented below should be read in conjunction with ''MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,'' the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                                      Year Ended March 31,
                                                           ------------------------------------------
                                                            1997       1998    1999     2000     2001
                                                           -------    ------- ------- -------- --------
                                                        (Dollars in thousands, except per share amounts)
Statement of Operations Data:
   Net revenues........................................ $37,557       $58,369 $82,389 $136,235 $259,340
                                                        -------       ------- ------- -------- --------
   Operating expenses:
       Project personnel and related expenses..........  21,863        31,619  43,275   72,355  134,784
       Professional development and recruiting.........   6,272         6,155   9,448   13,199   26,673
       Marketing and sales.............................   1,928         3,210   4,669    7,325   13,431
       Management and administrative support...........   6,348         8,602  11,298   18,260   41,989
       Goodwill amortization...........................      --            --      --      493   21,928
       Noncash compensation............................      --            --      --       --   18,187
                                                        -------       ------- ------- -------- --------
          Total operating expenses.....................  36,411        49,586  68,690  111,632  256,992
                                                        -------       ------- ------- -------- --------
Income from operations.................................   1,146         8,783  13,699   24,603    2,348
                                                        -------       ------- ------- -------- --------
Interest income, net...................................     172         1,150   2,488    2,002   11,999
Other income (expense), net............................      --            --      --       --   (8,714)
                                                        -------       ------- ------- -------- --------
          Total other income, net......................     172         1,150   2,488    2,002    3,285
                                                        -------       ------- ------- -------- --------
Income before taxes....................................   1,318         9,933  16,187   26,605    5,633
Income taxes...........................................     685         3,925   6,351   10,377   18,500
                                                        -------       ------- ------- -------- --------
Net income (loss)...................................... $   633       $ 6,008 $ 9,836 $ 16,228 $(12,867)
                                                        =======       ======= ======= ======== ========
Basic net income (loss) per share of Common Stock (1).. $   .05       $   .34 $   .49 $    .78 $  (0.49)
Shares used in computing basic net income(loss) per
  share of Common Stock (1)............................  13,716        17,634  19,915   20,807   26,448
Diluted net income (loss) per share of Common Stock (1) $   .04       $   .28 $   .42 $    .62 $  (0.49)
Shares used in computing diluted net income (loss) per
  share of Common Stock (1)............................  14,856        21,258  23,346   25,984   26,448

                                                              March 31,
                                              -----------------------------------------
                                               1997    1998    1999     2000     2001
                                              ------- ------- ------- -------- --------
                                                       (Dollars in thousands)
Balance Sheet Data:
   Cash and cash equivalents................. $17,547 $31,437 $47,698 $182,945 $151,358
   Working capital...........................  15,725  26,236  46,872  183,967  132,501
   Total assets..............................  25,494  40,352  67,086  249,410  522,256
   Long-term debt, including current portion.   2,000      --      --    1,000      500
   Total stockholders' equity................ $18,300 $28,767 $53,301 $218,318 $452,367

--------
(1) See Note 2 of ''Notes to Consolidated Financial Statements'' for an explanation of the methods used to compute basic and diluted earnings per share data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in connection with the information contained in the consolidated financial statements and related notes included elsewhere or incorporated by reference in this prospectus.

Overview

   We are a global business strategy and technology solutions firm that delivers value to its leading national and multinational clients by developing and implementing innovative digital strategies that capitalize on the opportunities presented by new technologies. Once conceived, we believe such strategies must be implemented rapidly in order to maximize competitive benefits. We have experienced substantial revenue growth since our inception, generating net revenues of $259.3 million from 169 clients during the fiscal year ended March 31, 2001. We employed 1,141 client-serving professionals as of March 31, 2001.

   Our revenues are comprised of professional fees for services rendered to our clients which are billed either monthly or semi-monthly in accordance with the terms of the client engagement. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement. Out-of-pocket expenses are either reimbursed by our clients and offset against expenses incurred or, if not reimbursed, reduce the amount of recognized revenues. Provisions are made based on our experience for estimated uncollectible amounts or costs incurred subsequent to project completion. Although from time to time we have been required to make revisions to our clients' estimated deliverables, to date none of such revisions has had a material adverse effect on our operating or financial results.

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

Forward-Looking Statements

   Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words ''anticipate'', ''believe'', ''estimate'', ''expect'' and similar terminology used with respect to the Company and its management. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. For a statement of the Risk Factors that might adversely affect the Company's operating or financial results, see Exhibit 99.1 to this Annual Report on Form 10-K.

Results of Operations

   The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                            Year Ended March 31,
                                            ---------------------
                                             1999   2000   2001
                                            -----  -----   -----
Net Revenues............................... 100.0% 100.0% 100.0%
                                            -----  -----  -----
Operating Expenses:........................
   Project personnel and related expenses..  52.5   53.1   52.0
   Professional development and recruiting.  11.5    9.7   10.3
   Marketing and sales.....................   5.7    5.4    5.2
   Management and administrative support...  13.7   13.3   16.2
   Goodwill amortization...................   0.0    0.4    8.4
   Noncash compensation....................   0.0    0.0    7.0
                                            -----  -----  -----
       Total operating expenses............  83.4   81.9   99.1
                                            -----  -----  -----
Income from operations.....................  16.6   18.1    0.9
Other income, net..........................   3.0    1.4    1.3
                                            -----  -----  -----
Income before taxes........................  19.6   19.5    2.2
Income taxes...............................   7.7    7.6    7.1
                                            -----  -----  -----
Net income (loss)..........................  11.9%  11.9%  (4.9%)
                                            =====  =====  =====

Fiscal 2001 Compared to Fiscal 2000

   Our net income of $16.2 million during fiscal 2000 decreased $29.1 million resulting in a net loss of $12.9 million during fiscal 2001 primarily due to the amortization of goodwill and noncash compensation recorded in connection with the Cluster acquisition and an increase in the effective tax rate, partially offset by an increase in operating income before amortization of goodwill and noncash compensation. The Cluster acquisition, the largest of our two acquisitions during fiscal 2001, closed on November 28, 2000 and Cluster's results are included from that date.

   Our net revenues increased 90.4% to $259.3 million during fiscal 2001 as compared to fiscal 2000. The increase in our net revenues reflects an increase in the volume of services delivered to new clients, continued services to our existing client base, continued growth of our Diamond Marketspace Solutions practice, as well as four acquisitions, two in fiscal year 2000 and two in fiscal year 2001. Revenue from new clients accounted for 39% of the revenue while revenue to existing clients accounted for 61% of total revenue during fiscal 2001. We served 169 clients during fiscal 2001 as compared to 143 clients served during fiscal 2000.

   Project personnel and related expenses increased $62.4 million, or 86.3%, to $134.8 million during fiscal 2001 as compared to fiscal 2000. This increase is due to increases in both the number and compensation of our client-serving professionals. We increased our client-serving professional staff from 452 at March 31, 2000 to 1,141 at March 31, 2001 as a result of the Cluster transaction and our continued success in recruiting client-serving professionals. As a percentage of net revenues, project personnel and related expenses decreased from 53.1% to 52.0% during fiscal 2001 as compared to fiscal 2000, due primarily to the inclusion of the results of Cluster's operations from November 28, 2000 to the end of the fiscal year.

   Professional development and recruiting expenses increased $13.5 million to $26.7 million during fiscal 2001 as compared to fiscal 2000. This increase reflects our recruiting and training of a greater number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 10.3% from 9.7% during the same period in the prior year.

   Marketing and sales expenses increased $6.1 million to $13.4 million during fiscal 2001 as compared to fiscal 2000 as a result of increased spending for:

  . the publication of our magazine, Context, which transitioned from a quarterly publication to a bi-monthly publication and is now being marketed at selected newsstands across the United States and distributed to senior executives in Europe;

  . the conduct and sponsorship of several Diamond Exchange, Insight and other seminars for prospective clients; and

  . the hiring of additional marketing staff to further develop our corporate branding and marketing initiatives.

   As a percentage of net revenues, these expenses decreased from 5.4% to 5.2% as a result of our improved operating leverage resulting from our net revenue growth.

   Management and administrative support expenses increased from $18.3 million to $42.0 million, or 130.0%, during fiscal 2001 as compared to fiscal 2000 as a result of the additional facilities, including the opening of the San Francisco office in the third fiscal quarter of FY 2000, the London office in the fourth fiscal quarter of FY 2000, the New York office during the third fiscal quarter of FY 2001, offices located in Barcelona, Boston, Dusseldorf, Lisbon, London, Madrid, Munich, Paris, and Sao Paolo resulting from the Cluster transaction, and equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, these expenses increased from 13.3% to 16.2% due mainly to increased costs associated with the new offices.

   Goodwill amortization increased $21.4 million from $0.5 million to $21.9 million during fiscal 2001 as compared to fiscal 2000 due primarily to the acquisitions of Momentus and Cluster which were completed in May and November 2000, respectively. As a percentage of net revenues, these expenses increased from 0.4% to 8.4%.

   Noncash compensation increased from zero during fiscal 2000 to $18.2 million during fiscal 2001. This is primarily the amortization of equity granted to employees at amounts below fair market value as a result of the Cluster acquisition that will be earned contingent on their continued employment. As a percentage of net revenues, noncash compensation is 7.0%.

   Income from operations decreased from $24.6 million to $2.3 million during fiscal 2001 as compared to fiscal 2000 due primarily to the amortization of goodwill and noncash compensation. EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation, increased from $25.1 million to $42.5 million during fiscal 2001 as compared to the same period in the prior year.

   Other income increased $1.3 million from $2.0 million to $3.3 million during fiscal 2001 as compared to fiscal 2000 primarily due to increased cash balances throughout fiscal year 2001 resulting in an increase in interest income of $10.0 million, which was partially offset by realized losses on equity investments of $8.6 million. As a percentage of net revenues, other income decreased slightly from 1.4% to 1.3%.

   Income taxes increased from $10.4 million to $18.5 million due principally to an increase in income before taxes, goodwill amortization and noncash compensation.

Fiscal 2000 Compared to Fiscal 1999

   We had net income of $16.2 million during fiscal 2000 which improved from net income of $9.8 million during fiscal 1999 as a result of increased revenues combined with an improvement in the utilization of client-serving professionals, partially offset by an increase in expenses required to support our growth during the period.

   Our net revenues increased 65.4% to $136.2 million during fiscal 2000 as compared to fiscal 1999. The increase in our net revenues reflected an increase in the volume of services delivered to new clients, continued services to our existing client base, as well as two acquisitions. Revenue from new clients accounted for 41% of the revenue while revenue to existing clients accounted for 59% of total revenue during fiscal 2000. We served 143 clients during fiscal 2000 as compared to 85 clients served during fiscal 1999.

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

   Professional development and recruiting expenses increased $3.8 million during fiscal 2000 as compared to fiscal 1999. This increase reflected our recruiting and training of a higher number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses decreased to 9.7% from 11.5% during the same period in the prior year as a result of our improved operating leverage resulting from our net revenue growth.

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

   Goodwill amortization increased to $0.5 million during fiscal 2000 as compared to fiscal 1999 as a result of the acquisitions of Omnitech and Leverage which were completed in April and October 1999, respectively. As a percentage of net revenues, these expenses increased from 0.0% to 0.4%.

   Income from operations increased from $13.7 million to $24.6 million during fiscal 2000 as compared to fiscal 1999 primarily due to an increase in net revenues, partially offset by an increase in expenses required to support our growth during the period. EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation, increased from $13.7 million to $25.1 million during fiscal 2000 as compared to the same period in the prior year.

   Other income decreased $0.5 million from $2.5 million to $2.0 million during fiscal 2000 as compared to fiscal 1999 primarily as a result of decreased cash balances throughout fiscal year 2000 resulting in a decrease in interest income of $0.4 million. As a percentage of net revenues, other income decreased from 3.0% to 1.4%.

Liquidity and Capital Resources

   We maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement from a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit has been reduced to account for letters of credit outstanding. As of March 31, 2001, we had approximately $9.9 million available under this line of credit.

   Net cash of $65.6 million provided by operating activities consisted primarily of income (after adjusting net loss for non-cash items) of $45.8 million, and $19.9 million provided in working capital and other activities. Net cash provided in working capital and other activities resulted primarily from decreases in accounts receivable and prepaid expenses totaling $15.1 million and increases in accrued compensation and income taxes payable totaling $19.6 million, offset by a net increase in other assets and liabilities of $12.2 million. Our billings for the quarter ended March 31, 2001 totaled $85.9 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. Our gross accounts receivable balance of $34.9 million at March 31, 2001 represented 37 days of billings for the quarter.

   Cash used in investing activities was $65.9 million for fiscal 2001. Cash used in investing activities resulted primarily from purchases of property and equipment and cash used in acquisitions. During fiscal 2001, we acquired two companies and used cash, net of cash acquired, of approximately $54.2 million.

   Cash used in financing activities was $30.7 million for fiscal 2001. Cash used in financing activities resulted primarily from the repurchase of DiamondCluster's Class A Common Stock totaling $30.7 million. During fiscal year 2001 our Board of Directors authorized the repurchase, from time to time, of an additional two million shares of our Class A Common Stock as part of our existing stock repurchase program. This authorization brought the total authorized shares to three million shares for the stock repurchase program, which commenced in October 1998 when our Board of Directors authorized the repurchase of up to one million shares of our Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. At March 31, 2001, the number of shares purchased under this authorization was 2.0 million shares at an aggregate cost of $40.8 million. We funded the repurchases through our cash balances.

   On January 30, 2001, we offered our employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options granted to them in exchange for new options to purchase the same class of shares, a majority of which will vest proportionately over a four year period. A total of 2.3 million stock options were cancelled as part of this plan. The new options granted will range from 75% to 100% of the original grant, will be granted six months and one day from the date the old options are cancelled, and will have an exercise price to be set on the grant date. The exercise price for a majority of the options granted on August 9, 2001 will be set at fair market value. The original options were granted under DiamondCluster's 2000 Stock Option Plan and under DiamondCluster's 1998 Equity Incentive Plan. Employees who accepted the offer were required to make an election with respect to all covered options by February 8, 2001. In order to receive the new options, the employees must remain employed by DiamondCluster until the new grant date. The exchange offer is not available to the members of the Board of Directors or senior officers of DiamondCluster.

   In March 2000, we completed a public offering and sold 1,500,000 shares of Class A Common Stock at a price of $80.13 per share. We realized approximately $114.0 million in connection with the sale, net of payment of the underwriters' commissions and other expenses of the offering. In the offering, an additional 1,775,000 shares were sold by selling stockholders.

   We believe that our current cash balances, existing lines of credit and cash flow from existing and future operations, will be sufficient to fund our operating requirements at least through fiscal 2002. We have announced a five-point program designed to reduce our costs while operating around cash flow neutral. We expect that these programs will generate over $20 million in savings from May 2001 through the end of fiscal 2002.
   Should our business expand more rapidly than expected, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk Sensitive Instruments.

   We do not invest excess funds in derivative financial instruments or other market rate sensitive instruments.

Item 8. Financial Statements and Supplementary Data.

   The information required by this item is contained in the financial statements and schedules set forth in Item 14(a) under the captions ''Consolidated Financial Statements'' and ''Financial Statement Schedules'' as a part of this report.

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

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to Directors of the Company will be set forth in the forthcoming Proxy Statement under the heading ''Election of Directors,'' which information is incorporated herein by reference or in an amendment to this Form 10-K. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth in the forthcoming Proxy Statement under the heading ''Compliance with Section 16(a) of the Securities Exchange Act of 1934,'' which information is incorporated herein by reference.

Item 11. Executive Compensation

   Information with respect to executive compensation will be set forth in the Proxy Statement under the heading ''Compensation of Executive Officers,'' which information is incorporated herein by reference (except for the Compensation Committee report on Executive Compensation and the Performance Graph), or in an amendment to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information with respect to security ownership of certain beneficial owners and management will be set forth in the forthcoming Proxy Statement under the heading ''Beneficial Ownership of Common Stock,'' which information is incorporated herein by reference, or in an amendment to this Form 10-K.

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

      (2) see (1) above

      (3) see (c) below

   (b) Reports on Form 8-K

      A report on Form 8-K/A was filed on April 12, 2001 as an amendment to the report on Form 8-K that was filed on September 11, 2000 to reflect the information required by Item 7.

      A report on Form 8-K was filed on March 7, 2001 relating to the preannouncement of preliminary fiscal year 2001 fourth quarter operating results.

   (c) Exhibits

   The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number                                            Description
------                                            -----------

 3.1**  Form of Restated Certificate of Incorporation of the Company.

 3.2**  Form of Amended and Restated By-laws of the Company.

10.1**  Amended and Restated DiamondCluster International, Inc. 1998 Equity Incentive Plan.

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

10.8**  Amended and Restated Partners Operating Agreement dated as of April 1, 1996 among the
        Company and the Partners of the Company.

Exhibit
Number                                          Description
------                                          -----------

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

      Signature                      Title                    Date
      ---------                      -----                    ----

                       Chairman and Chief                 June 26, 2001
----------------------   ExecutiveOfficer (Principal
 Melvyn E. Bergstein     ExecutiveOfficer)

                       Chief Financial Officer            June 26, 2001
----------------------   andTreasurer (Principal
     Karl E. Bupp        Financialand Accounting Officer)

                       Vice Chairman, Secretary           June 26, 2001
----------------------   andDirector
Michael E. Mikolajczyk

                       Vice Chairman and Director         June 26, 2001
----------------------
   John J. Sviokla

                       President, North America and       June 26, 2001
----------------------   Director
   Adam J. Gutstein

                       President, Europe and Latin        June 26, 2001
----------------------   America and Director
     Javier Rubio

                       Signature         Title       Date
                       ---------         -----       ----

                                        Director June 26, 2001
                 ----------------------
                 Christopher J. Moffitt

                                        Director June 26, 2001
                 ----------------------
                   Edward R. Anderson

                                        Director June 26, 2001
                 ----------------------
                   Donald R. Caldwell

                                        Director June 26, 2001
                 ----------------------
                      Alan C. Kay

                                        Director June 26, 2001
                 ----------------------
                     Mark L. Gordon

                                        Director June 26, 2001
                 ----------------------
                    Arnold R. Weber

                                        Director June 26, 2001
                 ----------------------
                   John D. Loewenberg

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ---
Consolidated Financial Statements:

   Independent Auditors' Report................................................................. F-2

   Consolidated Balance Sheets as of March 31, 2000 and 2001.................................... F-3

   Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
     March 31, 1999, 2000 and 2001.............................................................. F-4

   Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1999, 2000 and
     2001....................................................................................... F-5

   Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 2000 and 2001...... F-6

   Notes to Consolidated Financial Statements................................................... F-7

Supplemental Financial Schedules:

   Independent Auditors' Report................................................................. S-1

   Schedule II--Valuation and Qualifying Accounts............................................... S-2

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
DiamondCluster International, Inc.:

   We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondCluster International, Inc. and subsidiaries as of March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Chicago, Illinois
May 1, 2001

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 2000 and 2001
                     (In thousands, except per share data)

                                       ASSETS                                           2000       2001
                                       ------                                         --------  ---------
Current assets:
   Cash and cash equivalents......................................................... $182,945  $ 151,358
   Accounts receivable, net of allowance of $1,279 and $2,028 as of March 31, 2000
     and 2001, respectively..........................................................   10,596     32,879
   Income taxes receivable...........................................................   13,874         --
   Prepaid expenses and deferred taxes...............................................    7,144     18,153
                                                                                      --------  ---------
       Total current assets..........................................................  214,559    202,390
Computers, equipment, and software, net..............................................    8,214     16,182
Other assets.........................................................................   15,981      8,084
Goodwill, net........................................................................   10,656    295,600
                                                                                      --------  ---------
       Total assets.................................................................. $249,410  $ 522,256
                                                                                      ========  =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
   Accounts payable.................................................................. $  3,759  $   7,824
   Note payable, current portion.....................................................      500        500
   Accrued compensation..............................................................   14,219     28,336
   Deferred revenue..................................................................    3,629      2,684
   Taxes payable.....................................................................       --     11,027
   Other accrued liabilities.........................................................    8,485     19,518
                                                                                      --------  ---------
       Total current liabilities.....................................................   30,592     69,889
   Note payable, less current portion................................................      500         --
                                                                                      --------  ---------
       Total liabilities.............................................................   31,092     69,889
Stockholders' equity:
   Preferred Stock, $1.00 par value, 2 shares authorized, no shares issued...........       --         --
   Class A Common Stock, $.001 par value, 40,000 shares authorized, 21,958 and
     23,659 issued as of March 31, 2000 and 2001, respectively.......................       22         24
   Class B Common Stock, $.001 par value, 20,000 shares authorized, 2,701 and 8,752
     issued as of March 31, 2000 and 2001, respectively..............................        3          9
   Additional paid-in capital........................................................  195,372    652,234
   Unearned compensation.............................................................       --   (177,375)
   Notes receivable from sale of common stock........................................     (232)      (332)
   Accumulated other comprehensive income............................................      539     (1,249)
   Retained earnings.................................................................   32,679     19,812
                                                                                      --------  ---------
                                                                                       228,383    493,123
   Less Class A Common Stock in treasury, at cost, 770 shares held at March 31, 2000
     and 2,016 shares held at March 31, 2001.........................................   10,065     40,756
                                                                                      --------  ---------
       Total stockholders' equity....................................................  218,318    452,367
                                                                                      --------  ---------
       Total liabilities and stockholders' equity.................................... $249,410  $ 522,256
                                                                                      ========  =========

          See accompanying notes to consolidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

               Fiscal years ended March 31, 1999, 2000 and 2001
                     (In thousands, except per share data)

                                                                              1999     2000      2001
                                                                            -------  --------  --------
Net revenues............................................................... $82,389  $136,235  $259,340
                                                                            -------  --------  --------
Operating expenses:
   Project personnel and related expenses..................................  43,275    72,355   134,784
   Professional development and recruiting.................................   9,448    13,199    26,673
   Marketing and sales.....................................................   4,669     7,325    13,431
   Management and administrative support...................................  11,298    18,260    41,989
   Goodwill amortization...................................................      --       493    21,928
   Noncash compensation *..................................................      --        --    18,187
                                                                            -------  --------  --------
       Total operating expenses............................................  68,690   111,632   256,992
                                                                            -------  --------  --------
Income from operations.....................................................  13,699    24,603     2,348
                                                                            -------  --------  --------
   Interest income.........................................................   2,534     2,099    12,055
   Interest expense........................................................     (46)      (97)      (56)
   Other income (expense), net.............................................      --        --    (8,714)
                                                                            -------  --------  --------
       Total other income, net.............................................   2,488     2,002     3,285
                                                                            -------  --------  --------
Income before taxes........................................................  16,187    26,605     5,633
Income taxes...............................................................   6,351    10,377    18,500
                                                                            -------  --------  --------
Net income (loss)..........................................................   9,836    16,228   (12,867)
   Unrealized gain (loss) from securities, net of income tax expense of
     $344 and net of income tax benefit of $577 for the fiscal years ended
     March 31, 2000 and 2001, respectively.................................      --       539      (902)
   Foreign currency translation adjustments................................      --        --      (886)
                                                                            -------  --------  --------
Comprehensive income (loss)................................................ $ 9,836  $ 16,767  $(14,655)
                                                                            =======  ========  ========
Basic net income (loss) per share of common stock.......................... $  0.49  $   0.78  $  (0.49)
Diluted net income (loss) per share of common stock........................ $  0.42  $   0.62  $  (0.49)
Shares used in computing basic net income (loss) per share of
  common stock.............................................................  19,915    20,807    26,448
Shares used in computing diluted net income (loss) per share of
  common stock.............................................................  23,346    25,984    26,448

--------
*  Noncash compensation:

                Project personnel and related expenses. $17,930
                Professional development and recruiting      29
                Marketing and sales....................      14
                Management and administrative support..     214
                                                        -------
                   Total noncash compensation.......... $18,187
                                                        =======

          See accompanying notes to consolidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               Fiscal years ended March 31, 1999, 2000 and 2001
                                (In thousands)

                                                                      Notes
                                                                      Receivable                       Accumulated
                              Class A Class B Additional              from sale of Retained             Other
                              Common  Common   Paid-in    Unearned    Common       (Deficit) Treasury  Comprehensive
                              stock   stock    Capital   Compensation Stock        Earnings    Stock    Income
                                ---     ---    --------   ---------      -----     --------  --------     -------
Balance at March 31, 1998.... $11     $ 7     $ 22,457   $      --    $(323)       $  6,615  $     --  $    --
Issuance of stock............   1      --       15,998          --      (60)             --        --       --
Exercise of warrants.........  --      --        1,326          --       --              --        --       --
Exercise of stock options....  --       1        1,460          --       --              --        --       --
Income tax benefit related to
 stock option exercises......  --      --        1,331          --       --              --        --       --
Purchase of stock............  --      --         (426)         --       --              --    (5,284)      --
Conversion to Class A........   3      (3)          --          --       --              --        --       --
Repayment of notes...........  --      --           --          --      351              --        --       --
Net income...................  --      --           --          --       --           9,836        --       --
                              ---     ---     --------   ---------    -----        --------  --------  -------
Balance at March 31, 1999.... $15     $ 5     $ 42,146   $      --    $ (32)       $ 16,451  $ (5,284) $    --
Issuance of stock............   2      --      118,741          --     (668)             --        --       --
Exercise of warrants.........  --      --          243          --       --              --        --       --
Exercise of stock options....   1       2        8,638          --       --              --        --       --
Income tax benefit related to
 stock option exercises......  --      --       23,730          --       --              --        --       --
Purchase of stock............  --      --         (174)         --       --              --    (4,781)      --
Conversion to Class A........   4      (4)          --          --       --              --        --       --
Repayment of notes...........                                           468                                 --
Employee stock purchase
 plan........................  --      --        2,048          --       --              --        --       --
Unrealized gain..............  --      --           --          --       --              --        --      539
Net income...................  --      --           --          --       --          16,228        --       --
                              ---     ---     --------   ---------    -----        --------  --------  -------
Balance at March 31, 2000.... $22     $ 3     $195,372   $      --    $(232)       $ 32,679  $(10,065) $   539
Issuance of stock............  --       6      246,867          --     (543)             --        --       --
Issuance of stock options
 below market................  --      --      190,062    (195,562)      --              --        --       --
Noncash compensation.........  --      --           --      18,187       --              --        --       --
Exercise of stock options....   1       1        7,661          --       --              --        --       --
Income tax benefit related to
 stock option exercises......  --      --        7,910          --       --              --        --       --
Purchase of stock............  --      --           --          --       --              --   (30,691)      --
Conversion to Class A........   1      (1)          --          --       --              --        --       --
Repayment of notes...........  --      --           --          --      443              --        --       --
Employee stock purchase
 plan........................  --      --        4,362          --       --              --        --       --
Unrealized gain (loss).......                                   --                                        (902)
Translation adjustment.......  --      --           --          --       --              --        --     (886)
Net income (loss)............  --      --           --          --       --         (12,867)       --       --
                              ---     ---     --------   ---------    -----        --------  --------  -------
Balance at March 31, 2001.... $24     $ 9     $652,234   $(177,375)   $(332)       $ 19,812  $(40,756) $(1,249)
                              ===     ===     ========   =========    =====        ========  ========  =======


                                Total
                              stockholders'
                               equity
                                --------
Balance at March 31, 1998.... $ 28,767
Issuance of stock............   15,939
Exercise of warrants.........    1,326
Exercise of stock options....    1,461
Income tax benefit related to
 stock option exercises......    1,331
Purchase of stock............   (5,710)
Conversion to Class A........        -
Repayment of notes...........      351
Net income...................    9,836
                              --------
Balance at March 31, 1999.... $ 53,301
Issuance of stock............  118,075
Exercise of warrants.........      243
Exercise of stock options....    8,641
Income tax benefit related to
 stock option exercises......   23,730
Purchase of stock............   (4,955)
Conversion to Class A........       --
Repayment of notes...........      468
Employee stock purchase
 plan........................    2,048
Unrealized gain..............      539
Net income...................   16,228
                              --------
Balance at March 31, 2000.... $218,318
Issuance of stock............  246,330
Issuance of stock options
 below market................   (5,500)
Noncash compensation.........   18,187
Exercise of stock options....    7,663
Income tax benefit related to
 stock option exercises......    7,910
Purchase of stock............  (30,691)
Conversion to Class A........       --
Repayment of notes...........      443
Employee stock purchase
 plan........................    4,362
Unrealized gain (loss).......     (902)
Translation adjustment.......     (886)
Net income (loss)............  (12,867)
                              --------
Balance at March 31, 2001.... $452,367
                              ========

          See accompanying notes to consolidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               Fiscal Years ended March 31, 1999, 2000 and 2001
                                (In thousands)

                                                                              Twelve Months Ended March 31,
                                                                              ----------------------------
                                                                                1999      2000      2001
                                                                              -------   --------  --------
Cash flows from operating activities
   Net income (loss)......................................................... $ 9,836   $ 16,228  $(12,867)
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
       Depreciation and amortization.........................................     998      3,533     6,333
       Goodwill amortization.................................................      --        493    21,928
       Noncash compensation..................................................      --         --    18,187
       Deferred income taxes.................................................      38     (4,341)   (4,282)
       Tax benefits from employee stock plans................................   1,331     23,730     7,921
       Write-down of equity investments......................................                 --     8,555
       Changes in assets and liabilities, net of effects of acquisition:.....
          Accounts receivable................................................  (5,371)     1,844     5,028
          Prepaid expenses and other.........................................  (1,242)   (14,417)   10,042
          Accounts payable...................................................    (266)     1,963    (1,739)
          Accrued bonuses....................................................   2,300      3,896    14,117
          Deferred revenue...................................................    (420)     2,920      (944)
          Income taxes payable...............................................      --         --     5,527
          Other assets and liabilities.......................................  (1,314)      (557)  (12,162)
                                                                              -------   --------  --------
              Net cash provided by operating activities......................   5,890     35,292    65,644
                                                                              -------   --------  --------
Cash flows used in investing activities:.....................................
   Capital expenditures, net.................................................  (2,773)    (7,871)   (9,258)
   Acquisitions, net of cash acquired........................................      --     (5,328)  (54,174)
   Other assets..............................................................    (223)    (7,190)   (2,500)
                                                                              -------   --------  --------
              Net cash used in investing activities..........................  (2,996)   (20,389)  (65,932)
                                                                              -------   --------  --------
Cash flows from financing activities:........................................
   Repayment of note.........................................................      --         --   (12,484)
   Stock issuance costs......................................................  (1,523)      (582)       --
   Common stock issued.......................................................  20,600    125,881    12,483
   Purchase of treasury stock................................................  (5,284)    (4,781)  (30,690)
   Repurchase of common stock................................................    (426)      (174)       --
                                                                              -------   --------  --------
              Net cash provided by (used in) financing activities............  13,367    120,344   (30,691)
                                                                              -------   --------  --------
Effect of exchange rate changes on cash......................................      --         --      (608)
                                                                              -------   --------  --------
Net increase (decrease) in cash and cash equivalents.........................  16,261    135,247   (31,587)
Cash and cash equivalents at beginning of period.............................  31,437     47,698   182,945
                                                                              -------   --------  --------
Cash and cash equivalents at end of period................................... $47,698   $182,945  $151,358
                                                                              =======   ========  ========
Supplemental disclosure of cash flow information:............................
   Cash paid during the period for interest.................................. $    24   $     25  $     25
   Cash paid during the period for income taxes..............................   5,875      5,821       316
Supplemental disclosure for noncash investing and financing activities:
   Issuance of common stock for notes........................................ $    60   $    668  $    543
   Issuance of acquisition note payable......................................      --      1,000        --
                                                                              =======   ========  ========

          See accompanying notes to consolidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

   DiamondCluster International, Inc. (the ''Company'' or ''Diamond'') is an e-business services firm that synthesizes business and industry insight with technology expertise to create innovative digital strategies for leading national and multinational businesses. The Company serves clients primarily in four key markets: financial services, consumer and industrial products and services, telecommunications and energy, and health care and insurance.

(2) Summary of Significant Accounting Policies

  Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.

  Foreign Currency Translation

   All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the results of operations.

  Revenue Recognition

   Our revenues are comprised of professional fees for services rendered to our clients which are billed either monthly or semi-monthly in accordance with the terms of the client engagement. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement. Out-of-pocket expenses are either reimbursed by our clients and offset against expenses incurred or, if not reimbursed, reduce the amount of recognized revenues. Provisions are made based on our experience for estimated uncollectible amounts or costs incurred subsequent to project completion.

  Cash and Cash Equivalents

   Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds.

  Long-Lived Assets

   Computers and equipment, leasehold improvements and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of assets, which range from eighteen months to five years for computers and equipment, five years for leasehold improvements, and three years for software. Costs capitalized for internally developed software include external consulting fees and employee salaries. Related depreciation and amortization expense was $998,000, $3,533,000 and $6,333,000 for the years ended March 31, 1999, 2000 and 2001, respectively.

                      DIAMONDCLUSTER INTERNATIONAL, INC.

  Goodwill

   Goodwill resulting from business acquisitions represents the excess of purchase price over fair value of net assets acquired and is being amortized on a straight-line basis over useful lives ranging between 5 and 25 years. Accumulated amortization amounted to $493,000 and $22,421,000 as of March 31, 2000 and 2001, respectively. Periodically, the Company re-evaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded asset costs.

  Accounting for Investment Interests

   Occasionally, the Company may obtain non-controlling equity ownership interests either for cash or as compensation for services performed. Equity securities are accounted for under the cost method of accounting unless these securities have readily determinable fair values based on quoted market prices. Securities for which the fair market value is determinable are recorded under SFAS No. 115, ''Accounting for Certain Investments in Debt and Equity Securities.'' The Company classified the securities as available-for-sale securities. Unrealized gains and losses on these investments are reported under ''Unrealized gain on investment'' as a separate component of stockholders' equity, net of any related tax effect. Declines in value that are judged to be other than temporary are reported in other income (expense).

  Unearned Compensation

   Unearned compensation represents stock-based compensation and is being reported under "Unearned compensation" as a separate component of stockholders' equity. The Company has chosen to account for the stock-based compensation using the intrinsic value method prescribed inAccounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost of stock options ("Non-cash compensation") is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the options exercise price and is charged to operations over the vesting period ranging between two and five years.

  Other Comprehensive Income

   Other comprehensive income represents unrealized gains on available-for-sale investments and securities, net of the related tax effect, and cumulative translation adjustments.

  Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had two customers which collectively accounted for 25% of revenues for the year ending March 31, 1999, and one customer who accounted for 14% and 12% of revenues for the years ending March 31, 2000 and 2001, respectively.

  Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ''Accounting for Income Taxes,'' which requires the use of the liability method of accounting for

                      DIAMONDCLUSTER INTERNATIONAL, INC.

income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled.

  Net Income Per Share

   Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net income per share for the fiscal years ended March 31, 1999, 2000 and 2001:

                                                                 1999   2000   2001
                                                                ------ ------ ------
Shares used in computing basic net income per share............ 19,915 20,807 26,448
Dilutive effect of stock options and warrants..................  3,431  5,177     --
                                                                ------ ------ ------
Shares used in computing diluted net income per share.......... 23,346 25,984 26,448
                                                                ------ ------ ------
Antidilutive securities not included in dilutive net income per
  share calculation............................................     24    103 18,206
                                                                ====== ====== ======

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and revenues and expenses during the period reported. Actual results could differ from those estimates.

  Financial Instruments

   The fair value of the Company's financial instruments approximates their carrying value.

(3) Computers, Equipment and Software

   Computers, equipment and software at March 31, 2000 and 2001 are summarized as follows (amounts in thousands):

                                                 2000     2001
                                               -------  --------
Computers and equipment....................... $ 5,868  $ 15,936
Leasehold improvements........................ $ 5,342  $  7,569
Software......................................   3,383     6,299
                                               -------  --------
                                                14,593    29,804
Less accumulated depreciation and amortization  (6,379)  (13,622)
                                               -------  --------
                                               $ 8,214  $ 16,182
                                               =======  ========

                      DIAMONDCLUSTER INTERNATIONAL, INC.

(4) Other Assets

   Other assets at March 31, 2000 and 2001 are summarized as follows (amounts in thousands):

                                    2000    2001
                                   ------- ------
Investment in public companies.... $ 2,265 $1,481
Investment in non-public companies   9,773  2,500
Other assets......................   3,943  4,103
                                   ------- ------
Total............................. $15,981 $8,084
                                   ======= ======

(5) Commitments

   The Company leases office space and equipment under various operating leases. As of March 31, 2001, the minimum future lease payments under operating leases with noncancelable terms in excess of one year are as follows (amounts in thousands):

Year ending March 31,
---------------------
2002................. $ 9,256
2003.................   5,820
2004.................   3,240
2005.................   3,080
2006.................   2,226
Thereafter...........  10,441
                      -------
                      $34,063
                      =======

   Rent expense under operating leases amounted to $1,660,000, $2,428,000 and $9,580,000 for the years ended March 31, 1999, 2000 and 2001, respectively.

   The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space and office furniture amounting to $75,000 as of March 31, 2001, declining annually during the lease terms.

(6) Notes Payable and Line of Credit

   The Company has an available line of credit of $10,000,000 with a commercial bank that has been reduced by a letter of credit outstanding as of March 31, 2001 in the amount of $75,000. At March 31, 2001, all remaining amounts under this line of credit were available to the Company at the bank's prime rate or LIBOR plus 1.75%, at the Company's discretion.

   Notes payable consists of amounts due to former shareholders of Omnitech Consulting Group, Inc. The note payable of $500,000 was due on April 23, 2001 and was paid subsequent to year end. The note carried a 5% interest rate.

(7) Stockholders' Equity

  Stock Option Rehab

   On January 30, 2001, we offered our employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options granted to them in exchange for new

                      DIAMONDCLUSTER INTERNATIONAL, INC.

options to purchase the same class of shares, a majority of which will vest proportionately over a four year period. A total of 2.3 million stock options were cancelled as part of this plan. The new options granted will range from 75% to 100% of the original grant, will be granted six months and one day from the date the old options are cancelled, and will have an exercise price to be set on the grant date. The exercise price for a majority of the options granted on August 9, 2001 will be set at fair market value. The original options were granted under DiamondCluster's 2000 Stock Option Plan (the "2000 Plan") and under DiamondCluster's 1998 Equity Incentive Plan (the "1998 Plan"). Employees who accepted the offer were required to make an election with respect to all covered options by February 8, 2001. In order to receive the new options, the employees must remain employed by DiamondCluster until the new grant date. The exchange offer was not made available to the members of the Board of Directors or senior officers of DiamondCluster.

  Stock Options

   In connection with the consummation of the Cluster business combination, options to purchase 8.0 million shares of Class B Common Stock were granted pursuant to the 2000 Plan. These options are included in the 14.2 million stock options granted during fiscal 2001, disclosed in the table below. Under the 2000 Plan and the 1998 Plan (collectively, the "Plans"), the Company may grant qualified incentive stock options to officers and employees of the Company.

   The 1998 Plan provides that options will be granted at the average of the closing price of a share of Class A Common Stock on the Nasdaq Stock Market System for the ten trading days immediately preceding the date of grant. Options have been granted to officers which vest incrementally, with varying percentages on the first through fifth anniversaries of the date of grant, respectively, and expire on the seventh anniversary of the date of grant. Options have been granted to non-officer employees which fully vest either upon the third anniversary of the date of grant and expire on the fifth anniversary of the date of grant or which vest ratably over four years and expire on the sixth anniversary of the date of grant. Options were also granted to employees at various times which vest over periods ranging from 18 months to 3 years from the date of grant and which expire on the fifth anniversary of the date of grant. The Company's Board of Directors has also granted non-qualified stock options to certain persons who were not employees on the date of grant and certain non-employee members of the Board of Directors. These non-qualified stock options vest over periods ranging from immediate to five years.

                      DIAMONDCLUSTER INTERNATIONAL, INC.

   The following table summarizes the transactions, both incentive and nonqualified, pursuant to the Plans (amounts in thousands, except price per share amounts).

                                 Shares                  Weighted-Average
                                  Under                  Exercise Price Per
                                 Option  Range of Prices Share
                                 ------  ---------------       ------
     Balances, March 31, 1998...  6,159  $0.81 to $15.07 $ 6.25
        Granted.................  3,530   6.73 to  19.87   9.16
        Exercised...............   (972)  0.81 to   8.93   1.52
        Canceled................ (2,555)  1.21 to  19.87  12.74

                                 ------  --------------- ------
     Balances, March 31, 1999...  6,162   0.81 to  18.27   6.20
        Granted.................  4,991  13.53 to  92.55  22.44
        Exercised............... (1,904)  0.81 to  20.87   4.57
        Canceled................   (879)  0.81 to  28.17  10.15

                                 ------  --------------- ------
     Balances, March 31, 2000...  8,370   0.81 to  92.55  15.83
        Granted................. 14,157   5.24 to  92.90  28.63
        Exercised............... (1,045)  0.81 to  31.00   7.27
        Canceled................ (3,276)  7.75 to  92.90  51.49

                                 ------  --------------- ------
     Balances, March 31, 2001... 18,206  $0.81 to $89.95 $19.98

                                 ======  =============== ======

   At March 31, 1999, 2000 and 2001, 772,500, 625,800 and 1,423,200 options were exercisable, respectively, under the Plans.

   The following table summarizes information about stock options under the Plans at March 31, 2001 (share amounts in thousands):

                      Options Outstanding                           Options Exercisable
                  ----------------------------                  ----------------------------
                  Options     Weighted-Average                  Options
Range of Exercise Outstanding Remaining        Weighted-Average Exercisable Weighted-Average
     Prices       at 3/31/01  Contractual Life Exercise Price   at 3/31/01  Exercise Price
----------------    ------          ----            ------         -----         ------
$ 0.81 to $ 7.75   2,188      3.04             $ 6.24             666       $ 4.51
  7.85 to  12.23   3,904      6.29               8.96             188         9.98
 12.30 to  17.58   4,598      6.49              15.48             403        16.27
 17.67 to  26.37   3,396      5.34              25.54              22        18.92
 27.19 to  89.95   4,120      5.84              38.19             142        31.64
-                 ------      ----             ------           -----       ------
$ 0.81 to $89.95  18,206      5.67             $19.98           1,423       $11.50
=                 ======      ====             ======           =====       ======

   The Company applies Statement of Financial Accounting Standards (SFAS) No. 123, ''Accounting for Stock Based Compensation,'' and Emerging Issues Task Force (EITF) Issue No. 96-18, ''Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services'' for stock issued to individuals or groups other than employees. The Company applies Accounting Principles Board (APB) Opinion 25, ''Accounting for Stock Issued to Employees,'' and related interpretations in accounting for stock issued to employees as defined by APB No. 25. Had compensation expense on these options been recorded based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, ''Accounting for Stock-

                      DIAMONDCLUSTER INTERNATIONAL, INC.

Based Compensation,'' the Company's net income (loss) and diluted earnings per share would have been reduced (increased) to the pro forma amounts indicated below:

                                     1999   2000     2001
                                    ------ ------- --------
Net income (loss)
   As reported..................... $9,836 $16,228 $(12,867)
   Pro forma.......................  7,737   5,055  (50,248)
Diluted net income (loss) per share
   As reported..................... $ 0.42 $  0.62 $  (0.49)
   Pro forma.......................   0.33    0.19    (1.90)

   The weighted-average fair value of the options granted under the Stock Option Plans in 1999, 2000 and 2001, calculated using the Black-Scholes pricing model, was $2.68, $10.42 and $26.88, respectively. The following assumptions were used in the Black-Scholes pricing model for options granted in 1999, 2000 and 2001: dividend yield of 0.0 percent for each year, estimated volatility of 35% for 1999, 60% in 2000 and 88.5% in 2001, risk-free interest rates ranging from 4.5% to 6.3%, and an expected life of .5 to 6 years.

(8) Income Taxes

   The provision for income taxes for fiscal years ended March 31, 1999, 2000 and 2001 consisted of the following (in thousands):

             1999    2000     2001
            ------ -------  -------
Current:
   Federal. $5,654 $10,070  $11,588
   State...    659   1,729    3,423
   Foreign.     --      --    6,131
            ------ -------  -------
             6,313  11,799   21,142
Deferred...     38  (1,422)  (2,642)
            ------ -------  -------
            $6,351 $10,377  $18,500
            ====== =======  =======

   The total tax provision differs from the amount computed by applying the federal income tax rate of 35 percent for 1999 and 2000 and 34 percent for 2001 to income before income taxes for the following reasons (in thousands):

                                                     1999   2000    2001
                                                    ------ ------- -------
      Federal income taxes at statutory rate....... $5,665 $ 9,311 $ 1,916
      Effect of non-deductible goodwill and noncash
        compensation...............................     --      --  13,533
      Effect of other permanent differences........    254     333     809
      State income taxes, net of federal benefit...    432     733   1,600
      Foreign tax rate differential................     --      --     642
                                                    ------ ------- -------
                                                    $6,351 $10,377 $18,500
                                                    ====== ======= =======

                      DIAMONDCLUSTER INTERNATIONAL, INC.

   The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2000 and 2001 are presented below (in thousands):

                                             2000   2001
                                            ------ -------
Deferred tax assets:
   Net operating loss carryforward......... $2,920 $   706
   Reserves and allowances.................  1,976   3,142
   Accrued bonuses.........................    564   3,583
   Accrued recruiting......................     78     211
   Depreciation............................     --   1,054
   Loss on investments.....................     --   1,477
                                            ------ -------
       Total gross deferred tax assets.....  5,538  10,173
Deferred tax liabilities:
   Accelerated depreciation................     70      --
   Unrealized gain on investments..........    344      --
   Unrealized foreign exchange gain........     --      98
   Goodwill--Omnitech......................     59     160
   Other...................................    333     324
                                            ------ -------
       Total deferred tax liabilities......    806     582
                                            ------ -------
Net deferred income taxes.................. $4,732 $ 9,591
                                            ====== =======

   As of March 31, 2001, the Company has state net operating loss carryforwards of approximately $12.8 million which may be used to offset future taxable income. The expiration of these loss carryforwards ranges between four and nineteen years.

   Management believes it is more likely than not that the deferred tax assets will be realized in the future.

(9) Segment Reporting

   The Company operates only in one segment, providing consulting services. Even though the Company has different legal entities operating in various countries, its operation and management is performed on a global basis. A summary of the Company's revenues for the year ended March 31, 2001 is summarized as follows (In thousands):

                                South    North
                         Europe America America  Total
                         ------  -----  ------- -------
                         34,738 6,990   217,612 259,340

   The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. Prior to fiscal 2001, all revenue was generated in North America.

(10) Benefit Plans

  401(k) Plan

   The Company has a noncontributory defined contribution plan covering substantially all of its employees. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company may elect to make contributions to this plan but to date has not done so.

                      DIAMONDCLUSTER INTERNATIONAL, INC.

(11) Business Combinations

   On November 28, 2000, the Company acquired Cluster Telecom B.V. ("Cluster"), a pan-European management consulting firm specializing in wireless technology, internet and digital strategies. Under the terms of the agreement, the Company paid $494.2 million, consisting of $44 million in cash and an aggregate of 6.3 million shares of the Company's Class B Common Stock and 7.5 million options to purchase shares of the Company's Class B Common Stock. The Company filed a Registration Statement on Form S-4 on November 7, 2000. In connection with the acquisition, the Company changed its name from Diamond Technology Partners Incorporated to DiamondCluster International, Inc. At March 31, 2001, the excess of net assets acquired ("Goodwill") recorded for the Cluster acquisition was approximately $300.3 million. Additionally, the Company recorded unearned compensation in connection with this merger.

   In May 2000, the Company acquired Momentus Group Limited ("Momentus"), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid $5.7 million, consisting of approximately $2.9 million in cash and 44,252 shares of the Company's Class A Common Stock. Additionally Momentus shareholders may be paid a maximum of 69,265 shares of the Company's Class A Common Stock over the two years following the closing date upon the achievement of certain performance measures. At March 31, 2001, goodwill recorded for the Momentus acquisition was approximately $5.6 million.

   In October 1999, the Company acquired Leverage Information Systems, Inc., (''Leverage''), a San Francisco based systems architecture and development company specializing in the building of complex web sites and intranets. Under the terms of the acquisition, the Company paid $3.4 million, consisting of $1.0 million in cash and 97,500 shares of the Company's Class A Common Stock. At March 31, 2001, goodwill recorded for the Leverage acquisition was approximately $3.3 million.

   In April 1999, the Company acquired OmniTech Consulting Group, Inc. (''Omnitech''), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $9.0 million, consisting of $4.0 million in cash, a $1.0 million note and 173,461 shares of the Company's Class A Common Stock. Additionally, OmniTech shareholders may be paid a maximum of $2.0 million over the two years following the closing date upon the achievement of certain performance measures. As of March 31, 2001, the full $2 million had been recorded as acquisition costs. At March 31, 2001, goodwill recorded for the Omnitech acquisition was approximately $8.8 million.

   The acquisitions are being accounted for under the purchase method of accounting and, accordingly, the operating results of OmniTech, Leverage, Momentus and Cluster have been included in the Company's consolidated financial statements since the dates of the acquisitions. The amount of goodwill recorded for OmniTech, Leverage, Momentus and Cluster approximated $318 million, and is being amortized on a straight-line basis over useful lives ranging between 5 and 25 years. Amortization of goodwill was $0, $493,000 and $21,928,000 for the years ended March 31, 1999, 2000 and 2001, respectively.

   The following summarized pro forma financial information for the years ended March 31, 2000 and 2001 assume the OmniTech, Leverage, Momentus and Cluster acquisitions occurred as of April 1 of each year:

                                                2000       2001
                                              --------   --------
                                             (in thousands, except
                                                per share data)
                Net revenue................. $184,394    $320,007
                Net income (loss)...........  (53,764)    (75,484)
                Net income (loss) per share:
                   Basic & Diluted.......... $  (1.97)   $  (2.36)

                      DIAMONDCLUSTER INTERNATIONAL, INC.

   These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

(12) Quarterly Financial Information (Unaudited)

   The following table presents the unaudited quarterly financial information for fiscal 2000 and 2001 (in thousands, except per share amounts):

                                            Quarter Ended
                                  ---------------------------------
                                  June 30 Sept 30 Dec 31   Mar 31
                                  ------- ------- ------- --------
Year Ended March 31, 2000
   Net revenues.................. $25,718 $30,467 $36,640 $ 43,410
   Income from operations........   4,551   5,518   6,638    7,896
   Income before taxes...........   4,916   5,931   7,124    8,634
   Net income....................   2,999   3,618   4,345    5,266
   Basic earnings per share......    0.15    0.18    0.21     0.24
   Diluted earnings per share.... $  0.13 $  0.14 $  0.16 $   0.19
Year Ended March 31, 2001
   Net revenues.................. $52,158 $59,878 $73,595 $ 73,709
   Income (loss) from operations.   9,126  10,400   2,639  (19,817)

   Income (loss) before taxes........  11,849  13,682   5,119   (25,017)
   Net income (loss).................   7,228   8,346  (1,168)  (27,273)
   Basic earnings (loss) per share...    0.30    0.34   (0.04)    (0.89)
   Diluted earnings (loss) per share. $  0.24 $  0.28 $ (0.04) $  (0.89)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
DiamondCluster International, Inc.:

   We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          KPMG LLP

Chicago, Illinois
May 1, 2001

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            (Amounts in thousands)

                           Column A                              Column B   Column C   Column D  Column E
                            --------                               ------     ------    ------     ------
                                                                 Balance at Charged to           Balance at
                                                                 Beginning  Costs and            End of
                          Description                            of Period  Expenses   Deduction Period
                          -----------                              ------     ------    ------     ------
For the Year Ended March 31, 2001:
   Deducted from accounts receivable for uncollectible accounts. $1,279     $9,293     $8,544    $2,028
For the Year Ended March 31, 2000:
   Deducted from accounts receivable for uncollectible accounts. $  419     $3,020     $2,160    $1,279
For the Year Ended March 31, 1999:
   Deducted from accounts receivable for uncollectible accounts. $  559     $1,159     $1,299    $  419