Form 10-Q
period 2001-06-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2001-08-14
CIK 924940

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                                  -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of June 30, 2001, there were 22,140,859 shares of Class A Common Stock and 8,345,914 shares of Class B Common Stock of the Registrant outstanding.

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION:
Item 1:  Financial Statements

         Consolidated Balance Sheets as of March 31 and June 30, 2001.........   3
         Consolidated Statements of Operations and Comprehensive Income (Loss)
         for the Three Months Ended June 30, 2000 and 2001....................   4
         Consolidated Statements of Cash Flows for the Three Months Ended
         June 30, 2000 and 2001...............................................   5
         Notes to Consolidated Financial Statements...........................   6

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................   9

Item 3:  Quantitative and Qualitative Disclosure about Market Risk............  12

PART II -- OTHER INFORMATION:

Item 6:  Exhibits and Reports on Form 8-K.....................................  14

SIGNATURES....................................................................  15

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                   March 31,  June 30,
                                                                     2001       2001
                                                                   --------   --------
                                                                             (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents......................................  $151,358   $120,761
  Accounts receivable, net of allowance of $2,028 and
    $2,196 as of March 31, 2001 and June 30, 2001, respectively..    32,879     29,582
 Prepaid expenses and deferred income taxes......................    18,153     13,060
                                                                   --------   --------
Total current assets.............................................   202,390    163,403
Computers, equipment and training software, net..................    16,182     16,888
Other assets.....................................................     8,084      7,639
Goodwill, net....................................................   295,600    280,602
                                                                   --------   --------
Total assets.....................................................  $522,256   $468,532
                                                                   ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................  $  7,824   $  8,275
  Note payable...................................................       500         --
  Other accrued liabilities......................................    61,565     29,320
                                                                   --------   --------
Total current liabilities........................................    69,889     37,595

Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares
    authorized, no shares issued.................................        --         --
  Class A common stock, $.001 par value, 100,000 shares
    authorized, 23,659 issued as of March 31, 2001 and
    24,252 issued as of June 30, 2001............................        24         24
  Class B common stock, $.001 par value, 20,000 shares
    authorized, 8,752 issued as of March 31, 2001 and
    8,670 issued as of June 30, 2001.............................         9          9
  Additional paid-in capital.....................................   652,234    655,196
  Unearned compensation..........................................  (177,375)  (162,268)
  Notes receivable from sale of common stock.....................      (332)      (228)
  Accumulated other comprehensive income.........................    (1,249)    (4,235)
  Retained earnings (deficit)....................................    19,812    (10,636)
                                                                   --------   --------
                                                                    493,123    477,862

Less Common Stock in treasury, at cost, 2,016 shares held
    at March 31, 2001 and 2,436 shares held at June 30,
    2001.........................................................    40,756     46,925
                                                                   --------   --------

Total stockholders' equity.......................................   452,367    430,937
                                                                   --------   --------

Total liabilities and stockholders' equity.......................  $522,256   $468,532
                                                                   ========   ========

          See accompanying notes to consolidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands, except per share data)
                                  (Unaudited)

                                                            For the Quarter
                                                            Ended June 30,
                                                        -----------------------
                                                         2000            2001
                                                         ----            ----
Net revenue                                             $52,158        $ 57,207
                                                        -------        --------

Operating expenses:
  Project personnel and related expenses                 27,700          37,052
  Professional development and recruiting                 4,799           3,662
  Marketing and sales                                     3,269           2,641
  Management and administrative support                   6,956          13,747
  Goodwill amortization                                     308          15,430
  Noncash compensation *                                     --          13,817
                                                        -------        --------

Total operating expenses                                 43,032          86,349
                                                        -------        --------

Income (loss) from operations                             9,126         (29,142)

Other income (expense), net                               2,723            (421)
                                                        -------        --------
Income (loss) before taxes                               11,849         (29,563)
Income taxes                                              4,621             885
                                                        -------        --------

Net income (loss)                                         7,228         (30,448)
Unrealized gain (loss) from securities, net of            1,318             145
 income tax expense of $835 and net of income
 tax benefit of  $93 as of June 30, 2000 and
 2001, respectively
Foreign currency translation adjustments                     --          (3,131)
                                                        -------        --------

Comprehensive income (loss)                             $ 8,546        $(33,434)
                                                        =======        ========

Basic net income (loss) per share of common stock       $  0.30        $  (1.00)

Diluted net income (loss) per share of common stock     $  0.24        $  (1.00)

Shares used in computing basic net income (loss) per
share of common stock                                    24,164          30,330

Shares used in computing diluted net income (loss)
per share of common stock                                29,677          30,330

--------------------------------------------------------------------------------
* Noncash compensation:....................................
--------------------------------------------------------------------------------
  Project personnel and related expenses...................     --        13,656
--------------------------------------------------------------------------------
  Professional development and recruiting..................     --            14
--------------------------------------------------------------------------------
  Marketing and sales......................................     --             9
--------------------------------------------------------------------------------
  Management and administrative support....................     --           138
--------------------------------------------------------------------------------
     Total noncash compensation............................     --        13,817
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               For the Three Months
                                                                 Ended June 30,
                                                              ---------------------
                                                                2000        2001
                                                              --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $  7,228    $(30,448)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization...........................     1,209       1,891
    Goodwill amortization...................................       308      15,430
    Noncash compensation....................................        --      13,817
    Deferred income taxes...................................       835       2,114
    Tax benefits from employee stock plans..................     2,551         551
    Write-down of equity investments........................        --       3,564
    Other...................................................        --      (2,123)
  Changes in assets and liabilities, net of effects
     of acquisition:
      Accounts receivable...................................    (1,549)      2,308
      Prepaid expenses and other............................     1,249       2,781
      Accounts payable......................................     1,142       1,531
      Other assets and liabilities..........................       214     (30,720)
                                                              --------    --------
Net cash provided by (used in) operating activities.........    13,187     (19,304)
                                                              --------    --------
Cash flows from investing activities:
  Capital expenditures, net.................................    (2,070)     (2,832)
  Payments for purchase of companies........................    (3,241)     (1,267)
  Other assets..............................................    (1,176)     (3,353)
                                                              --------    --------
Net cash used in investing activities.......................    (6,487)     (7,452)
                                                              --------    --------
Cash flows from financing activities:
  Repayment of note payable.................................      (500)       (500)
  Stock issuance costs......................................        (2)         --
  Common stock issued.......................................     3,743       3,637
  Purchase of treasury stock................................        --      (6,171)
                                                              --------    --------
Net cash provided by (used in) financing activities.........     3,241      (3,034)
                                                              --------    --------
Effect of exchange rate changes on cash.....................        12        (807)
                                                              --------    --------

Net increase (decrease) in cash and cash equivalents........     9,953     (30,597)
Cash and cash equivalents at beginning of period............   182,945     151,358
                                                              --------    --------
Cash and cash equivalents at end of period..................  $192,898    $120,761
                                                              ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $     13    $     51
  Cash paid during the period for income taxes..............         1       1,646

Supplemental disclosure of noncash investing and financing
Activities:
  Issuance of common stock for notes........................  $    422    $     --

          See accompanying notes to consolidated financial statements

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A. Basis of Reporting


     The accompanying consolidated financial statements of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated (the "Company"), include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter ended June 30, 2001, are not necessarily indicative of results for the full year.


B.   Business Combinations


     On November 28, 2000, the Company acquired Cluster Telecom B.V. ("Cluster"), a pan-European management consulting firm specializing in wireless technology, internet and digital strategies. Under the terms of the agreement, the Company paid $494.2 million, consisting of $44 million in cash and an aggregate of 6.3 million shares of the Company's Class B Common Stock and 7.5 million options to purchase shares of the Company's Class B Common Stock. The Company filed a Registration Statement on Form S-4 on November 7, 2000. In connection with the acquisition, the Company changed its name from Diamond Technology Partners Incorporated to DiamondCluster International, Inc. At June 30, 2001, the excess of net assets acquired ("Goodwill") recorded for the Cluster acquisition was approximately $300.6 million. Additionally, the Company recorded unearned compensation in connection with this acquisition.

     In May 2000, the Company acquired Momentus Group Limited ("Momentus"), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid $5.7 million, consisting of approximately $2.9 million in cash and 44,252 shares of the Company's Class A Common Stock. Additionally, Momentus shareholders were paid 13,798 shares of the Company's Class A Common Stock in May, 2001 for achievement of certain performance measures, and may be paid up to an additional 49,475 shares in May 2002 upon further achievement of these performance measures. At June 30, 2001, goodwill recorded for the Momentus acquisition was approximately $5.7 million.

     In October 1999, the Company acquired Leverage Information Systems, Inc., ("Leverage"), a San Francisco based systems architecture and development company specializing in the building of complex web sites and intranets. Under the terms of the acquisition, the Company paid $3.4 million, consisting of $1.0 million in cash and 97,500 shares of the Company's Class A Common Stock. At June 30, 2001, goodwill recorded for the Leverage acquisition was approximately $3.3 million.

     In April 1999, the Company acquired OmniTech Consulting Group, Inc. ("Omnitech"), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $9.0 million, consisting of $4.0 million in cash, a $1.0 million note (which has been fully paid), and 173,461 shares of the Company' Class A Common Stock. At June 30, 2001, goodwill recorded for the Omnitech acquisition was approximately $8.8 million.

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

     The following summarized unaudited pro forma financial information for the three months ended June 30, 2000 and 2001 assumes the Momentus and Cluster acquisitions occurred as of April 1 of each year:

                                                                Three Months
                                                               Ended June 30,
                                                    -------------------------------------
                                                      2000                         2001
                                                    -------                      --------
                                                    (in thousands, except per share data)

Net Revenue......................................   $71,782                      $ 57,207

Net income (loss)................................    (9,092)                      (30,448)

Net income (loss) per share:
  Basic..........................................     (0.30)                        (1.00)

  Diluted........................................     (0.30)                        (1.00)

     These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

C.   Net Income (Loss) Per Share

     Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net income (loss) per share for the three month periods ended June 30, 2000 and 2001:

                                                                                      2000    2001
                                                                                     ------  ------
     Shares used in computing basic net income (loss) per share....................  24,164  30,330
     Dilutive effect of stock options and warrants.................................   5,513      --
                                                                                     ------  ------
     Shares used in computing diluted net income (loss) per share..................  29,677  30,330
                                                                                     ======  ======
     Antidilutive securities not included in dilutive net income (loss) per share
       calculation.................................................................     522  19,510
                                                                                     ======  ======

D.   New Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting.

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

Overview

     We are a global business strategy and technology solutions firm that delivers value to its leading national and multinational clients by developing and implementing innovative digital strategies that capitalize on the opportunities presented by new technologies. Once conceived, we believe such strategies must be implemented rapidly in order to maximize competitive benefits. We have experienced substantial revenue growth since our inception, generating net revenues of $57.2 million from 79 clients during the three months ended June 30, 2001. We employed 1,110 client-serving professionals as of June 30, 2001.

     Our revenues are comprised of professional fees for services rendered to our clients which are billed either monthly or semi-monthly in accordance with the terms of the client engagement. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement. Out-of-pocket expenses are either reimbursed by our clients and offset against expenses incurred or, if not reimbursed, reduce the amount of recognized revenues. Provisions are made based on our experience for estimated uncollectible amounts or costs that are estimated to exceed revenue on client engagements. Although from time to time we have been required to make revisions to our clients' estimated deliverables, to date none of such revisions have had a material adverse effect on our operating or financial results.

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

     We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry. In addition, we monitor the progress of client projects with client senior management. We manage activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. Because most of our client engagements are, and may be in the future, terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While the number of client serving professionals must be adjusted to reflect active engagements, we must maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

Results of Operations

     The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                            For the Quarter
                                                            Ended June 30,
                                                            ---------------
                                                             2000     2001
                                                            -----    ------

Net revenues                                                100.0%    100.0%
                                                            -----    ------
Operating expenses:
  Project personnel and related expenses                     53.1      64.8
  Professional development and recruiting                     9.2       6.4
  Marketing and sales                                         6.3       4.6
  Management and administrative support                      13.3      24.0
  Goodwill amortization                                       0.6      27.0
  Noncash compensation                                         --      24.2
                                                            -----    ------
        Total operating expenses                             82.5     151.0
                                                            -----    ------
Income (loss) from operations                                17.5     (51.0)
Other income (loss), net                                      5.2      (0.7)
                                                            -----    ------
Income (loss) before taxes                                   22.7     (51.7)
Income taxes                                                  8.8       1.5
                                                            -----    ------
Net income (loss)                                            13.9%    (53.2)%
                                                            =====    ======

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

     Our net income of $7.2 million during the quarter ended June 30, 2000 decreased $37.7 million resulting in a net loss of $30.4 million during the quarter ended June 30, 2001 primarily due to amortization of goodwill and noncash compensation and a decrease in operating income before amortization of goodwill and noncash compensation. The acquisition of Cluster closed on November 28, 2000 and Cluster's results are included from that date.

    Our net revenues increased 9.7% to $57.2 million during the quarter ended June 30, 2001 as compared to the same period in the prior year. The increase in our net revenues is primarily due to the Cluster transaction. Revenue from new clients accounted for 7% of the revenue during the three month period ended June 30, 2001 while revenue to existing clients accounted for 93% of revenue. We served 79 clients during the quarter ended June 30, 2001 as compared to 67 clients during the same period in the prior year.

     Project personnel and related expenses increased $9.4 million to $37.1 million during the quarter ended June 30, 2001 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 33.8% from the same period in the prior year due to increases in both the number and compensation of our client-serving professionals. We increased our client-serving professional staff from 506 at June 30, 2000 to 1,110 at June 30, 2001 principally as a result of the Cluster transaction. As a percentage of net revenues, project personnel and related expenses increased from 53.1% to 64.8% during the quarter ended June 30, 2001, as compared to the same period in the prior year, due primarily to decreases in utilization of our client serving professionals.

     Professional development and recruiting expenses decreased $1.1 million to $3.7 million during the quarter ended June 30, 2001 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting and the deferral of several firmwide meetings. As a percentage of net revenues, these expenses decreased to 6.4% as compared to 9.2% during the same period in the prior year.

     Marketing and sales expenses decreased from $3.3 million to $2.6 million during the quarter ended June 30, 2001 as compared to the same period in the prior year as a result of decreased marketing activities. As a percentage of net revenues, these expenses decreased to 4.6% as compared to 6.3% during the same period in the prior year.

     Management and administrative support expenses increased from $7.0 million to $13.7 million, or 97.6%, during the quarter ended June 30, 2001 as compared to the same period in the prior year as a result of additional facilities, including the opening of the New York office during the third fiscal quarter of FY 2001, offices located in Barcelona, Boston, Dusseldorf, Lisbon, London, Madrid, Munich, Paris, and Sao Paolo resulting from the Cluster transaction, and equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, these expenses increased from 13.3% to 24.0% during the quarter ended June 30, 2001 as compared to the same period in the prior year.

     Goodwill amortization increased $15.1 million from $0.3 million to $15.4 million during the quarter ended June 30, 2001 as compared to the same period in the prior year as a result of the acquisitions of Momentus and Cluster which were completed in May and November 2000, respectively. As a percentage of net revenues, these expenses increased from 0.6% to 27.0% as compared to the same period in the prior year.

     Noncash compensation increased from zero during the quarter ended June 30, 2000 to $13.8 million during the quarter ended June 30, 2001. This is primarily the amortization of equity granted to employees at amounts below fair market value as a result of the Cluster acquisition that will be earned contingent on their continued employment. As a percentage of net revenues, noncash compensation is 24.2%.

     Income from operations decreased from $9.1 million to a loss from operations of $29.1 million during the quarter ended June 30, 2001 as compared to the same period in the prior year due primarily to the amortization of goodwill and noncash compensation and due to a decline in the utilization of our client serving professionals. EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation, decreased from $9.4 million to $0.1 million during the quarter ended June 30, 2001 as compared to the same period in the prior year.

     Other income decreased from $2.7 million to a loss of $0.4 million during the quarter ended June 30, 2001 as compared to the same period in the prior year primarily as a result of realized losses on equity investments of $3.6 million, partially offset by foreign exchange gains of $1.8 million. As a percentage of net revenues, other income decreased from 5.2% to a loss of 0.7%.

     Income taxes decreased from $4.6 million to $0.9 million due principally to a decrease in income before taxes goodwill amortization and noncash compensation.

Liquidity and Capital Resources


     We maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement from a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit has been reduced to account for letters of credit outstanding. As of June 30, 2001, we had approximately $9.9 million available under this line of credit.

     Net cash of $19.3 million used in operating activities consisted primarily of income (after adjusting net loss for non-cash items) of $4.8 million, and $24.1 million used for working capital and other activities. Net cash used for working capital and other activities resulted primarily from other assets and liabilities of $30.7 million made up mainly of the fiscal year 2001 bonuses that were paid out during the three months ended June 30, 2001, which was offset by decreases in accounts receivable and prepaid expenses totaling $5.1 million and increases in accounts payable of $1.5 million. Our billings for the quarter ended June 30, 2001 totaled $68.3 million. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients which are not included in recognized revenues. Our gross accounts receivable balance of $31.8 million at June 30, 2001 represented 42 days of billings for the quarter.

     Cash used in investing activities was $7.5 million for the three month period ended June 30, 2001. Cash used in investing activities resulted primarily from purchases of property and equipment of $2.8 million, cash used in acquisitions of $1.3 million and cash used for other assets of $3.4 million

     Cash used in financing activities was $3.0 million for the three month period ended June 30, 2001. Cash used in financing activities resulted primarily from the repurchase of DiamondCluster's Common Stock totaling $6.2 million, which was offset by common stock issued during the quarter totaling $3.6 million. During fiscal year 2001 our Board of Directors authorized the repurchase, from time to time, of an additional two million shares of our Class A Common Stock as part of our existing stock repurchase program. This authorization brought the total authorized shares to three million shares for the stock repurchase program, which commenced in October 1998 when our Board of Directors authorized the repurchase of up to one million shares of our Class A Common Stock. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. At June 30, 2001, the number of shares purchased under this authorization was 2.4 million shares at an aggregate cost of $46.9 million. We funded the repurchases through our cash balances.

     On January 30, 2001, we offered our employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options granted to them in exchange for new options to purchase the same class of shares, a majority of which will vest proportionately over a four year period. A total of 2.3 million stock options were cancelled as part of this plan. The new options granted on August 9, 2001 ranged from 75% to 100% of the original grant, and were granted six months and one day from the date the old options were cancelled. The exercise price for a majority of the options granted on August 9, 2001 was set at fair market value. Employees who accepted the offer were required to make an election with respect to all covered options by February 8, 2001. In order to receive the new options, the employees had to remain employed by DiamondCluster until the new grant date. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster.


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

Quantitative and Qualitative Disclosure About Market Risk

  Foreign Currency Risk:

     International revenues are made mostly from our sales in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country, most of which are tied to the Euro. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impacted by changes in these or other factors. These financial statements are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability.

     The Company has entered into transactions to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency denominated assets and liabilities. These transactions involve the use of forward foreign exchange contracts in certain European currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis.

                          PART II.  OTHER INFORMATION

Item 1 -- 5

     None

Item 6 Exhibits and Reports on Form 8-K

     (a)   Exhibits

 3.1 (a) Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-17785) and incorporated herein by reference)

 3.1 (b) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(b) to the Registration Statement on Form S-1 (File No. 333-17785)

 3.1 (c)* Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company

 3.2       By-Laws (filed as Exhibit 3.2 to the Registration Statement on
           Form S-1 (File No. 333-17785) and incorporated herein by reference)

99.1*      Risk Factors

*filed herewith

     (b)   Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DIAMONDCLUSTER INTERNATIONAL, INC.

Date:  August 14, 2001        By: /s/ Melvyn E. Bergstein
                              ---------------------------
                              Melvyn E. Bergstein
                              Chairman, Chief Executive Officer and Director


Date:  August 14, 2001        By: /s/ KARL E. BUPP
                              --------------------
                              Karl E. Bupp
                              Vice President, Chief Financial Officer and
                              Treasurer