Form 10-K/A
period 2001-03-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2001-08-15
CIK 924940

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No_X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of May 31, 2001 there were 22,115,426 shares of Class A Common Stock and 8,166,507 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates was an estimated $284.0 million based upon the closing price of $14.11 per share on May 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

The undersigned Registrant (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2001 ("fiscal 2001") as follows:

     1. Deleting in its entirety from Part IV, Item 14, Financial Statement Schedules the "Consolidated Balance Sheets March 31, 2000 and 2001" and substituting in lieu thereof the "Consolidated Balance Sheets March 31, 2000 and 2001" set forth below to reflect the correction of the "Preferred Stock authorized" as of March 31, 2001 and March 31, 2000 from 2 to 2,000 and "Class A Common Stock authorized" as of March 31, 2001 from 40,000 to 100,000.

     2.   Correcting the reference in the footnote designated with a "**" in
          Part IV, Item 14 "Exhibits" from an incorporation by reference from the "Company's Registration Statement on Form S-3 (No.333-30666)" to the "Company's Registration Statement on Form S-1 (File No.333-17785)" for all exhibit numbers denoted with a "**" except for Exhibit Number 99.1

     3.   Correcting the reference in the footnote designated with a "**" in
          Part IV, Item 14 "Exhibits" from an incorporation by reference from the Company's Registration Statement on Form S-3 (No. 33-30666)" to the "Company's Registration Statement on Form S-4 (File No. 333-47830)" for Exhibit Number 99.1

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                             March 31, 2000 and 2001
                      (In thousands, except per share data)

==============================================================================================================
                           Assets                                                     2000          2001
--------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                         $ 182,945    $ 151,358
  Accounts receivable, net of allowance of $1,279 and $2,028
    as of March 31, 2000 and 2001, respectively                                        10,596       32,879
  Income taxes receivable                                                              13,874         --
  Prepaid expenses and deferred taxes                                                   7,144       18,153

----------------------------------------------------------------------------------------------------------

Total current assets                                                                  214,559      202,390

Computers, equipment, and software, net                                                 8,214       16,182
Other assets                                                                           15,981        8,084
Goodwill, net                                                                          10,656      295,600
----------------------------------------------------------------------------------------------------------

Total assets                                                                        $ 249,410    $ 522,256
==========================================================================================================

                 Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                  $   3,759    $   7,824
  Note payable, current portion                                                           500          500
  Accrued compensation                                                                 14,219       28,336
  Deferred revenue                                                                      3,629        2,684
  Taxes payable                                                                          --         11,027
  Other accrued liabilities                                                             8,485       19,518
----------------------------------------------------------------------------------------------------------

Total current liabilities                                                              30,592       69,889

Note payable, less current portion                                                        500         --
----------------------------------------------------------------------------------------------------------

Total liabilities                                                                      31,092       69,889
----------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued            --           --
  Class A Common Stock, $.001 par value, 100,000 shares authorized, 21,958
    and 23,659 issued as of March 31, 2000 and 2001, respectively                          22           24
  Class B Common Stock, $.001 par value, 20,000 shares authorized, 2,701
    and 8,752 issued as of March 31, 2000 and 2001, respectively                            3            9
  Additional paid-in capital                                                          195,372      652,234
  Unearned compensation                                                                  --       (177,375)
  Notes receivable from sale of common stock                                             (232)        (332)
  Accumulated other comprehensive income                                                  539       (1,249)
  Retained earnings                                                                    32,679       19,812
----------------------------------------------------------------------------------------------------------

                                                                                      228,383      493,123

Less Class A Common Stock in treasury, at cost, 770 shares held at
  March 31, 2000 and 2,016 shares held at March 31, 2001                               10,065       40,756
----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                            218,318      452,367
----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                          $ 249,410    $ 522,256
==========================================================================================================

         See accompanying notes to consolidated financial statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIAMONDCLUSTER INTERNATIONAL, INC.

                               By
                                  ----------------------------------------------
                                           Melvyn E. Bergstein
                                    Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


           Signature                        Title                                          Date


*                                Chairman and Chief Executive Officer                  August 14, 2001
--------------------------------
Melvyn E. Bergstein              (Principal Executive Officer)
*                                Chief Financial Officer and Treasurer                 August 14, 2001
--------------------------------
Karl E. Bupp                     (Principal Financial and Accounting Officer)
*                                Vice Chairman, Secretary and Director                 August 14, 2001
--------------------------------
Michael E. Mikolajczyk
*                                Vice Chairman and Director                            August 14, 2001
--------------------------------
John J. Sviokla
*                                President, North America and Director                 August 14, 2001
--------------------------------
Adam J. Gutstein
*                                President, Europe and Latin America and Director      August 14, 2001
--------------------------------
Javier Rubio
*                                Director                                              August 14, 2001
--------------------------------
Christopher J. Moffitt
*                                Director                                              August 14, 2001
--------------------------------
Edward R. Anderson
*                                Director                                              August 14, 2001
--------------------------------
Donald R. Caldwell
*                                Director                                              August 14, 2001
--------------------------------
Alan C. Kay
*                                Director                                              August 14, 2001
--------------------------------
Mark L. Gordon
*                                Director                                              August 14, 2001
--------------------------------
Arnold R. Weber
*                                Director                                              August 14, 2001
---------------------------
John D. Loewenberg


*  By:  Melvyn E. Bergstein, Attorney-in-Fact