Form 10-Q
period 2001-09-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2001-11-14
CIK 924940

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

                   For the quarter ended September 30, 2001
                                      or
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   As of September 30, 2001, there were 23,257,344 shares of Class A Common Stock and 7,730,123 shares of Class B Common Stock of the Registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2001

                               -----------------

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION:

Item 1: Financial Statements
        Consolidated Balance Sheets as of March 31 and September 30, 2001..........................  3
        Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six
          Months Ended September 30, 2000 and 2001.................................................  4
        Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2000 and 2001.  5
        Notes to Consolidated Financial Statements.................................................  6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations......  9

Item 3: Quantitative and Qualitative Disclosure about Market Risk.................................. 14

PART II--OTHER INFORMATION:

Item 4: Submission of Matters to a Vote of Security Shareholders................................... 15

Item 6: Exhibits and Reports on Form 8-K........................................................... 16

SIGNATURES......................................................................................... 17

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                March 31,  September 30,
                                                                                  2001         2001
                                                                                ---------  -------------
                                                                                            (Unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents................................................... $ 151,358    $ 122,168
   Accounts receivable, net of allowance of $2,028 and $2,333 as of March 31,
     2001 and September 30, 2001, respectively.................................    32,879       30,532
   Prepaid expenses and deferred taxes.........................................    18,153        8,428
                                                                                ---------    ---------
       Total current assets....................................................   202,390      161,128
Computers, equipment, and software, net........................................    16,182       17,490
Other assets and deferred taxes................................................     8,084       11,693
Goodwill, net..................................................................   295,600      265,149
                                                                                ---------    ---------
       Total assets............................................................ $ 522,256    $ 455,460
                                                                                =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................ $   7,824    $   6,538
   Note payable................................................................       500           --
   Other accrued liabilities...................................................    61,565       30,012
                                                                                ---------    ---------
       Total current liabilities...............................................    69,889       36,550
Stockholders' equity:
   Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued.        --           --
   Class A Common Stock, $.001 par value, 200,000 shares authorized, 23,659
     issued as of March 31, 2001 and 25,370 issued as of September 30, 2001....        24           25
   Class B Common Stock, $.001 par value, 100,000 shares authorized, 8,752
     issued as of March 31, 2001 and 8,054 issued as of September 30, 2001.....         9            8
   Additional paid-in capital..................................................   652,234      656,446
   Unearned compensation.......................................................  (177,375)    (149,409)
   Notes receivable from sale of common stock..................................      (332)        (215)
   Accumulated other comprehensive income (loss)...............................    (1,249)      (2,197)
   Retained earnings (accumulated deficit).....................................    19,812      (38,823)
                                                                                ---------    ---------
                                                                                  493,123      465,835
Less Common Stock in treasury, at cost, 2,016 shares held at March 31, 2001 and
  2,436 shares held at September 30, 2001......................................    40,756       46,925
                                                                                ---------    ---------
       Total stockholders' equity..............................................   452,367      418,910
                                                                                ---------    ---------
       Total liabilities and stockholders' equity.............................. $ 522,256    $ 455,460
                                                                                =========    =========

          See accompanying notes to conoslidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                  For the Three Months For the Six Months
                                                                  ended September 30,  ended September 30,
                                                                  -------------------  ------------------
                                                                    2000       2001      2000      2001
                                                                  -------    --------  --------  --------
Net revenue...................................................... $59,878    $ 50,128  $112,036  $107,335
                                                                  -------    --------  --------  --------
Operating expenses:
   Project personnel and related expenses........................  31,758      33,667    59,458    70,719
   Professional development and recruiting.......................   6,337       3,564    11,136     7,226
   Marketing and sales...........................................   2,981       1,871     6,250     4,512
   Management and administrative support.........................   8,006      11,934    14,962    25,681
   Goodwill amortization.........................................     396      15,453       704    30,883
   Noncash compensation*.........................................      --      13,159        --    26,976
                                                                  -------    --------  --------  --------
       Total operating expenses..................................  49,478      79,648    92,510   165,997
                                                                  -------    --------  --------  --------
Income (loss) from operations....................................  10,400     (29,520)   19,526   (58,662)
Other income (expense), net......................................   3,282        (365)    6,005      (786)
                                                                  -------    --------  --------  --------
Income (loss) before taxes.......................................  13,682     (29,885)   25,531   (59,448)
Income taxes.....................................................   5,336      (1,698)    9,957      (813)
                                                                  -------    --------  --------  --------
Net income (loss)................................................   8,346     (28,187)   15,574   (58,635)
   Unrealized gain (loss) from securities, net of income tax
     expense (benefit) of ($540) and ($150) for the three months ended September 30, 2000 and 2001, respectively, and $302
     and ($57) for the six months ended September 30, 2000 and
     2001, respectively..........................................    (918)       (236)      412       (91)
   Foreign currency translation adjustments......................      --       2,274        --      (857)
                                                                  -------    --------  --------  --------
Comprehensive income (loss)...................................... $ 7,428    $(26,149) $ 15,986  $(59,583)
                                                                  =======    ========  ========  ========
Basic net income (loss) per share of common stock................ $  0.34    $  (0.92) $   0.64  $  (1.92)
                                                                  =======    ========  ========  ========
Diluted net income (loss) per share of common stock.............. $  0.28    $  (0.92) $   0.52  $  (1.92)
                                                                  =======    ========  ========  ========
Shares used in computing basic net income (loss) per share of
  common stock...................................................  24,231      30,775    24,198    30,553
Shares used in computing diluted net income (loss) per share of
  common stock...................................................  29,859      30,775    29,768    30,553
----------------------------------------------------------------
* Noncash compensation:
   Project personnel and related expenses........................      --      12,924        --    26,580
   Professional development and recruiting.......................      --          34        --        48
   Marketing and sales...........................................      --          29        --        38
   Management and administrative support.........................      --         172        --       310
                                                                  -------    --------  --------  --------
       Total noncash compensation................................      --      13,159        --    26,976

          See accompanying notes to consolidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   For the Six Months
                                                                                   Ended September 30,
                                                                                   ------------------
                                                                                     2000      2001
                                                                                   --------  --------
Cash flows from operating activities:
 Net income (loss)................................................................ $ 15,574  $(58,635)
 Adjustments to reconcile net income (loss) to net cash from operating activities:
   Depreciation and amortization..................................................    2,607     4,113
   Goodwill amortization..........................................................      704    30,883
   Noncash compensation...........................................................             26,976
   Deferred income taxes..........................................................      303     2,058
   Tax benefits from employee stock plans.........................................    5,066       739
   Write-down of equity investments...............................................       --     3,564
   Other..........................................................................       --    (1,846)
   Changes in assets and liabilities, net of effects of acquisition:
     Accounts receivable..........................................................   (6,412)    2,883
     Prepaid expenses and other...................................................    2,240     2,853
     Accounts payable.............................................................    1,784      (350)
     Other assets and liabilities.................................................    9,629   (33,745)
                                                                                   --------  --------
Net cash provided by (used in) operating activities...............................   31,495   (20,507)
                                                                                   --------  --------
Cash flows from investing activities:
 Capital expenditures, net........................................................   (3,791)   (5,171)
 Acquisitions, net of cash acquired...............................................   (3,241)   (1,468)
 Other assets.....................................................................   (2,354)   (3,353)
                                                                                   --------  --------
Net cash used in investing activities.............................................   (9,386)   (9,992)
                                                                                   --------  --------
Cash flows from financing activities:
 Repayment of note................................................................     (500)     (500)
 Stock issuance costs.............................................................       (4)       --
 Common stock issued..............................................................    5,484     4,301
 Purchase of treasury stock.......................................................       --    (6,171)
                                                                                   --------  --------
Net cash provided by (used in) financing activities...............................    4,980    (2,370)
                                                                                   --------  --------
Effect of exchange rate changes on cash...........................................      (61)    3,679
                                                                                   --------  --------
Net increase (decrease) in cash and cash equivalents..............................   27,028   (29,190)
Cash and cash equivalents at beginning of period..................................  182,945   151,358
                                                                                   --------  --------
Cash and cash equivalents at end of period........................................ $209,973  $122,168
                                                                                   ========  ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest....................................... $     13  $     51
   Cash paid during the period for income taxes...................................       24     2,681
Supplemental disclosure for noncash investing and financing activities:
   Issuance of common stock for notes............................................. $    483  $     --

          See accompanying notes to consolidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. Basis of Reporting

   The accompanying consolidated financial statements of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated (the ''Company''), include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the quarter ended September 30, 2001, are not necessarily indicative of results for the full year.

B. Business Combinations

   On November 28, 2000, the Company acquired Cluster Telecom B.V. ("Cluster"), a pan-European management consulting firm specializing in wireless technology, internet and digital strategies. Under the terms of the agreement, the Company paid $494.2 million, consisting of $44 million in cash and an aggregate of 6.3 million shares of the Company's Class B Common Stock and 7.5 million options to purchase shares of the Company's Class B Common Stock. In connection with the acquisition, the Company changed its name from Diamond Technology Partners Incorporated to DiamondCluster International, Inc. At September 30, 2001, the excess of net assets acquired ("Goodwill") recorded for the Cluster acquisition was approximately $300.6 million. Additionally, the Company recorded unearned compensation in connection with this acquisition.

   In May 2000, the Company acquired Momentus Group Limited ("Momentus"), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid $5.7 million, consisting of approximately $2.9 million in cash and 44,252 shares of the Company's Class A Common Stock. Additionally, Momentus shareholders were paid 13,798 shares of the Company's Class A Common Stock in May, 2001 for achievement of certain performance measures, and may earn up to an additional 49,475 shares through March 31, 2003 upon further achievement of these performance measures. At September 30, 2001, goodwill recorded for the Momentus acquisition was approximately $5.7 million.

   In October 1999, the Company acquired Leverage Information Systems, Inc. (''Leverage''), a San Francisco based systems architecture and development company specializing in the building of complex web sites and intranets. Under the terms of the acquisition, the Company paid $3.4 million, consisting of $1.0 million in cash and 97,500 shares of the Company's Class A Common Stock. At September 30, 2001, goodwill recorded for the Leverage acquisition was approximately $3.3 million.

   In April 1999, the Company acquired OmniTech Consulting Group, Inc. (''Omnitech''), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $9.0 million, consisting of $4.0 million in cash, a $1.0 million note (which has been fully paid), and 173,461 shares of the Company' Class A Common Stock. At September 30, 2001, goodwill recorded for the Omnitech acquisition was approximately $8.8 million.

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

   The following summarized unaudited pro forma financial information for the three and six months ended September 30, 2000 assumes the Momentus and Cluster acquisitions occurred as of April 1, 2000:

                           Three Months Ended  Six Months Ended
                           September 30, 2000 September 30, 2000
                           ------------------ ------------------
                           (in thousands, except per share data)
                                        (Unaudited)
Net Revenues..............      $84,234            $156,016
Net income (loss).........       (6,926)            (16,018)
Earnings (loss) per share:
   Basic..................      $ (0.23)           $  (0.53)
   Diluted................      $ (0.23)           $  (0.53)

   These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

C. Net Income (Loss) Per Share

   Following is a reconciliation of the shares used in computing basic and diluted net income (loss) per share for the three and six month periods ended September 30, 2000 and 2001:

                                                            Three Months Ended Six Months Ended
                                                              September 30,     September 30,
                                                            ------------------ ----------------
                                                              2000      2001     2000    2001
                                                             ------    ------   ------  ------
                                                                      (in thousands)
                                                                        (Unaudited)
Shares used in computing basic net income (loss) per
  share.................................................... 24,231    30,775   24,198   30,553
Dilutive effect of stock options and warrants..............  5,628        --    5,570       --
                                                             ------    ------   ------  ------
Shares used in computing diluted net income (loss) per
  share.................................................... 29,859    30,775   29,768   30,553
                                                             ======    ======   ======  ======
Antidilutive securities not included in dilutive net income
  (loss) per share calculation.............................    407    23,366      464   23,366
                                                             ======    ======   ======  ======

D. Foreign Exchange Risk Management

   The Company has entered into a transaction to reduce the effect of foreign exchange translation gains and losses from the parent company's investment in its foreign subsidiaries. This transaction involves the use of a forward foreign exchange contract in the Euro currency. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                                  (Unaudited)

program, increases or decreases in the parent company's investment in its foreign subsidiaries due to foreign exchange rates are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred. This forward contract is marked-to-market on a monthly basis and recorded as a foreign currency translation adjustment in comprehensive income.

E. New Accounting Pronouncements

   On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. Management has evaluated the impact of the adoption of SFAS 143 and has determined that it has no material effect on the consolidated financial statements.

   In October, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

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

Overview

   We are a global business strategy and technology solutions firm that delivers value to its leading national and multinational clients by developing and implementing innovative digital strategies that capitalize on the opportunities and cost savings presented by new technologies. Once conceived, we believe such strategies must be implemented rapidly in order to maximize competitive benefits. We have experienced substantial revenue growth since our inception, generating net revenues of $107.3 million from 111 clients during the six months ended September 30, 2001. We employed 1,095 client-serving professionals as of September 30, 2001.

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

Results of Operations

   The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                              For the Quarter   For the Six Months
                                            Ended September 30, Ended September 30,
                                            -----------------   -----------------
                                              2000      2001      2000      2001
                                             -----      -----    -----      -----
Net revenues............................... 100.0%      100.0%  100.0%      100.0%
                                             -----      -----    -----      -----
Operating expenses:
   Project personnel and related expenses..  53.0        67.2    53.1        65.9
   Professional development and recruiting.  10.6         7.1     9.9         6.7
   Marketing and sales.....................   5.0         3.7     5.6         4.2
   Management and administrative support...  13.4        23.8    13.4        23.9
   Goodwill amortization...................   0.6        30.8     0.6        28.8
   Noncash compensation....................    --        26.3      --        25.1
                                             -----      -----    -----      -----
       Total operating expenses............  82.6       158.9    82.6       154.6
                                             -----      -----    -----      -----
Income (loss) from operations..............  17.4       (58.9)   17.4       (54.6)
Other income (loss), net...................   5.4        (0.7)    5.4        (0.7)
                                             -----      -----    -----      -----
Income (loss) before taxes.................  22.8       (59.6)   22.8       (55.3)
Income taxes...............................   8.9        (3.4)    8.9        (0.7)
                                             -----      -----    -----      -----
Net income (loss)..........................  13.9%      (56.2)%  13.9%      (54.6)%
                                             =====      =====    =====      =====

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

   Our net income of $8.3 million during the quarter ended September 30, 2000 decreased $36.5 million resulting in a net loss of $28.2 million during the quarter ended September 30, 2001, due primarily to amortization of goodwill and noncash compensation costs associated with the Cluster Consulting transaction that closed on November 28, 2000, as well as a decrease in operating income before amortization of goodwill and noncash compensation.

   Net revenue for the quarter ended September 30, 2001 was $50.1 million, down 16.3% compared with $59.9 million reported for the period in the prior year. Revenue from new clients accounted for 13% of the revenue during the three month period ended September 30, 2001 while revenue from existing clients accounted for 87% of revenue during the same period. We served 77 clients during the quarter ended September 30, 2001, an increase over the 61 served in the same period in the prior year.

   Project personnel and related expenses increased $1.9 million to $33.7 million during the quarter ended September 30, 2001 as compared to the same period in the prior year. In the aggregate, project personnel and related expenses increased 6.0% from the same period in the prior year due to increases in the number of our client-serving professionals, offset by the savings from our cost reduction programs implemented in June and August of 2001. While we increased our client-serving professional staff from 632 at September 30, 2000 to 1,095 at September 30, 2001 principally as a result of the Cluster transaction, our cost reduction programs lowered the average expense per professional. Beginning in June, we reduced salaries between 10% and 15% for most employees, and in August, we reduced salaries 65% for approximately 200 furloughed employees. As a percentage of net revenues, project personnel and related expenses increased from 53.0% to 67.2% during the quarter ended September 30, 2001, as compared to the same period in the prior year, due primarily to decreases in utilization of our client serving professionals.

   Professional development and recruiting expenses decreased $2.8 million to $3.6 million during the quarter ended September 30, 2001 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting and the cancellation of several firmwide meetings. As a percentage of net revenues, these expenses decreased to 7.1% as compared to 10.6% during the same period in the prior year.

   Marketing and sales expenses decreased from $3.0 million to $1.9 million during the quarter ended September 30, 2001 as compared to the same period in the prior year as a result of decreased marketing activities. As a percentage of net revenues, these expenses decreased to 3.7% as compared to 5.0% during the same period in the prior year.

   Management and administrative support expenses increased 49.1% from $8.0 million to $11.9 million during the quarter ended September 30, 2001 as compared to the same period in the prior year as a result of additional facilities, including the opening of the New York office during the quarter ended December 31, 2000, offices located in Barcelona, Boston, Dusseldorf, Lisbon, London, Madrid, Munich, Paris, and Sao Paolo resulting from the Cluster transaction, and equipment and personnel necessary to support our increased consulting capacity. As a percentage of net revenues, these expenses increased from 13.4% to 23.8% during the quarter ended September 30, 2001 as compared to the same period in the prior year.

   Goodwill amortization increased $15.1 million from $0.4 million to $15.5 million during the quarter ended September 30, 2001 as compared to the same period in the prior year as a result of the Cluster acquisition which was completed in November 2000. As a percentage of net revenues, these expenses increased from 0.6% to 30.8% as compared to the same period in the prior year.

   Noncash compensation increased from zero during the quarter ended September 30, 2000 to $13.2 million during the quarter ended September 30, 2001. This was primarily the amortization of equity granted to employees as a result of the Cluster acquisition that will be earned contingent on their continued employment. As a percentage of net revenues, noncash compensation is 26.3%.

   EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation, decreased from $10.8 million to a loss of $0.9 million during the quarter ended September 30, 2001 as compared to the same period in the prior year. On a GAAP basis, income from operations decreased from $10.4 million to a loss from operations of $29.5 million during the quarter ended September 30, 2001 as compared to the same period in the prior year due primarily to the amortization of goodwill and noncash compensation and a decline in the utilization of our client serving professionals.

   Other income decreased from $3.3 million to a loss of $0.4 million during the quarter ended September 30, 2001 as compared to the same period in the prior year, primarily as a result of a decrease in cash balances, which went from $210.0 million as of September 30, 2000 to $122.2 million as of September 30, 2001 due mainly to the Cluster acquisition, and a realized foreign exchange loss of $1.4 million in the quarter ended September 30, 2001. As a percentage of net revenues, other income decreased from 5.4% to a loss of 0.7%.

   Income taxes decreased from an expense of $5.3 million to a benefit of $1.7 million during the quarter ended September 30, 2001 as compared to the same period in the prior year, due principally to a decrease in income before income taxes before non-deductible goodwill amortization and noncash compensation.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

   Our net income of $15.6 million during the six months ended September 30, 2000 decreased $74.2 million resulting in a net loss of $58.6 million during the six months ended September 30, 2001, due primarily to amortization of goodwill and noncash compensation costs associated with the Cluster Consulting transaction that closed on November 28, 2000, as well as a decrease in operating income before amortization of goodwill and noncash compensation.

   Net revenue for the six months ended September 30, 2001 was $107.3 million, down 4.2% compared with $112.0 million reported for the period in the prior year. Revenue from new clients accounted for 10% of the revenue during the six month period ended September 30, 2001 while revenue from existing clients accounted for 90% of revenue during the same period. We served 111 clients during the six months ended September 30, 2001, an increase over the 89 served in the same period in the prior year.

   Project personnel and related expenses increased $11.3 million to $70.7 million during the six months ended September 30, 2001 as compared to the same period in the prior year. In aggregate, project personnel and related expenses increased 18.9% from the same period in the prior year due to increases in the number of our client-serving professionals, offset by the savings from our cost reduction programs implemented in June and August of 2001. While we increased our client-serving professional staff from 632 at September 30, 2000 to 1,095 at September 30, 2001 principally as a result of the Cluster transaction, our cost reduction programs lowered the average expense per professional. Beginning in June, we reduced salaries between 10% and 15% for most employees, and in August, we reduced salaries 65% for approximately 200 furloughed employees. As a percentage of net revenues, project personnel and related expenses increased from 53.1% to 65.9% during the six months ended September 30, 2001, as compared to the same period in the prior year, due primarily to decreases in utilization of our client serving professionals.

   Professional development and recruiting expenses decreased $3.9 million to $7.2 million during the six months ended September 30, 2001 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting and the cancellation of several firmwide meetings. As a percentage of net revenues, these expenses decreased to 6.7% as compared to 9.9% during the same period in the prior year.

   Marketing and sales expenses decreased from $6.3 million to $4.5 million during the six months ended September 30, 2001 as compared to the same period in the prior year as a result of decreased marketing activities. As a percentage of net revenues, these expenses decreased to 4.2% as compared to 5.6% during the same period in the prior year.

   Management and administrative support expenses increased 71.6% from $15.0 million to $25.7 million during the six months ended September 30, 2001 as compared to the same period in the prior year as a result of additional facilities, including the opening of the New York office during the quarter ended December 31, 2000, offices located in Barcelona, Boston, Dusseldorf, Lisbon, London, Madrid, Munich, Paris, and Sao Paolo resulting from the Cluster transaction, and equipment and personnel necessary to support our increased consulting capacity. As a percentage of net revenues, these expenses increased from 13.4% to 23.9% during the six months ended September 30, 2001 as compared to the same period in the prior year.

   Goodwill amortization increased $30.2 million from $0.7 million to $30.9 million during the six months ended September 30, 2001 as compared to the same period in the prior year as a result of the acquisitions of Momentus and Cluster which were completed in May and November 2000, respectively. As a percentage of net revenues, these expenses increased from 0.6% to 28.8% as compared to the same period in the prior year.

   Noncash compensation increased from zero during the six months ended September 30, 2000 to $27.0 million during the six months ended September 30, 2001. This was primarily the amortization of equity granted to employees as a result of the Cluster acquisition that will be earned contingent on their continued employment. As a percentage of net revenues, noncash compensation is 25.1%.

   EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation, decreased from $20.2 million to a loss of $0.8 million during the six months ended September 30, 2001 as compared to the same period in the prior year. On a GAAP basis, income from operations decreased from $19.5 million to a loss from operations of $58.7 million during the six months ended September 30, 2001 as compared to the same period in the prior year due primarily to the amortization of goodwill and noncash compensation and a decline in the utilization of our client serving professionals.

   Other income decreased from $6.0 million to a loss of $0.8 million during the six months ended September 30, 2001 as compared to the same period in the prior year, primarily as a result of a decrease in cash balances, which went from $210.0 million as of September 30, 2000 to $122.2 million as of September 30, 2001 due mainly to the Cluster acquisition, and realized losses on equity investments of $3.6 million in the six months ended September 30, 2001. As a percentage of net revenues, other income decreased from 5.4% to a loss of 0.7%.

   Income taxes decreased from an expense of $10.0 million to a benefit of $0.8 million during the six months ended September 30, 2001 as compared to the same period in the prior year, due principally to a decrease in income before income taxes before non-deductible goodwill amortization and noncash compensation.

Liquidity and Capital Resources

   We maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement from a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit has been reduced to account for letters of credit outstanding. As of September 30, 2001, we had approximately $9.5 million available under this line of credit.

   Net cash of $20.5 million used in operating activities consisted primarily of income (after adjusting net loss for the following non-cash items: depreciation and amortization; goodwill amortization; noncash compensation; and the write-down of equity investments) of $6.9 million, and $28.4 million used for working capital and other activities. Net cash used for working capital and other activities consisted mainly of the fiscal year 2001 bonuses that were paid out during the six months ended September 30, 2001, offset by decreases in accounts receivable and prepaid expenses totaling $5.7 million. Our billings for the three and six months ended September 30, 2001 totaled $59.6 million and $128.0 million, respectively. These amounts include billings to clients for out-of-pocket expenses that are reimbursed by clients and VAT which are not included in recognized revenues. Our gross accounts receivable balance of $32.9 million at September 30, 2001 represented 49.7 days of billings for the three months and 46.3 days of billings for the six months ended September 30, 2001.

   Cash used in investing activities was $10.0 million for the six month period ended September 30, 2001. Cash used in investing activities resulted primarily from purchases of property and equipment of $5.2 million, cash used in acquisitions of $1.5 million and cash used for other assets of $3.4 million.

   Cash used in financing activities was $2.4 million for the six month period ended September 30, 2001. Cash used in financing activities resulted primarily from the repurchase of DiamondCluster's Common Stock totaling $6.2 million, which was offset by common stock issued during the six months totaling $4.3 million. During fiscal year 2001 our Board of Directors authorized the repurchase, from time to time, of an additional two million shares of our Class A Common Stock as part of our existing stock repurchase program. This authorization brought the total authorized shares to three million shares for the stock repurchase program, which commenced in October 1998. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. At September 30, 2001, the number of shares purchased under this authorization was 2.4 million shares at an aggregate cost of $46.9 million.

   On January 30, 2001, we offered our employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options granted to them in exchange for new options to purchase the same class of shares, a majority of which will vest proportionately over a four year period. The original options were granted under DiamondCluster's 2000 Stock Option Plan and under DiamondCluster's 1998 Equity Incentive Plan. Employees who accepted the offer were required to make an election with respect to all covered options by February 8, 2001. In order to receive the new options, the employees were required to remain employed by DiamondCluster until August 9, 2001. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 2.3 million stock options were cancelled as part of this plan. On August 9, 2001, a total of 1.5 million of new options were granted as part of this plan, which represented between 75% and 100% of the original grant and have an exercise price that was set on the grant date. The exercise price for a majority of the options granted on August 9, 2001 was set at fair market value.

   As a result of various personnel and other expense management actions the company plans to take in the third fiscal quarter, it expects to take a charge of approximately $12-14 million in the December quarter. The charge will consist of severance and related expenses, and other expenses related to operational restructuring. The company expects expense savings from these actions to be approximately $4 million in the December quarter, and $22 million on an annualized basis.

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

Quantitative and Qualitative Disclosure About Market Risk

   Foreign Currency Risk: International revenues are made mostly from our sales in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country, most of which are tied to the Euro. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impacted by changes in these or other factors. These financial statements are typically denominated in the foreign currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability.

   The Company has entered into transactions to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency denominated assets and liabilities, and to reduce the effect of foreign exchange translation gains and losses on the parent company's net investment in its foreign subsidiaries. These transactions involve the use of forward foreign exchange contracts in certain European currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis.

                          PART II. OTHER INFORMATION

Item 1-3

   None

Item 4 Submission of Matters to a Vote of Security Shareholders

   On August 7, 2001, the Company held its annual meeting of shareholders at the Westin Hotel in Chicago, Illinois. Melvyn E. Bergstein, Mark L. Gordon, John D. Loewenberg and John J. Sviokla, were elected by the shareholders to serve as Class II of the Board of Directors for three-year terms expiring at the 2004 annual meeting of shareholders. The shareholders approved the amendment of the Company's Restated Certificate of Incorporation to increase the aggregated authorized shares of our Class Common Stock to 200,000,000 and of our Class B Common Stock to 100,000,000 and the amendment of the Company's Amended and Restated 1998 Equity Incentive Plan. The shareholders also approved the amendment to the Company's Employee Stock Purchase Plan and the adoption of an employee stock purchase plan for the Company's employees residing in Brazil. The votes on these matters are set forth below. There were no broker non-votes for any of the matters voted upon by the shareholders.

   1. Election of Directors

Name                                       For     Against
----                                    ---------- -------
Melvyn E. Bergstein.................... 60,856,355 721,615
Mark L. Gordon......................... 60,597,824 980,146
John D. Loewenberg..................... 60,905,440 672,530
John J. Sviokla........................ 60,857,483 720,487

   2. Amendment of the Company's Restated Certificate of Incorporation to increase the aggregated authorized share of our Class A Common Stock to 200,000,000 and of our Class B Common Stock to 100,000,000

                            For      Against   Abstain
                         ---------- ---------- -------
                         51,165,627 10,380,282 32,061

   3. Amendment to the Company's Amended and Restated 1998 Equity Incentive Plan

                            For      Against   Abstain
                         ---------- ---------- -------
                         46,643,467 11,448,643 159,210

   4. Amendment to the Company's Employee Stock Purchase Plan

                              For     Against Abstain
                           ---------- ------- -------
                           57,150,772 943,724 156,824

   5. Adoption of an Employee Stock Purchase Plan for the Company's employees residing in Brazil.

                              For     Against Abstain
                           ---------- ------- -------
                           57,231,804 860,418 159,098

Item 5

   None

Item 6 Exhibits and Reports on Form 8-K

   (a) Exhibits

 3.1 (a) Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registration Statement on
         Form S-1 (File No. 333-17785) and incorporated herein by reference)

 3.1 (b) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company
         (filed as Exhibit 3.1(b) to the Registration Statement on Form S-3 (File No. 333-30666) and
         incorporated herein by reference)

 3.1 (c) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company
         (filed as Exhibit 3.1(a) to the Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference)

 3.2     By-Laws (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-30666)
         and incorporated herein by reference)

99.1*    Risk Factors

--------
* filed herewith

   (b) Reports on Form 8-K

   None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001  DIAMONDCLUSTER INTERNATIONAL, INC.

                                         /s/ MELVYN E. BERGSTEIN
                         By:
                                           Melvyn E. Bergstein
                              Chairman, Chief Executive Officer and Director

Date: November 14, 2001                      /s/ KARL E. BUPP
                         By:
                                               Karl E. Bupp
                            Vice President, Chief Financial Officer and Treasurer