Form 10-Q
period 2001-12-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2002-02-14
CIK 924940

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 2001

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

   As of December 31, 2001, there were 24,639,906 shares of Class A Common Stock and 6,332,153 shares of Class B Common Stock of the Registrant outstanding.

================================================================================

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION:
Item 1:  Financial Statements
       Consolidated Balance Sheets as of March 31 and December 31, 2001...................................  3
       Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine
         Months Ended December 31, 2000 and 2001..........................................................  4
       Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2000 and 2001.........  5
       Notes to Consolidated Financial Statements.........................................................  6
Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations............ 10
Item 3:  Quantitative and Qualitative Disclosures about Market Risk....................................... 17
PART II--OTHER INFORMATION:
Item 6:  Exhibits and Reports on Form 8-K................................................................. 19
SIGNATURES................................................................................................ 20

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                   March 31,  December 31,
                                                                                     2001         2001
                                                                                   ---------  ------------
                                                                                              (Unaudited)
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents...................................................... $ 151,358   $ 113,345
   Accounts receivable, net of allowance of $2,028 and $2,204 as of March 31,
     2001 and December 31, 2001, respectively.....................................    32,879      16,985
   Prepaid expenses and deferred taxes............................................    18,153      12,644
                                                                                   ---------   ---------
       Total current assets.......................................................   202,390     142,974
Computers, equipment, and software, net...........................................    16,182      17,334
Other assets and deferred taxes...................................................     8,084      18,204
Goodwill, net.....................................................................   295,600     250,511
                                                                                   ---------   ---------
       Total assets............................................................... $ 522,256   $ 429,023
                                                                                   =========   =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable............................................................... $   7,824   $   8,268
   Note payable...................................................................       500          --
   Restructuring accrual..........................................................        --       8,880
   Other accrued liabilities......................................................    61,565      21,340
                                                                                   ---------   ---------
       Total current liabilities..................................................    69,889      38,488
Stockholders' equity:
   Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued....        --          --
   Class A Common Stock, $.001 par value, 200,000 shares authorized, 23,659
     issued as of March 31, 2001 and 26,752 issued as of December 31, 2001........        24          27
   Class B Common Stock, $.001 par value, 100,000 shares authorized, 8,752 issued
     as of March 31, 2001 and 6,645 issued as of December 31, 2001................         9           7
   Additional paid-in capital.....................................................   652,234     655,169
   Unearned compensation..........................................................  (177,375)   (133,096)
   Notes receivable from sale of common stock.....................................      (332)        (80)
   Accumulated other comprehensive income (loss)..................................    (1,249)     (2,871)
   Retained earnings (accumulated deficit)........................................    19,812     (81,931)
                                                                                   ---------   ---------
                                                                                     493,123     437,225
Less Common Stock in treasury, at cost, 2,016 shares held at March 31, 2001 and
  2,424 shares held at December 31, 2001..........................................    40,756      46,690
                                                                                   ---------   ---------
       Total stockholders' equity.................................................   452,367     390,535
                                                                                   ---------   ---------
       Total liabilities and stockholders' equity................................. $ 522,256   $ 429,023
                                                                                   =========   =========

          See accompanying notes to consolidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                For the Three Months For the Nine Months
                                                                 ended December 31,   ended December 31,
                                                                -------------------  -------------------
                                                                  2000       2001      2000      2001
                                                                -------    --------  --------  ---------
Revenue:
   Revenue before out-of-pocket reimbursements (net
     revenue).................................................. $75,439    $ 36,159  $191,672  $ 145,100
   Out-of-pocket expense reimbursements........................   8,729       4,237    29,567     17,769
                                                                -------    --------  --------  ---------
       Total revenue...........................................  84,168      40,396   221,239    162,869

Operating expenses:
   Project personnel and related expenses before out-of-
     pocket reimbursable expenses..............................  38,731      30,881   102,386    103,206
   Out-of-pocket reimbursable expenses.........................   8,729       4,237    29,567     17,769
                                                                -------    --------  --------  ---------
       Total project personnel and related expenses............  47,460      35,118   131,953    120,975

   Professional development and recruiting.....................   7,752       2,794    18,888     10,020
   Marketing and sales.........................................   3,344       1,375     9,594      5,887
   Management and administrative support.......................  12,137      11,142    27,099     36,823
   Goodwill amortization.......................................   5,885      15,462     6,589     46,345
   Noncash compensation*.......................................   4,951      13,004     4,951     39,980
   Restructuring charge........................................      --      15,542        --     15,542
                                                                -------    --------  --------  ---------
       Total operating expenses................................  81,529      94,437   199,074    275,572
                                                                =======    ========  ========  =========
Income (loss) from operations..................................   2,639     (54,041)   22,165   (112,703)
Other income, net..............................................   2,480       1,353     8,485        567
Income (loss) before taxes.....................................   5,119     (52,688)   30,650   (112,136)
Income tax expense (benefit)...................................   6,287      (9,580)   16,244    (10,393)
                                                                -------    --------  --------  ---------
Net income (loss)..............................................  (1,168)    (43,108)   14,406   (101,743)
   Unrealized gain (loss) from securities, net of income tax
     benefit of $689 and $92 for the three months ended
     December 31, 2000 and 2001, respectively, and $387
     and $149 for the nine months ended December 31, 2000
     and 2001, respectively....................................  (1,078)       (143)     (605)      (234)
   Foreign currency translation adjustments....................   1,470        (531)    1,409     (1,388)
                                                                -------    --------  --------  ---------
Comprehensive income (loss).................................... $  (776)   $(43,782) $ 15,210  $(103,365)
                                                                =======    ========  ========  =========
Basic net income (loss) per share of common stock.............. $ (0.04)   $  (1.39) $   0.57  $   (3.32)
                                                                =======    ========  ========  =========
Diluted net income (loss) per share of common stock............ $ (0.04)   $  (1.39) $   0.47  $   (3.32)
                                                                =======    ========  ========  =========
Shares used in computing basic net income (loss) per share of
  common stock.................................................  26,919      30,946    25,105     30,684
Shares used in computing diluted net income (loss) per share of
  common stock.................................................  26,919      30,946    30,623     30,684
--------
* Noncash compensation:........................................

        Project personnel and related expenses. 4,869 12,730 4,869 39,310
        Professional development and recruiting    11     49    11     97
        Marketing and sales....................     6     40     6     78
        Management and administrative support..    65    185    65    495
                                                ----- ------ ----- ------
              Total noncash compensation....... 4,951 13,004 4,951 39,980
                                                ===== ====== ===== ======

          See accompanying notes to consolidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                      For the Nine Months
                                                                                       Ended December 31,
                                                                                      -------------------
                                                                                        2000      2001
                                                                                      --------  ---------
Cash flows from operating activities:
   Net income (loss)................................................................. $ 14,406  $(101,743)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation and amortization.................................................    4,393      6,251
       Goodwill amortization.........................................................    6,589     46,345
       Noncash compensation..........................................................    4,951     39,980
       Deferred income taxes.........................................................     (387)    (7,923)
       Tax benefits from employee stock plans........................................    6,438        907
       Write-down of equity investments..............................................       --      3,564
       Other.........................................................................       --     (1,846)
       Changes in assets and liabilities, net of effects of acquisition:
          Accounts receivable........................................................   (3,920)    15,734
          Prepaid expenses and other.................................................    5,687       (745)
          Accounts payable...........................................................    6,249      1,429
          Restructuring accrual......................................................       --      8,880
          Other assets and liabilities...............................................   10,670    (38,143)
                                                                                      --------  ---------
Net cash provided by (used in) operating activities..................................   55,076    (27,310)
                                                                                      --------  ---------
Cash flows from investing activities:
   Capital expenditures, net.........................................................   (6,983)    (7,344)
   Acquisitions, net of cash acquired................................................  (45,814)    (1,781)
   Other assets......................................................................   (2,352)    (2,591)
                                                                                      --------  ---------
Net cash used in investing activities................................................  (55,149)   (11,716)
                                                                                      --------  ---------
Cash flows from financing activities:
   Repayment of note.................................................................  (12,484)      (500)
   Common stock issued...............................................................    8,887      6,299
   Purchase of treasury stock........................................................  (14,144)    (5,934)
                                                                                      --------  ---------
Net cash used in financing activities................................................  (17,741)      (135)
                                                                                      --------  ---------
Effect of exchange rate changes on cash..............................................      286      1,148
                                                                                      --------  ---------
Net decrease in cash and cash equivalents............................................  (17,528)   (38,013)
Cash and cash equivalents at beginning of period.....................................  182,945    151,358
                                                                                      --------  ---------
Cash and cash equivalents at end of period........................................... $165,417  $ 113,345
                                                                                      ========  =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.......................................... $     19  $      68
   Cash paid during the period for income taxes......................................      246      6,823
Supplemental disclosure for noncash investing and financing activities:
   Issuance of common stock for notes................................................ $    513  $      --

          See accompanying notes to consolidated financial statements

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

A. Basis of Reporting

   The accompanying consolidated financial statements of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated (the ''Company''), include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements or those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed except as indicated in footnote F in these Notes to Consolidated Financial Statements. The consolidated results of operations for the quarter ended December 31, 2001, are not necessarily indicative of results for the full year.

B. Business Combinations

   On November 28, 2000, the Company acquired Cluster Telecom B.V. ("Cluster"), a pan-European management consulting firm specializing in wireless technology, internet and digital strategies. Under the terms of the agreement, the Company paid $494.2 million, consisting of $44 million in cash and an aggregate of 6.3 million shares of the Company's Class B Common Stock and 7.5 million options to purchase shares of the Company's Class B Common Stock. In connection with the acquisition, the Company changed its name from Diamond Technology Partners Incorporated to DiamondCluster International, Inc. The excess of net assets acquired ("Goodwill") recorded for the Cluster acquisition was approximately $301.4 million. Additionally, the Company recorded unearned compensation in connection with this acquisition.

   In May 2000, the Company acquired Momentus Group Limited ("Momentus"), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid $5.7 million, consisting of approximately $2.9 million in cash and 44,252 shares of the Company's Class A Common Stock. Additionally, Momentus shareholders were paid 13,798 shares of the Company's Class A Common Stock in May 2001 for achievement of certain performance measures, and may earn up to an additional 49,475 shares through March 31, 2003 upon further achievement of these performance measures. Goodwill recorded for the Momentus acquisition was approximately $5.7 million.

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

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                                  (Unaudited)


   The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of OmniTech, Leverage, Momentus and Cluster have been included in the Company's consolidated financial statements since the dates of the acquisitions. The amount of goodwill recorded for OmniTech, Leverage, Momentus and Cluster approximated $319.2 million, and is being amortized on a straight-line basis over useful lives ranging between 5 and 25 years.

   The following summarized unaudited pro forma financial information for the three and nine months ended December 31, 2000 assumes the Momentus and Cluster acquisitions occurred as of April 1, 2000:

                                                          Three Months Ended  Nine Months Ended
                                                          December 31, 2000   December 31, 2000
                                                          ------------------  -----------------
                                                          (in thousands, except per share data)
                                                                       (Unaudited)
                                                          ------------------------------------
Revenue before out-of-pocket reimbursements (net revenue)      $ 92,126           $252,339
Total revenue (including out-of-pocket expense)
  reimbursements.........................................      $103,326           $289,561
   Net loss..............................................       (11,108)           (27,126)
   Loss per share:.......................................
       Basic.............................................      $  (0.36)          $  (0.88)
       Diluted...........................................      $  (0.36)          $  (0.88)

   These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisitions had taken place on the date assumed above, nor are they indicative of the results of future combined operations.

C. Net Income (Loss) Per Share

   Following is a reconciliation of the shares used in computing basic and diluted net income (loss) per share for the three and nine month periods ended December 31, 2000 and 2001:

                                                             Three Months Ended Nine Months Ended
                                                                December 31,      December 31,
                                                             ------------------ -----------------
                                                               2000      2001     2000     2001
                                                              ------    ------   ------   ------
                                                                        (in thousands)
                                                                         (Unaudited)
Shares used in computing basic net income (loss) per share.. 26,919    30,946   25,105   30,684
Dilutive effect of stock options and warrants...............     --        --    5,518       --
                                                              ------    ------   ------   ------
Shares used in computing diluted net income (loss) per share 26,919    30,946   30,623   30,684
                                                              ======    ======   ======   ======

   The dilutive earnings per share calculation for the three months ended December 31, 2000 and 2001 and the nine months ended December 31, 2001 excludes
5.4 million, 2.0 million and 2.0 million common stock equivalents, respectively, related to stock options due to their anti-dilutive effect as a result of the Company's net loss during these periods. An additional 3.2 million and 12.7 million stock options for the three months ended December 31, 2000 and 2001, respectively, and 1.4 million and 12.4 million stock options for the nine months ended December 31, 2000 and 2001, respectively, are excluded due to their anti-dilutive effect as a result of the option's exercise price being greater than the average market price of the common shares for these periods.

                      DIAMONDCLUSTER INTERNATIONAL, INC.

                                  (Unaudited)


D. Foreign Exchange Risk Management

   The Company has entered into a transaction to mitigate the effect of fluctuations in the rates of exchange between the Euro and the U.S. dollar on the parent company's net investment in its foreign subsidiaries. This transaction involves the use of a forward foreign exchange contract in the Euro currency. This forward foreign exchange contract obligates the Company to exchange predetermined amounts of Euros at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the parent company's net investment in its European subsidiaries due to changes in foreign exchange rates are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. This forward contract is marked-to-market on a monthly basis and any change in its fair value is recorded as a component of the foreign currency translation adjustment included in comprehensive income.

E. New Accounting Pronouncements

   On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. The Company adopted SFAS 141 effective July 1, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be applied as of the beginning of the year. The Company is in the process of evaluating the impact that adoption of SFAS 142 will have on the Company's consolidated financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

   In October, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS 144 will have on the Company's consolidated financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

F. Reclassifications

   In November 2001, the FASB issued a Staff Announcement regarding the income statement classification of reimbursements received for "out-of-pocket" expenses incurred. This announcement requires that out-of-pocket expenses incurred and the related reimbursements be reflected in the income statement on a gross basis as both revenue and expense. Accordingly, the Company adjusted revenue for all periods reported to include out-of-pocket expense reimbursements. In addition, the Company adjusted revenue for all periods reported to include administrative charges billed to clients. Previously, these out-of-pocket expense reimbursements and administrative charges were classified as a reduction of project personnel and related expenses. This change in classification had no effect on current or previously reported net income
(loss) or earnings (loss) per share.

                       DIAMONDCLUSTER INTERNATINAL, INC.

                                  (Unaudited)


   The following table sets forth details regarding the income statement reclassifications for the periods indicated (in thousands):

                                                                         Quarter Ended
-                                           -----------------------------------------------------------------------
                                            12/31/2001 9/30/2001 6/30/2001 3/31/2001 12/31/2000 9/30/2000 6/30/2000
                                            ---------- --------- --------- --------- ---------- --------- ---------
Net revenue (previously reported)..........  $35,739    $50,128   $57,207   $73,709   $73,595    $59,878   $52,158
Revenue before out-of-pocket expense
 reimbursements............................   36,159     50,756    58,185    74,864    75,439     61,958    54,275
Out-of-pocket expense reimbursements.......    4,237      6,009     7,523    11,297     8,729      9,744    11,094
                                             -------    -------   -------   -------   -------    -------   -------
   TOTAL REVENUE...........................   40,396     56,765    65,708    86,161    84,168     71,702    65,369
                                             =======    =======   =======   =======   =======    =======   =======
Project personnel & related expenses
 (previously reported).....................   30,461     33,667    37,052    38,439    36,887     31,758    27,700
                                             -------    -------   -------   -------   -------    -------   -------
Project personnel & related expenses before
 out-of-pocket reimbursable expenses.......   30,881     34,295    38,030    39,594    38,731     33,838    29,817
Out-of-pocket reimbursable expenses........    4,237      6,009     7,523    11,297     8,729      9,744    11,094
                                             -------    -------   -------   -------   -------    -------   -------
   TOTAL PROJECT PERSONNEL &
    RELATED EXPENSES.......................  $35,118    $40,304   $45,553   $50,891   $47,460    $43,582   $40,911
                                             =======    =======   =======   =======   =======    =======   =======

G. Restructuring Charge

   In the third quarter of 2001, the Company recorded a restructuring charge comprised of severance and other personnel-related costs, and costs associated with reductions in office space and the write-off of associated leasehold improvements. This charge was recorded based on an evaluation of competitive conditions in the global markets for business strategy and technology solutions services, and included an assessment of the infrastructure needed to support anticipated levels of business in fiscal 2003 and beyond. Based upon this review, the Company determined that a restructuring charge of $15.5 million ($9.5 million on an after tax basis), or $0.31 per share, was required to recognize the costs associated with planned reductions in personnel and facilities that were needed to adjust its operations to levels more appropriate for current business requirements.

   The principal actions in the restructuring plan involve workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group. The restructuring plan includes the termination of approximately 300 employees, of which 90% were client-serving personnel and 10% were operations support personnel. The client-serving personnel consist of partners, principals, managers, associates and analysts, and include 100 personnel who were formerly participating in the Company's furlough program. In addition, the restructuring plan includes office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated, in addition to costs associated with the write-off of leasehold improvements and write-down of other assets and equipment leases to their estimated net realizable value.

   The total cash outlay for the restructuring announced in December 2001 is expected to be approximately $12.8 million. The remaining $2.7 million of restructuring costs consists of non-cash charges primarily for write-offs of leasehold improvements for the facilities being downsized and other related assets, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of December 31, 2001, $3.9 million of cash had been expended for this initiative, primarily related to severance and related costs.

   The major components of the restructuring charge are as follows (in thousands):

                                                                     Original    Utilized     Balance
-                                                                    -------- --------------- --------
                            Description                               Charge   Cash  Non-Cash 12/31/01
                            -----------                              -------- ------ -------- --------
Severance and related costs......................................... $10,847  $3,863  $1,393   $5,591
Contractual commitments and leasehold improvements related to office
  space reductions..................................................   3,089      --   1,326    1,763
Write-off of property, plant, equipment and equipment leases........   1,606      80      --    1,526
                                                                     -------  ------  ------   ------
                                                                     $15,542  $3,943  $2,719   $8,880
                                                                     =======  ======  ======   ======

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

Overview

   We are a global business strategy and technology solutions firm that delivers value to its leading national and multinational clients by developing and implementing innovative digital strategies that capitalize on the opportunities and cost savings presented by new technologies. Once conceived, we believe such strategies must be implemented rapidly in order to maximize competitive benefits. We have experienced substantial revenue growth since our inception, generating revenue before out-of-pocket expense reimbursements of $145.1 million from 129 clients during the nine months ended December 31, 2001. We employed 958 client-serving professionals as of December 31, 2001.

   Our revenues are comprised of professional fees for services rendered to our clients who are billed either monthly or semi-monthly in accordance with the terms of the client engagement, plus reimbursement of out-of-pocket expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. Provisions are also made for costs incurred subsequent to targeted project completion. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. Although from time to time we have been required to make revisions to our clients' estimated deliverables, to date none of such revisions have had a material adverse effect on our operating results.

   In November 2001, the FASB issued a Staff Announcement regarding the income statement classification of reimbursements received for "out-of-pocket" expenses incurred. This announcement requires that out-of-pocket expenses incurred and the related reimbursements be reflected in the income statement on a gross basis as both revenue and expense. Accordingly, the Company adjusted revenue for all periods reported to include out-of-pocket expense reimbursements. In addition, the Company adjusted revenue for all periods reported to include administrative charges billed to clients. Previously, these out-of-pocket expense reimbursements and administrative charges were classified as a reduction of project personnel and related expenses. This change in classification had no effect on current or previously reported net income
(loss) or earnings (loss) per share.

   The largest portion of our costs is comprised of employee-related expenses for our client-serving professionals and other direct costs, such as third-party vendor costs and unbillable costs associated with the delivery of services to our clients. The remainder of our costs consists of the expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with our development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, finance, information systems, facilities (including the rent of office space) and other administrative support for project personnel.

   We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry. In addition, we monitor the progress of client projects with client senior management. We manage activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. Because most of our client engagements are, and may be in the future, terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While the number of client serving professionals must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

New Accounting Pronouncements

   On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. The Company adopted SFAS 141 effective July 1, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be applied as of the beginning of the year. The Company is in the process of evaluating the impact that adoption of SFAS 142 will have on the Company's consolidated financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

   In October, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS 144 will have on the Company's consolidated financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

Results of Operations

   The following table sets forth for the periods indicated, selected consolidated statements of operations data as a percentage of net revenues:

                                                                   For the Quarter   For the Nine Months
                                                                  Ended December 31, Ended December 31,
                                                                  ----------------   -----------------
                                                                   2000     2001       2000      2001
                                                                  -----    ------     -----      -----
Revenue:
   Revenue before out-of-pocket reimbursements (net revenue).....  100.0%    100.0%  100.0%      100.0%
   Out-of-pocket expense reimbursements..........................   11.6      11.7    15.4        12.2
                                                                  -----    ------     -----      -----
       Total revenue.............................................  111.6     111.7   115.4       112.2

Operating expenses:
   Project personnel and related expenses before out-of-pocket
     reimbursable expenses.......................................   51.3      85.4    53.4        71.1
   Out-of-pocket reimbursable expenses...........................   11.6      11.7    15.4        12.2
                                                                  -----    ------     -----      -----
       Total project personnel and related expenses..............   62.9      97.1    68.8        83.3

   Professional development and recruiting.......................   10.3       7.7     9.9         6.9
   Marketing and sales...........................................    4.4       3.8     5.0         4.1
   Management and administrative support.........................   16.1      30.8    14.1        25.4
   Goodwill amortization.........................................    7.8      42.7     3.4        31.9
   Noncash compensation..........................................    6.6      36.0     2.6        27.6
   Restructuring charge..........................................     --      43.0      --        10.7
                                                                  -----    ------     -----      -----
       Total operating expenses..................................  108.1     261.1   103.8       189.9
                                                                  -----    ------     -----      -----
Income (loss) from operations....................................    3.5    (149.4)   11.6       (77.7)
Other income (loss), net.........................................    3.3       3.7     4.4         0.4
                                                                  -----    ------     -----      -----
Income (loss) before taxes.......................................    6.8    (145.7)   16.0       (77.3)
Income tax expense (benefit).....................................    8.3     (26.5)    8.5        (7.2)
                                                                  -----    ------     -----      -----
Net income (loss)................................................   (1.5%)  (119.2%)   7.5%      (70.1%)
                                                                  =====    ======     =====      =====

Quarter Ended December 31, 2001 Compared to Quarter Ended December 31, 2000

   Our net loss of $1.2 million during the quarter ended December 31, 2000 increased by $41.9 million resulting in a net loss of $43.1 million during the quarter ended December 31, 2001, due to increased amortization of goodwill and noncash compensation costs associated with the Cluster acquisition that closed on November 28, 2000, a decline in revenue, and additional costs associated with the restructuring plan implemented in the quarter ended December 31, 2001.

   Revenue before out-of-pocket expense reimbursements ("net revenue") for the quarter ended December 31, 2001 was $36.2 million, down 52.1% compared with $75.4 million reported for the period in the prior year. Total revenue including out-of-pocket expense reimbursements was $40.4 million for the quarter ended December 31, 2001, down 52.0% compared with $84.2 million reported for the period in the prior year. Revenue from new clients accounted for 10% of the revenue during the three month period ended December 31, 2001, while revenue from existing clients accounted for 90% of revenue during the period. We served 63 clients during the quarter ended December 31, 2001, a decrease from the 95 served in the same period in the prior year.

   Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $7.9 million to $30.9 million during the quarter ended December 31, 2001 as compared to the same period in the prior year. Project personnel and related expenses including out-of-pocket reimbursable expenses decreased $12.3 million to $35.1 million during the quarter ended December 31, 2001 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects the savings resulting from cost reduction programs implemented throughout fiscal 2002. We decreased our client-serving professional staff from 1,063 at

December 31, 2000 to 958 at December 31, 2001. Beginning in June 2001, we reduced salaries between 10% and 15% for most employees, and in August 2001, we reduced salaries 65% for approximately 200 furloughed employees. During the quarter ended December 31, 2001, we further reduced personnel as part of the Company's restructuring plan. As a percentage of net revenue, project personnel and related expenses before out-of-pocket reimbursable expenses increased from 51.3% to 85.4% during the quarter ended December 31, 2001, as compared to the same period in the prior year, due primarily to decreases in utilization of our client serving professionals. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses increased as a percentage of net revenue from 62.9% to 97.1% during the quarter ended December 31, 2001.

   Professional development and recruiting expenses decreased $5.0 million to $2.8 million during the quarter ended December 31, 2001 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting and the cancellation of several firm wide meetings. As a percentage of net revenue, these expenses decreased to 7.7% as compared to 10.3% during the same period in the prior year.

   Marketing and sales expenses decreased from $3.3 million to $1.4 million during the quarter ended December 31, 2001 as compared to the same period in the prior year as a result of decreased marketing activities. As a percentage of net revenue, these expenses decreased to 3.8% as compared to 4.4% during the same period in the prior year.

   Management and administrative support expenses decreased 8.2% from $12.1 million to $11.1 million during the quarter ended December 31, 2001 as compared to the same period in the prior year, principally as a result of our cost reduction programs. As a percentage of net revenue, these expenses increased from 16.1% to 30.8% during the quarter ended December 31, 2001 as compared to the same period in the prior year.

   Goodwill amortization increased $9.6 million from $5.9 million to $15.5 million during the quarter ended December 31, 2001 as compared to the same period in the prior year, primarily as a result of the Cluster acquisition that was completed in November 2000. As a percentage of net revenue, these expenses increased from 7.8% to 42.7% as compared to the same period in the prior year.

   Noncash compensation increased from $5.0 million during the quarter ended December 31, 2000 to $13.0 million during the quarter ended December 31, 2001. This is primarily the amortization of equity granted to employees as a result of the Cluster acquisition that will be earned over time contingent on their continued employment. As a percentage of net revenue, noncash compensation increased from 6.6% to 36.0% as compared to the same period in the prior year.

   In the third quarter of fiscal 2002, the Company recorded a restructuring charge of $15.5 million based on an evaluation of competitive conditions in the global markets for business strategy and technology solutions services. The Company completed an assessment of the infrastructure needed to support anticipated levels of business in fiscal 2003 and beyond, and developed and implemented a restructuring plan designed to better align its cost structure and areas of operation with current business requirements. The restructuring charge consists of $10.8 million for workforce reductions, $3.1 million for the reduction of office space, and $1.6 million for the write-down of other depreciable assets and equipment leases. The restructuring plan includes the termination of approximately 300 employees, of which 90% were client-serving personnel and 10% were operations support personnel. The client-serving personnel consist of partners, principals, managers, associates and analysts, and include 100 personnel who were formerly participating in the Company's furlough program. In addition, the restructuring plan includes office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated, in addition to costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

   EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation and the restructuring charge, decreased from earnings of $13.5 million to a loss of $10.0 million during the quarter ended December 31, 2001 as compared to the same period in the prior year. EBITA is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from, or as a substitute for, net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally our EBITA calculation may not be comparable to other similarly titled measures of other companies. We have included EBITA as a supplemental disclosure because it may provide useful information regarding our ability to generate cash for operating and other corporate purposes. Income from operations decreased from $2.6 million to a loss from operations of $54.0 million during the quarter ended December 31, 2001 as compared to the same period in the prior year due primarily to increased amortization of goodwill and noncash compensation, reduced revenue and the restructuring charge.

   Other income decreased from $2.5 million to $1.4 million during the quarter ended December 31, 2001 as compared to the same period in the prior year, primarily as a result of a decrease in interest rates and a decline in cash balances, which went from $165.4 million as of December 31, 2000 to $113.3 million as of December 31, 2001. As a percentage of net revenue, other income increased from 3.3% to 3.7%.

   Income taxes decreased from an expense of $6.3 million to a benefit of $9.6 million during the quarter ended December 31, 2001 as compared to the same period in the prior year, due principally to the loss incurred in the current year. The realization of this benefit is dependent upon the Company's ability to generate taxable income in the future.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

   Our net income of $14.4 million during the nine months ended December 31, 2000 decreased $116.1 million resulting in a net loss of $101.7 million during the nine months ended December 31, 2001, due to increased amortization of goodwill and noncash compensation costs associated with the Cluster acquisition that closed on November 28, 2000, a decline in revenue, and additional costs associated with the restructuring plan implemented in the quarter ended December 31, 2001.

   Revenue before out-of-pocket expense reimbursements ("net revenue") for the nine months ended December 31, 2001 was $145.1 million, down 24.3% compared with $191.7 million reported for the period in the prior year. Total revenue including out-of-pocket expense reimbursements was $162.9 million, down 26.4% compared with $221.2 million reported for the period in the prior year. Revenue from new clients accounted for 13% of the revenue during the nine month period ended December 31, 2001, while revenue from existing clients accounted for 87% of revenue during the period. We served 129 clients during the nine months ended December 31, 2001, a decrease from the 139 served in the same period in the prior year.

   Project personnel and related expenses before out-of-pocket reimbursable expenses increased $0.8 million to $103.2 million during the nine months ended December 31, 2001 as compared to the same period in the prior year. Project personnel and related expenses including out-of-pocket reimbursable expenses decreased $11.0 million to $121.0 million during the nine months ended December 31, 2001 as compared to the same period in the prior year. Overall, project personnel and related expenses increased slightly year over year as a result of a full period of operations including Cluster during fiscal 2002, offset by the savings from our cost reduction programs implemented during fiscal 2002. We decreased our client-serving professional staff from 1,063 at December 31, 2000 to 958 at December 31, 2001. Beginning in June 2001, we reduced salaries between 10% and 15% for most employees, and in August 2001, we reduced salaries 65% for approximately 200 furloughed employees. During the quarter ended December 31, 2001, we further reduced personnel as part of the Company's restructuring plan. As a percentage of net revenue, project personnel and related expenses before out-of-pocket reimbursable expenses increased from 53.4% to 71.1% during the nine months ended December 31, 2001, as compared to the same period in the prior year, due primarily to decreases in utilization of our client serving professionals. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses increased as a percentage of net revenue from 68.8% to 83.3% during the nine months ended December 31, 2001.

   Professional development and recruiting expenses decreased $8.9 million to $10.0 million during the nine months ended December 31, 2001 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting and the cancellation of several firm wide meetings. As a percentage of net revenue, these expenses decreased to 6.9% as compared to 9.9% during the same period in the prior year.

   Marketing and sales expenses decreased from $9.6 million to $5.9 million during the nine months ended December 31, 2001 as compared to the same period in the prior year as a result of decreased marketing activities. As a percentage of net revenue, these expenses decreased to 4.1% as compared to 5.0% during the same period in the prior year.

   Management and administrative support expenses increased 35.9% from $27.1 million to $36.8 million during the nine months ended December 31, 2001 as compared to the same period in the prior year, principally due to additional facilities resulting from the Cluster transaction, including offices in Barcelona, Boston, Dusseldorf, Lisbon, London, Madrid, Munich, Paris, and Sao Paolo, as well as additional equipment and personnel necessary to support our increased consulting capacity. As a percentage of net revenue, these expenses increased from 14.1% to 25.4% during the nine months ended December 31, 2001 as compared to the same period in the prior year.

   Goodwill amortization increased $39.8 million from $6.6 million to $46.3 million during the nine months ended December 31, 2001 as compared to the same period in the prior year due to the acquisitions of Momentus and Cluster which were completed in May and November 2000, respectively. As a percentage of net revenue, these expenses increased from 3.4% to 31.9% as compared to the same period in the prior year.

   Noncash compensation increased $35.0 million from $5.0 million to $40.0 million during the nine months ended December 31, 2001. This is primarily the amortization of equity granted to employees as a result of the Cluster acquisition that will be earned over time contingent on their continued employment. As a percentage of net revenue, noncash compensation increased from 2.6% to 27.6% as compared to the same period in the prior year.

   In the third quarter of fiscal 2002, the Company recorded a restructuring charge of $15.5 million based on an evaluation of competitive conditions in the global markets for business strategy and technology solutions services. The Company completed an assessment of the infrastructure needed to support anticipated levels of business in fiscal 2003 and beyond, and developed and implemented a restructuring plan designed to better align its cost structure and areas of operation with current business requirements. The restructuring charge consists of $10.8 million for workforce reductions, $3.1 million for the reduction of office space, and $1.6 million for the write-down of other depreciable assets and equipment leases. The restructuring plan includes the termination of approximately 300 employees, of which 90% were client-serving personnel and 10% were operations support personnel. The client-serving personnel consist of partners, principals, managers, associates and analysts, and include 100 personnel who were formerly participating in the Company's furlough program. In addition, the restructuring plan includes office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated, in addition to costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

   EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation and the restructuring charge, decreased from earnings of $33.7 million to a loss of $10.8 million during the nine months ended December 31, 2001 as compared to the same period in the prior year. EBITA is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from, or as a substitute for, net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally our EBITA calculation may not be comparable to other similarly titled measures of other companies. We have included EBITA as a supplemental disclosure because it may provide useful information regarding our ability to generate cash for operating and other corporate purposes. Income from operations decreased from $22.2 million to a loss from operations of $112.7 million during the nine months ended December 31, 2001 as compared to the same period in the prior year due primarily to increased amortization of goodwill and noncash compensation and a decline in revenue.

   Other income decreased from $8.5 million to $1.0 million during the nine months ended December 31, 2001 as compared to the same period in the prior year, primarily as a result of a decrease in interest rates, a decline in cash balances, which went from $165.4 million as of December 31, 2000 to $113.3 million as of December 31, 2001, and losses realized on equity investments of $3.6 million in the nine months ended December 31, 2001. As a percentage of net revenue, other income decreased from 4.4% to 0.4%.

   Income taxes decreased from an expense of $16.2 million to a benefit of $10.4 million during the nine months ended December 31, 2001 as compared to the same period in the prior year, due principally to the loss incurred in the current year. The realization of this benefit is dependent upon the Company's ability to generate taxable income in the future.

Liquidity and Capital Resources

   We maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement from a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit has been reduced to account for letters of credit outstanding. As of December 31, 2001, we had approximately $9.2 million available under this line of credit.

   For the first nine months of fiscal 2002, net cash used in operating activities was $27.3 million and included a net loss after non-cash items of $5.6 million (after adding back $96.1 million of the following non-cash items to the consolidated net loss of $101.7 million: depreciation and amortization, goodwill amortization, noncash compensation, and the write-down of equity investments), and $12.8 million used for working capital and other activities. Net cash used for working capital and other activities consisted mainly of the fiscal year 2001 bonuses that were paid out during the nine months ended December 31, 2001 and an increase in deferred tax assets, offset by decreases in accounts receivable and prepaid expenses totaling $15.0 million. Our billings for the three and nine months ended December 31, 2001 totaled $41.0 million and $169.0 million, respectively. These amounts include VAT (which are not included in recognized revenues) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $19.2 million at December 31, 2001 represented 42.0 days of billings for the three months ended December 31, 2001.

   Cash used in investing activities was $11.7 million for the nine month period ended December 31, 2001. Cash used in investing activities resulted primarily from purchases of property and equipment of $7.3 million, cash used in acquisitions of $1.8 million and cash used for other assets of $2.6 million.

   Cash used in financing activities was $0.1 million for the nine month period ended December 31, 2001. Cash used in financing activities resulted primarily from the repurchase of DiamondCluster's Common Stock totaling $5.9 million and repayment of a note for $0.5 million, which was offset by the proceeds from common stock issued during the nine months totaling $6.3 million. During fiscal year 2001, our Board of Directors authorized the repurchase, from time to time, of an additional two million shares of our Class A Common Stock as part of our existing stock repurchase program. This authorization brought the total authorization for the stock repurchase program to three million shares, which commenced in October 1998. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. At December 31, 2001, the number of shares purchased under this authorization was 2.4 million shares at an aggregate cost of $46.7 million.

   On January 30, 2001, we offered our employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options granted to them in exchange for a future grant of new options to purchase the same class of shares, a majority of which would vest proportionately over a four year period. The original options were granted under DiamondCluster's 2000 Stock Option Plan and under DiamondCluster's 1998 Equity Incentive Plan. Employees who accepted the offer were required to make an election with respect to all covered options by February 8, 2001. In order to receive the new options, the employees were required to remain employed by DiamondCluster until August 9, 2001. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 2.3 million stock options were cancelled as part of this plan. On August 9, 2001, a total of 1.5 million of new options were granted as part of this plan, which represented between 75% and 100% of the original grant and had an exercise price that was set on the grant date. The exercise price for a majority of the options granted on August 9, 2001 was set at fair market value.

   The total cash outlay for the restructuring announced in December 2001 is expected to be approximately $12.8 million. The remaining $2.7 million of restructuring costs consists of non-cash charges primarily for write-offs of leasehold improvements for the facilities being downsized, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of December 31, 2001, $3.9 million of cash had been expended for this initiative, primarily related to severance and related costs. The Company expects the restructuring will produce cost savings of $22 million on an annualized basis, of which approximately 68% relates to project personnel and related costs, and approximately 32% relates to other operating expenses.

   We believe that our current cash balances, amounts available under our existing lines of credit and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal 2003. If necessary, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

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

Quantitative and Qualitative Disclosures About Market Risk

   Foreign Currency Risk:

   International revenues are made mostly from our sales in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country, most of which are tied to the Euro. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impacted by changes in these or other factors. These financial statements are typically denominated in the foreign currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability.

   The Company has entered into transactions to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency denominated assets and liabilities, and to reduce the effect of foreign exchange translation gains and losses on the parent company's net investment in its foreign subsidiaries. These transactions involve the use of forward foreign exchange contracts in certain European currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis.

   Interest Rate Risk:

   The Company invests its cash in highly liquid investments with original maturities of three months or less. The interest rate risk associated with our investing activities at December 31, 2001 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings.

                          PART II. OTHER INFORMATION

Item 1 -- 5

   None

Item 6 Exhibits and Reports on Form 8-K

   (a) Exhibits

 3.1(a) Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form
        S-1 (File No. 333-17785) and incorporated herein by reference)
 3.1(b) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(b) to the Registration Statement on Form S-3 (File No. 333-30666) and incorporated herein by reference)
 3.1(c) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference)
 3.2    By-Laws (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-30666) and
        incorporated herein by reference)
99.1*   Risk Factors

--------
   * filed herewith

   (b) Form 8-K dated October 24, 2001

   None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIAMONDCLUSTER INTERNATIONAL, INC.

Date: February 14 , 2001
                                          By:  /S/  MELVYN E.BERGSTEIN
                                              ----------------------------------
                                          Melvyn E. Bergstein
                                          Chairman, Chief Executive Officer and
                                            Director


Date: February 14 , 2001
                                          By:  /S/  Karl E. Bupp
                                              ----------------------------------
                                          Karl E. Bupp
                                          Vice President, Chief Financial
                                            Officer and Treasurer