Form 10-K
period 2002-03-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2002-06-28
CIK 924940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-22125

DiamondCluster International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4069408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
875 N. Michigan Avenue, Suite 3000 Chicago, Illinois	60611
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 255-5000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of May 31, 2002 there were 25,723,940 shares of Class A Common Stock and 6,290,424 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates was an estimated $189 million based upon the closing price of $7.94 per share on May 31, 2002. Affiliates held approximately 1.9 million shares of Class A Common Stock as of May 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

DIAMONDCLUSTER INTERNATIONAL, INC.

Annual Report on Form 10-K for the Fiscal Year Ended
March 31, 2002

PART I

Item 1.    Business

Overview

DiamondCluster International, Inc. (DiamondCluster) is a premier global management consulting firm. We help leading organizations worldwide develop and implement growth strategies, improve operations, and capitalize on technology. We work collaboratively with our clients, utilizing small teams of consultants with skills in strategy, technology and program management. This multidisciplinary approach that contemplates business strategy and technology in tandem allows us to identify opportunities that traditional approaches may not identify. We work closely with our clients because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. The company goes to market by vertical industry, and currently serves clients through five vertical industry sectors: financial services, insurance and healthcare, telecommunications and energy, consumer and industrial products and services, and the public sector. We operate globally under a single brand with offices in North America, Europe and Latin America.

DiamondCluster was formed on November 28, 2000, when Diamond Technology Partners Incorporated acquired all of the outstanding shares of Cluster Telecom BV (Cluster). Cluster was a pan-European management consulting firm specializing in wireless technology and digital strategies. DiamondCluster generated $181.2 million of net revenues (before reimbursements of out of pocket expenses) from 156 clients in fiscal year 2002 and at March 31, 2002 employed 843 consultants and had twelve offices in North America, Europe and Latin America. As of March 31, 2002, the company had offices in Barcelona, Boston, Chicago, Düsseldorf, Lisbon, London, Madrid, Münich, New York, Paris, San Francisco and São Paulo.

Industry Background and Opportunity

Demand in the consulting industry is driven by change. The business environment today is faced with significant changes on a wide variety of fronts, including globalization, regulatory changes, economic cycles, new competition, consolidation, organizational restructurings, and new technologies. Managements are constantly assessing the potential impact of these changes on their businesses, and try to distinguish fad from necessary change. Many of these changes are significant and impact entire organizations. Other changes impact only specific products or functional areas.

Among the most pervasive of these changes is technology. Recent technologies such as the Internet and wireless communications are fundamentally changing the way business and industries operate. Because technology fundamentally affects how a company relates to its customers, suppliers, employees, investors and competitors, it is a focus at the highest levels of business organizations, including the CEO and the board of directors. Large companies that have made significant investments in building their existing sales forces, marketing strategies, brands, supply and distribution systems, and data management systems require new strategies to enable them to leverage these assets to take advantage of the power of these, and other, technologies.

Management teams turn to consultants for a number of reasons, including the need for deep expertise in a specific area, the need to do something in an accelerated timeframe, the need to mitigate their risk, the need for an outside objective perspective, or the need for someone outside the organization to serve as an agent to implement major change within their organizations. In addition, we believe CEOs and senior managements today are not only faced with critical issues regarding strategy and organization, but are also faced with critical issues regarding technology and its implementation. We believe that companies increasingly seek outside consultants that can provide a combination of innovative strategic analysis, in-depth vertical industry expertise and a thorough understanding of technology and its applications. In addition, time to market has become increasingly important and we believe that companies seek consultants that can not only identify new approaches, but also have the resources to implement those changes in their organizations.

While the fundamental reasons management teams look to consultants for help have not changed in many decades, we believe a structural change is taking place in the consulting industry. First, the traditional information technology service providers, which make up the majority of the industry, are increasing their size and scope to include larger and more complex projects, such as business process outsourcing. Second, there has been a growing acceptance around the world of the offshore programming firms, which offer a compelling economic alternative for programming services. These firms have put a good deal of pressure on the traditional information technology service providers for this type of business. And third, while the traditional strategic consulting firms have recognized the need to expand their traditional scope of services beyond strategy and organization, they have been either reluctant or unable to fully integrate technology and execution advisory services into their firms. We believe these structural industry changes give objective consultants with deep expertise in strategy, operations and technology an increasingly valuable role for the foreseeable future.

As business and technology become increasingly complex, the market for the resultant consulting services grows. We believe that this increasing complexity also increases the importance of an objective advisor that is able to work across strategy and technology, and remain vendor independent. International Data Corporation (IDC) estimates that the worldwide business and IT consulting market will grow at a compound annual growth rate of 13% from 1999-2004, reaching an estimated $79 billion by the year 2004.

The DiamondCluster Solution and Competitive Strengths

We combine innovative strategic thinking, in-depth vertical industry expertise, a global presence, and a thorough understanding of technology and its applications to deliver powerful business solutions for our clients. We offer clients the range of services of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We help our clients profitably grow their businesses, improve the efficiency of their operations and manage their technology investments in line with their business strategy. Our ability to identify, prototype and scale business solutions for our clients is predicated on the following attributes that we believe distinguish us from our competitors.

Objectivity. We provide our clients with objective advice in the areas of strategy, operations improvement and technology, including implementation. We believe that as the increasing complexity of technology and the changing structure within the consulting industry (see “Industry Background and Opportunity”), increases the value to senior management of an objective advisor, such as DiamondCluster. We have intentionally avoided offering services or entering into alliances that might bias our objectivity, such as selling or reselling hardware or software, or offering programming services.

Collaborative Business Model. Our business model dictates we work collaboratively with our clients. We believe this approach is best because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. We work with CEOs and senior leadership teams of leading organizations worldwide to develop and implement growth strategies, improve operations, and capitalize on their technology investments. This approach transfers to the client critical knowledge and accountability that is necessary to enact lasting and productive change. Our model is designed to provide only the highest value services to our clients. When needed, we subcontract third-party sources to provide a complete solution. We believe this provides more value to our clients.

Single, Multidisciplinary Teams. We work with our clients on their most challenging issues, from the earliest stages of study and assessment through the creation and implementation of a solution. We believe our approach of using single, multidisciplinary teams that consist of experts in strategy, operations and technology provides our clients with a single team having the perspective and expertise not available from other consulting firms.

Strategic Industry Insight and Expertise. We focus on serving five vertical industry groups: financial services, consumer and industrial products and services, telecommunications and energy, healthcare and insurance, and the public sector. We believe our vertical industry focus enables us to define and deliver solutions that effectively address the market and regulatory dynamics, and business opportunities facing our clients.

Global Perspective and Presence. We deliver our services worldwide through our offices in North America, Europe and Latin America with one common brand and business model designed to allow us to deliver the expertise best matched for the client. We believe that our global reach and knowledge, combined with our understanding of local markets provide us the ability to deliver consistent, high-quality consulting services.

Senior-Level Relationships. We sell our services to “c-level” buyers within an organization (i.e., CEO, COO, CFO, CMO, CIO). The company also has in place a number of programs that maintain these relationships in between engagements (see “Innovation and Research”). These senior level relationships allow us to work across functional budgets (not just IT) and allow our work to track nearly coincidently with their businesses. Our goal is to become managements’ trusted advisor, with no bias towards a particular technology or product.

Delivery of Results. DiamondCluster delivers tangible results, not just recommendations. Consultants work with our client management to develop a complete cost/benefit analysis, which focuses on metrics such as shareholder value and return on invested capital. DiamondCluster then works with the client to execute the implementation plan to achieve the results.

Ability to Quickly Evolve Our Offerings. The consulting industry is subject to changes in economic, business and technology cycles, which require a consulting firm to be very agile to remain relevant. Our approach of identifying and scaling new service offerings enables us to quickly evaluate and change our service offerings to meet current market demands (see “Our Services”). In addition, our people are skilled in three enduring competencies—strategy, technology and program management—which are independent of particular economic, business and technology cycles.

Continuous Innovation. We believe that an enduring, high-quality consulting firm must have three basic qualities: employ highly talented people, maintain a track record of successful work, and have the ability to continuously generate new and relevant intellectual capital. While a number of consulting firms have talented people and strong client track records, the ability to continuously generate new intellectual capital is somewhat more elusive. Through our various innovation programs (see “Innovation and Research”), DiamondCluster has put into place a systematic way to continuously stay ahead of the intellectual capital curve in order to deliver the most advanced thinking to its clients.

Foster A Strong Culture. The most important asset of a consulting firm is its people. We have developed a strong and enduring culture by recruiting primarily from leading graduate and undergraduate campuses and developed an environment of continuous learning and innovation that helps to retain our talented professionals (see “Employees and Culture”). We are committed to the long-term growth and development of each of our professionals.

Experienced and Motivated Management. Our global management team has an average of more than 20 years of experience. They have experience managing consulting businesses through business, economic, and technology cycles, and have strong skills in establishing and developing client relationships.

Our Growth Strategy

Our goal is to become the consultant of choice for clients looking for an independent partner to help them develop and implement growth strategies, improve operations, or capitalize on technology. Our business model is designed to allow us to be an objective and trusted advisor who provides the highest value services to our clients from strategy through implementation. We believe our business model provides our company with a fundamental differentiation because it requires a collaborative approach with the client, utilizes multidisciplinary teams to ensure the best solution, and effectively leverages the ongoing stream of new intellectual capital into our organization. The following strategies guide our actions as we grow our business:

Attract and Retain Skilled Personnel. We believe that our continued success and growth require us to expand our base of highly skilled professionals. This emphasis on human resources begins with our recruitment of client-serving professionals from leading graduate and undergraduate campuses. It continues through the process of training, developing and promoting promising professionals within DiamondCluster and culminates in the sharing of equity in DiamondCluster as an acknowledgment of merit, a means of retention and an alignment of interests. In addition, we seek to complement organic growth by hiring a select number of experienced and talented professionals from industry and consulting.

Cultivate Our Multidisciplinary Culture. In order to maintain a differentiated service offering, we seek to develop and sustain a business culture that is common across all disciplines and all geographies in the organization. We seek to promote our culture by exposing our professionals to all of the various services that we provide while further developing skills in each professional’s principal area of expertise.

Focus on, and Expand Relationships with Core Clients. We develop strong, long-term relationships with our clients that often lead to repeat business and referrals. We achieve this by doing very high-impact work and cultivating close relationships with CEOs and senior leadership teams to facilitate the transition. The access, contact and goodwill generated through our existing client relationships afford us significant opportunities to provide additional services and solutions.

Nurture and Promote Our Intellectual Capital. We utilize our accumulated knowledge and experience to provide relevant intellectual capital to a given project and to develop innovative solutions for our clients. We continuously seek to identify, disseminate and incorporate new intellectual capital throughout our organization to keep abreast of business and technology trends. Internal and external experts, as well as industry practitioners including the DiamondCluster Network provide intellectual capital to the company.

Leverage Assets from Business Combination With Cluster. There are significant growth opportunities from our business combination with Cluster. First, we have leveraged our North American industry expertise to expand into industries beyond telecommunications, the former Cluster’s primary industry focus, in Europe and Latin America. Second, we have begun to leverage Cluster’s deep telecommunications expertise, specifically in wireless communications, to further penetrate the North American telecommunications industry, which is generally recognized as being less advanced than in Europe. Third, we continue to develop a strong technology capability in Europe and Latin America similar to the capability existing in North America.

Continue to Diversify Across Industries. We believe that diversifying our business across industries will allow the company to have steady growth through various economic, business and technology cycles. We currently serve clients in five key industry groups: financial services, consumer and industrial products and services, telecommunications and energy, healthcare and insurance, and the public sector (a new industry in North America during fiscal year 2002). We believe that our vertical market focus provides a scalable structure for growth. We expect the number of vertical markets we serve, as well as the services we offer, to change and grow as our expertise and market demands evolve.

Expand Into Attractive New Geographies. While we currently have a global presence with offices in North America, Latin America and in several European countries, we believe there remain growth opportunities for us to enter new markets. We believe that diversifying our business across geographies will allow the Company to have steady growth through various economic, business and technology cycles. Increasing our exposure and access to global markets will enable us to provide additional services to our existing multinational clients and attract new clients from international markets. We continue to evaluate other global markets that would complement our current business. During fiscal year 2002, we served clients in North America, Latin America, Europe, as well as Africa, India, Korea and Asia. We may choose to enter or expand into those markets through organic growth or targeted acquisitions.

Market the DiamondCluster Brand. We intend to continue to invest in the development and maintenance of our brand identity in the marketplace. During fiscal year 2002, we undertook a brand positioning study to better reflect our work with clients worldwide. We will continue to promote our name and credentials through publications, seminars, speaking engagements, media and analyst relations, and other efforts. We believe that building a brand image facilitates both the lead generation process and the ability to attract and retain the best people by raising awareness of DiamondCluster, resulting in an increase in the number of new clients and recruitment opportunities.

Enhance Our Operating Efficiency. We have a continuous focus on cost effectiveness and efficiency as we increase our scale and scope of services. We are committed to taking advantage of technology in the areas of human resources, training, recruiting, marketing, and financial and operations management.
Our Services

We provide services that help leading organizations worldwide develop and implement growth strategies, improve operations, and capitalize on technology. We offer clients the range of services of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We operate globally under a single brand with offices in North America, Europe and Latin America. We sell our services to “c-level” executives and their senior leadership teams.

We have a business model that we believe is preferred by clients, and a process for creating and quickly bringing to market new service offerings. Our business model is collaborative and multidisciplinary, providing better value to clients through knowledge transfer and better solutions through our unique perspective that contemplates business strategy and technology in tandem. In addition, our research centers, innovation programs, and DiamondCluster Fellows offer additional insight, experience and intellectual capital to support our multidisciplinary teams (see “Innovation and Research”). We believe this approach creates the most lasting and powerful improvements for our clients.

We have a process for creating new service offerings that identifies and tests market opportunities through our ongoing innovation and research programs, refines the service offering, then scales the service offering to bring it to market. We are able to do this by maintaining our consultants’ core skills in strategy, technology and program management, which enables us to be agile because we are not dependent upon a particular economic, business or technology cycle.

Our core skills in strategy, technology and program management are combined through our multidisciplinary approach to create service lines reflecting current needs in the market. We currently have three services lines: Growth, Operations Improvement and Technology. Under each of these multidisciplinary service lines, we develop specific service offerings to meet specific client needs.

Service Lines and Service Offerings

While our core business model and core skill competencies do not change significantly over time, our service lines and service offerings are designed to quickly adapt to client and market needs. By continuously leveraging research from our target markets and input from our innovation and research programs, we continuously examine and monitor our business and combine our core skills into service offerings. Our service offerings change often to adapt to market demand. Under each of our three service lines, are several service offerings.

Service Line:	Growth	Operations Improvement	Technology

Service Offerings:	• Market Penetration • New Growth • New Business Development	• Profit Improvement • Operations Strategy • Execution Excellence	• IT Assessment & Strategy • IT Portfolio Assessment & Strategy • Outsourcing Advisory • Architecture Assessment & Strategy • Technology Program Management

Growth. Our growth service line is designed to help clients identify, design and implement strategies to grow their business through both new and existing customers, and using both new and existing products and services. We currently have three growth service offerings.

Market Penetration. This service offering is designed to help clients amplify and extract value from existing products and services, using existing customer relationships to grow revenue, increase marketing campaign effectiveness, up-sell and cross-sell to profitably capture a greater share of wallet and boost product line profitability. This is the lowest risk growth alternative, and consists of work in customer relationship management, customer value management and multi-channel management.

New Growth. Our service offering for new growth examines how to grow a business by identifying new products, services and markets beyond the clients’ existing business. We work with our clients to quickly analyze key cost and revenue drivers and generate fast-impact improvement ideas. This growth alternative generally has moderate risk and consists of work in new offering development, new market positioning, and strategic nerve analyses.

New Business Development. This service offering identifies innovative new products, channels and markets, and cost-effectively tests them as a new growth alternative. We have a holistic approach to new business development and use a proven process to help clients establish new ventures and then measure their contribution to the organization. Among the growth options a company has, this is the highest risk alternative. Work in this area includes corporate innovation strategies, corporate venturing services and venture-specific services.

Operations Improvement. Our operations improvement service line is designed to help clients implement operational improvements that not only cut costs, but streamline the business. We currently have three operations improvement service offerings.

Profit Improvement. This service offering is designed to rapidly identify and extract value through existing assets in order to achieve challenging financial targets within aggressive timeframes.

Operations Strategy. An operations strategy is based on innovative analysis-based deployment of new and existing company assets to achieve significant operational improvements. This work will consist of efforts such as developing a customer-centric organization, providing outsourcing assessment, and creating effective supply chain strategies.

Execution Excellence. Working closely with our clients, we design and fine-tune an organization, function or process to deliver superior results by focusing on the customer, the underlying structure and systems, and establishing accountability.

Technology. We believe that technology should be managed like a business. Our technology service line delivers actionable recommendations to improve IT effectiveness, build a platform for future growth and deliver operational improvements. We also manage the delivery of the value within our clients’ organizations. We currently have six technology service offerings.

IT Assessment & Strategy. We work with clients to create value by better aligning IT investments to corporate objectives. Operational effectiveness is improved by setting specific performance goals and a process to meet them. Cost efficiency is attained through rigorous analyses and concrete actions. And, risk avoidance is maintained by uncovering potential exposures and identifying mitigation alternatives.

IT Portfolio Assessment & Strategy. Using quantitative and qualitative analysis, we work with our clients on a five-step process toward creating greater, more visible returns on an organization’s entire portfolio of IT investments.

Outsourcing Advisory. We have a structured approach to outsourcing that guides a client through four key phases, resulting in concise, concrete deliverables and ensuring the success of the outsourcing effort.

Architecture Assessment & Strategy. Managing and governing technology architectures in large organizations is extremely complex. We work with our clients to help them define explicit linkages between the requirements of the business and technology portfolio and then devise a technology blueprint to generate a common vision for technology across the organization.

Technology Program Management. We work with clients to adapt a technology program management framework and processes to ensure that their IT project portfolio is anchored by benefits and costs, and is managed through accountability, experience and leadership.

Vertical Industries Served

The company goes to market by vertical industry, with service lines and service offerings within each industry. We currently serve clients through five vertical industry sectors: financial services, insurance and healthcare, telecommunications and energy, consumer and industrial products and services, and the public sector.

Financial Services. Our financial services industry sector provides services to capital markets firms, retail brokerages, credit card issuers, credit card processors and payment system operators, and full-service retail and commercial banks. We help our clients with the issues they face in this sector today, including the need to improve productivity, decimalization, growing revenues, value chain configuration, increasing competition and assessing various dynamic technologies. Clients in the financial services sector include Goldman Sachs, Bank of America, Barclays, Bank One, American Express and HBOS plc. In fiscal year 2002, financial services clients represented 10% of net revenue.

Consumer and Industrial Products and Services. Our consumer and industrial products and services industry sector provides services to companies in the following segments: chemical, transportation, electronics, food, retail/consumer, and hardware and software. We help our clients with the issues they face in this sector today, including reducing costs, growing revenue, mining customers, and managing the value chain. Clients in the consumer and industrial products and services sector include Wendy’s, John Deere, Fisher Scientific International, Buhrmann, Volkswagen, Zebra Technologies, Lladro and American Greetings. In fiscal year 2002, consumer and industrial products and services clients represented 23% of net revenue.

Insurance and Healthcare. Our insurance and healthcare industry sector provides services to property and casualty insurance, life insurance, health insurance, large healthcare providers, biomedical companies, and business units of large pharmaceutical companies. We help our clients with the issues they face in this sector today, including industry over-capacity, pressure to improve profit margins, integrating legacy systems, revenue generation and channel management, pricing pressure, commoditization of products, and shifting demographics. Clients in the insurance and healthcare sector include Royal & SunAlliance, Cigna, CNA, Caremark, Tranquilidade, and Unum Providence. In fiscal year 2002, insurance and healthcare clients represented 19% of net revenue.

Telecommunications and Energy. Our telecommunications and energy industry sector provides services to wireless operators and vendors, fixed line operators and vendors and energy providers. Issues facing this sector today include EBITDA improvement needs, wireless 2.5G and 3G strategy and execution, convergence, and deregulation. We help our clients address these challenges through our offerings in customer value management, cost benchmarking, 3G and data strategies, convergence consulting, deregulation, and IT strategy and execution. Clients in the telecommunications and energy sector include Sprint, Cincinnatti Bell, Deutsche Telekom, Orange, Telefonica, Belgacom and Duke Energy. In fiscal year 2002, telecommunications and energy clients represented 47% of net revenue. The majority of our telecommunications work is out of our European and Latin American practice.

Public Sector. Our public sector industry practice provides services to U.S., local, state and federal governments. Issues facing this sector today include homeland security, management and accountability of technology spending, and demand for agencies to become more citizen-centric by minimizing complexity and improving responsiveness. We help our clients address these challenges through our offerings in technology and strategy management, operations improvement, and organizational strategies. Clients in the public sector include Chicago Transit Authority and Lawrence Livermore National Laboratory. We first began offering services to the public sector in North America during fiscal year 2002. Accordingly, during the fiscal year the public sector clients represented less than one percent of net revenue.

Innovation and Research

Consulting firms are notably knowledge-intensive organizations. In the past, the existence of accumulated experience within a consulting firm was enough to attract and retain clients. Today, information is more readily accessible and the useful life of new knowledge is shortening. In recognition of this trend, we have developed multiple programs, alliances and innovation centers to continuously identify, develop and disseminate intellectual capital from individuals both within and outside DiamondCluster.

Intellectual Capital Alliances. In an increasingly complex business environment, Intellectual Capital Alliances are essential to delivering high-impact, innovative technology solutions. Our Intellectual Capital Alliance program is designed to provide DiamondCluster’s professionals and clients with early access to market-leading hardware and software, as well as to provide specialized services and training. DiamondCluster builds strong relationships with selected companies to build its intellectual capital and deliver the best solutions for its clients with lower implementation risk and accelerated speed-to-market.

Our Intellectual Capital Alliance program has two components—Strategic Alliances and Network Alliances. Strategic Alliance companies work with us to develop industry points of view and white papers, co-sponsor conferences, develop unified professional development programs and pursue joint business opportunities. Network alliances are designed to address solutions that are currently relevant to our clients by supplying best of breed technologies and services.

All of our Intellectual Capital Alliances are non-exclusive agreements designed to deliver benefits to both organizations through knowledge sharing and joint marketing. DiamondCluster does not recognize revenue for work performed by any alliance company, and there are no fees associated with joining the Intellectual Capital Alliance program.

As of March 31, 2002, there were three companies in our Strategic Alliance Program:

Strategic Alliance Company	Description
Intel	Intel is a supplier of chips, boards, systems, software, networking and communications equipment, and services that comprise the “ingredients” of computer architecture and the Internet.

Microsoft	Microsoft is the worldwide leader in software, services and Internet technologies for personal and business computing.

Sun Microsystems	Sun Microsystems is a leading provider of industrial-strength hardware, software and services that power the Internet.

Key network alliances include BEA Systems, HP Openview, IBM Corporation and Oracle.

DiamondCluster Network. The DiamondCluster Network is a group currently comprised of 14 recognized business and technology leaders associated with DiamondCluster. Members of the DiamondCluster Network,

whom we refer to as DiamondCluster Fellows, provide us with a set of skills that augment and enhance the value that we can provide to our clients. DiamondCluster Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the Exchange, Insight, and Catalyst workshops and participate in client projects. DiamondCluster Fellows are contractually committed to dedicate a certain number of days annually to DiamondCluster to support marketing, sales, and client work. DiamondCluster Fellows are compensated with a combination of stock options and per diem payments for services provided to us, or to our clients on our behalf.

As of March 31, 2002, DiamondCluster Fellows include:

John Perry Barlow is a writer and lecturer on the social, legal and economic issues arising on the border between the physical and virtual worlds. He is a contributing writer for Wired magazine and co-founder and vice chairman of the Electronic Frontier Foundation, an organization that promotes freedom of expression in digital media.

Gordon Bell is a senior researcher with Microsoft Corporation and computer consultant-at-large.  Mr. Bell spent 23 years at Digital Equipment Corp. as vice president of research and development where he managed the development of the first time-sharing and mini-computers. He also led the development of Digital Equipment’s VAX. Additionally, Mr. Bell directed the National Science Foundation’s efforts in computing research.

George Day is a Geoffrey T. Boisi Professor, professor of marketing, and director of the Mack Center for the Management of Technological Innovation at the Wharton School of the University of Pennsylvania. Mr. Day was previously the executive director of the Marketing Science Institute and has authored 14 books and 125 articles in the areas of marketing, strategy development, organization change, and competitive strategies. His most recent books are Wharton on Managing Emerging Technologies (John Wiley & Sons, 2000) and The Market-Driven Organization (Free Press, 1999).

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

Tim Gallwey consults in the area of learning in the business environment. Mr. Gallwey has worked with a number of major corporations to develop the coaching skills of their managers and to create work environments that support learning and peak performance. His fifth and most recent book is, The Inner Game of Work (Random House, 2000).

Steve Hindman is founder and principal of SPHindman, LLC, a consulting firm. He has spent the past three decades devising strategies for start-up business, companies in difficult business situations, and those that need significant improvement in sales and profit growth. Previously he led the turnaround of a software start-up, launched his own software company, and worked as a consultant for McKinsey & Co., a general manager in Boise Cascade’s housing division, and as a president of a small manufacturing concern.

Alan C. Kay, Ph.D. is president of Viewpoint Research Institute, Inc. and also a member of our Board of Directors. From 1996 to 2001, Dr. Kay was a Disney fellow and vice-president of research and development for Walt Disney Imagineering. Dr. Kay was also a founding principal of the Xerox Palo Alto Research Center, chief scientist of Atari, Inc. and an Apple Computer fellow. Dr. Kay is credited with the conception of the laptop computer and the overlapping windows and icon interface that is used in almost all personal computers today. He was also a contributor to the development of the Ethernet, laser printing, network client/servers, and the forerunner of the Macintosh computer. He contributed to the inventions of 3-D graphics and the ARPANet, now the internet.

Andrew Lippman, Ph.D. is an associate director and founding member of the Media Lab at the Massachusetts Institute of Technology. Mr. Lippman is the principal investigator of the Digital Life research program, a consortium of 45 companies and 15 faculties that researches the technical, social, and economic aspects of computing in everyday life. He has published widely and made over 100 presentations on digital entertainment, personal communications, and making the information highway entertaining and profitable.

Heidi Mason is a managing director of The Bell-Mason Group and is a technology marketing consultant in Silicon Valley specializing in new ventures. Ms. Mason is co-creator, with Gordon Bell, of the Bell-Mason Diagnostic and Venture Development System, a technology and methodology to assess strengths and weaknesses of high-tech, early stage ventures. She recently co-authored, The Venture Imperative: A New Model for Corporate Innovation (Harvard Business School Press, 2002), with one of DiamondCluster’s consultants.

B. Joseph Pine II is co-founder of Strategic Horizons LLP. Mr. Pine is co-author of The Experience Economy: Work is Theatre and Every Business a Stage (Harvard Business School Press, 1999). His earlier publication, Mass Customization: The New Frontier in Business Competition (Harvard Business School Press, 1993), received the 1995 Shingo Prize for Excellence in Manufacturing Research.

David P. Reed, Ph.D. is an information architect and independent entrepreneur who focuses on designing the information space in which people, groups and organizations operate. He was a senior scientist at Interval Research Corp., vice-president and chief scientist for Lotus Development Corp., and vice-president of research and development and chief scientist at Software Arts Inc.

Mohanbir Sawhney is the Tribune Professor of Electronic Commerce and Technology at Northwestern University’s Kellogg Graduate School of Management, and a specialist in crafting marketing strategies in the fast-changing network economy. He has been awarded the Sydney Levy award for excellence in teaching and named the 1998 Outstanding Professor of the Year at Kellogg. He recently authored The Seven Steps to Nirvana: Strategic Insights into eBusiness Transformation (McGraw-Hill, 2001).

James Spira is president and chief operating officer of American Greetings Corporation and the Chairman of AmericanGreetings.com. He co-founded Cleveland Consulting Associates in 1974 (which was acquired by Computer Science Corp. in 1989) after spending several years with Ernst & Young and A.T. Kearney. Jim was also a partner with DiamondCluster from 1995 to 1999.

Marvin Zonis, Ph.D. is a professor of international political economy and leadership at the University of Chicago Graduate School of Business. He is an expert and consultant on political risk and emerging markets, Mideast politics, the oil industry, and the foreign policies of Russia and the United States.

Innovation Centers. Our innovation centers provide labs where our people work with experts inside and outside our organization to research and devise practical applications for various business and technology advances. We currently have two innovation centers to support our business:

Center for Market Leadership. The DiamondCluster Center for Market Leadership is designed to explore the principal drivers of market leadership. Its mission is to help business and other organization leaders manage in today’s radically different business, economic, and technology environments. Based in Boston, the center combines the global reach and deep industry experience of DiamondCluster International with the groundbreaking research and strategic insights of Fred Wiersema, author of the popular business book, “The New Market Leaders: Who’s Winning and How in the Battle for Customers” (The Free Press, June 2001).

Center for Technology Innovation. The Center for Technology Innovation, based in Chicago, serves as the proving ground for our ideas. DiamondCluster professionals work with our Fellows and other knowledge leaders to support and enable inventive client work, and build our intellectual capital around emerging technologies. A series of technology frameworks and tools are developed and maintained at the Center for Technology Innovation. These tools are designed to accelerate the delivery of solutions through proven processes, reusable templates, guides, and technical papers. Our various strategic alliance companies provide the hardware and software in the Center for Technology Innovation.

Innovation Programs. Consulting firms are notably knowledge-intensive organizations. In the past, the existence of accumulated experience within a consulting firm was enough to attract and retain clients. Today, information is more readily accessible and the useful life of new knowledge is shortening. In recognition of this trend, we have developed multiple programs to continuously identify, develop and disseminate intellectual capital from individuals both within and outside DiamondCluster.

Context. Context is a business magazine we have published since November of 1997 covering the growing intersection of business and technology. Context is circulated six times a year to approximately 40,000 readers. The magazine serves as a useful business development and marketing tool to communicate directly with our existing and prospective clients. Context also provides a means to further develop our employees’ points of view as abstracted and generated from client engagement experiences.

Exchange. The Exchange is a series of executive learning forums that we launched in February 1997. CEOs and other senior executives are invited to participate in the Exchange. We provide our paid subscription members with innovative, leading-edge research to explore and understand the strategic risks and opportunities of emerging technologies. Exchange members meet three times a year to discuss current issues and research findings, and their business implications. During these meetings, we provide the members with the opportunity to discuss their issues with DiamondCluster Network members, our senior consultants and other business leaders.

Insight. Insight is a series of one-and-a-half day management learning sessions. Launched in late 1998, the sessions provide senior executives of our existing and prospective clients with the opportunity to explore the strategic risks and opportunities of emerging technologies in a small and interactive environment. The forums are sponsored each year by leading technology firms, such as Intel Corporation in calendar 2002.

Catalyst. Catalyst workshops are one- or two-day sessions tailored to specific client situations. Launched in late 2000, Catalyst workshops bring together DiamondCluster clients with DiamondCluster consultants and Fellows, in a collaborative setting to create the focus, tools and guidelines needed to define a project’s key issues. These sessions are designed to showcase the company’s intellectual capital and focus and align the client management and project team around a common goal.

Books and Other Publications. We believe that books and other publications provide an important source of intellectual capital for our firm and our clients. DiamondCluster professionals and Fellows publish books from time to time that provide depth in timely and relevant areas of business and technology. Books published by employees or Fellows include Unleashing the Killer App: Digital Strategies for Market Dominance (Harvard Business School Press, 1998), The Seven Steps to Nirvana: Strategic Insights into eBusiness Transformation (McGraw-Hill, 2001), E-Learning: Strategies for Delivering Knowledge in the Digital Age (McGraw-Hill, 2001), and The Venture Imperative: A New Model for Corporate Innovation (Harvard Business School Press, 2002). In addition, we publish electronic and physical newsletters to CEOs and senior managers, and our partners and DiamondCluster Network members are frequent speakers at business and technology forums.

Sales and Marketing

Our senior partners manage our principal sales activities. They are responsible for building relationships with CEOs and senior leadership teams of existing and potential clients and for formulating and executing our sales and marketing strategy. Our senior partners call on existing and potential clients, discuss potential engagements, negotiate the terms of engagements, and direct the staffing and execution of consulting projects. The term “partners” is an internal designation only and does not refer to a partner of a general or limited partnership. All of our partners are vice presidents of the Company.

We primarily sell our services to “c-level” executives of national and multinational businesses. We believe that a majority of our fees are sourced from CEO and senior management’s operating budgets as opposed to information technology budgets. We have divided our senior partners into vertical industry groups focused on five industry sectors: financial services; insurance and healthcare, telecommunications and energy, consumer and industrial products and services; and the public sector. A senior partner who is assigned revenue and profit contribution responsibility for the group leads the sales efforts in each group. Senior partners are assigned to clients and prospects, as opposed to projects, to maximize the value and services provided to each client. We seek projects within each group from both new prospects and existing clients. Each vertical industry group maintains a current list of targeted prospects that are tracked on an ongoing basis by our senior management. Building on leads generated through our marketing and innovation programs, senior partners pursue formal consulting engagements.

The primary focus of our marketing programs is to generate leads through building relationships and educating client prospects about DiamondCluster. We have initiated a number of marketing programs designed to complement, encourage and accelerate client relationships. We build relationships both directly and on a collaborative basis with DiamondCluster Network members and through relationships with certain third-party industry executives who we call “client relationship executives.” These executives are typically retired senior executives with a wide network of contacts in a given industry. We currently have 27 client relationship executives.

Complementing the relationship-marketing programs are a variety of other business development and marketing techniques used to communicate directly with current and prospective clients, including publications, surveys, e-mail newsletters, media and analyst relations, speeches and a homepage on the World Wide Web. Three of our more substantive marketing efforts include, 1) publishing the business magazine, Context; 2) hosting the Exchange and Insight, two executive learning forums; and 3) publishing books and other regular newsletters. Each of these programs is designed to educate the market, demonstrate our intellectual capital, and create an ongoing dialogue with clients and prospects. See “Innovation and Research” for a description of these efforts.

Employees and Culture

Employees. As of March 31, 2002, we had 1,121 employees. Of these employees, 843 were client-serving professionals and 278 were management and administrative personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems and administrative support. The responsibilities of our partners include client relationship development, business development, client management, program management, thought leadership, professional staff development and mentoring. Our partners typically have ten to twenty years or more of experience.

Culture. We believe our ability to simultaneously provide expertise in strategy, technology and program management is dependent upon our ability to develop and sustain a business culture that is common across all disciplines, vertical industries, and geographies in the organization. DiamondCluster’s employees are talented and energetic professionals that come from a multitude of professional backgrounds and over 45 nationalities. DiamondCluster believes that this fosters an exciting and diverse work environment. Three primary elements comprise our culture:

—	an environment that intellectually challenges our personnel through continuous training and innovative and high-impact client work;

—	consistent compensation and career paths across all disciplines and skill sets within DiamondCluster; and

—	participation by all of our employees in our continuing development and ownership of DiamondCluster.

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

Although a significant number of our current employees were hired directly from other firms, a growing number of our associates are being hired annually from the leading undergraduate and graduate business programs at universities in North America and Europe. Over time, we expect to hire a majority of our employees from these programs and, as a result, we expect senior level positions will be predominantly filled from internal promotions.

Training and Professional Development. Our training and professional development programs help us to deliver high-quality services to our clients, as well as to attract and retain highly skilled professionals. We have developed programs that ensure all individuals have the opportunity to develop consulting, business and technology skills throughout their careers. Leveraging our innovation programs and innovation centers, our professional development programs reinforce our culture by exposing all professionals to the various services we provide while further developing deep skills in each professional’s principal area of expertise.

Compensation. Our compensation programs have been structured to attract and retain highly skilled professionals by offering competitive base salaries coupled with annual cash bonus opportunities. We use equity-based instruments at all levels within DiamondCluster to provide long-term wealth creation opportunities and to retain individuals through multi-year, long-term vesting provisions. We believe that those professional services firms able to offer equity-based instruments will be more successful in attracting and retaining talented individuals to their organizations.

Our partners are eligible to receive an annual bonus comprised of cash commensurate with their level of responsibility and based on our overall performance. Our partners are granted stock options upon being elected a partner. We grant additional equity in conjunction with movement through the partner levels. Options that we issue to partners typically vest ratably over five years. Individuals below the partner level are awarded annual cash bonuses based on their performance and our overall performance. Our non-partners are granted stock options at the time of hire and promotion. These options typically vest ratably over four years.

Competition

We operate in a competitive and rapidly changing global market and compete with a variety of organizations that offer services similar to those that we offer. Our clients generally retain us on a non-exclusive basis. We compete with a number of different types of businesses, including:

Traditional management and strategy consulting firms that focus on advising managements on high-level corporate strategy. Many of the traditional strategic consulting firms have recently added services in information technology.

Systems integration and IT consulting firms that design and implement technology solutions, including software installation, for departments and enterprises. These firms have recently grown in size and scope of services.

Information technology product and service vendors that offer technical consulting to support their own products. Many of these firms have also developed various alliances with systems integration and IT consulting firms to augment their own capabilities.

In addition, we also compete with the internal strategy or technology departments of a client, as they may choose to conduct the work internally.

Many of our competitors are substantially larger than us and have significantly greater financial, technical and marketing resources, greater name recognition and greater revenues. Furthermore, we face the challenge of competing for and retaining the best personnel available in the business services market. Changes in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals.

We believe that the principal criteria considered by prospective clients when selecting a consulting firm to help them address their most challenging business and technology issues include skills and capabilities of consultants, scope of services, service model approach, global presence, technical and industry expertise, reputation and quality of past work, perceived value and a results orientation.

We believe we are well positioned against these competitors. Furthermore, we believe the current structural changes in the consulting industry (see “Industry Background and Opportunity”) increases the value to senior management of an objective advisor with deep expertise in strategy, operations and technology, including implementation.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Melvyn E. Bergstein	60	Chairman of the Board of Directors and Chief Executive Officer

Karl E. Bupp	40	Chief Financial Officer and Treasurer

Michael J. Connolly	40	President, Global Sevices

Adam J. Gutstein	39	President, North America and Director

William R. McClayton	57	Senior Vice President, Finance and Administration

Javier Rubio	41	President, Europe and Latin America and Director

John J. Sviokla	44	Vice Chairman and Director

Melvyn E. Bergstein co-founded Diamond in January 1994 and has served as our Chairman and Chief Executive Officer since that time. Mr. Bergstein has been a member of our board of directors since January 1994. Prior to co-founding Diamond, Mr. Bergstein held several senior executive positions with Technology Solutions Company from 1991 to 1993. Prior to that time, Mr. Bergstein held several senior positions with other consulting firms, including twenty-one years in various positions with Arthur Andersen & Co.’s consulting division, now Accenture.

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

Michael J. Connolly joined us in May 1995 as a partner and Vice President. Mr. Connolly is currently President, Global Services for DiamondCluster and was previously President, Diamond Marketspace Solutions. Prior to joining Diamond, Mr. Connolly was an associate partner with Andersen Consulting, now Accenture.

Adam J. Gutstein co-founded Diamond in January 1994 and has served as a partner and Vice President since inception, and as a member of our board of directors since August 1999. From July 1998 to April 2000, Mr. Gutstein served as Chief Operating Officer responsible for the client-serving operations including sales and delivery of our services, revenue and profit contribution. On November 28, 2000, Mr. Gutstein assumed the title of President, North America. Prior to joining us, Mr. Gutstein was a vice president at Technology Solutions Company and a manager with Andersen Consulting, now Accenture.

William R. McClayton joined the Company in April 2001 as partner and Senior Vice President of Finance and Administration responsible for finance, planning, legal, human resources, investor relations, information technology, marketing and facilities worldwide. Prior to joining DiamondCluster, Mr. McClayton was a partner of Arthur Andersen LLP. During his 35-year career at Arthur Andersen, Mr. McClayton served public and private audit clients, and led the firm’s Chicago-based global financial markets practice for ten years.

Javier Rubio became President, Europe and Latin America and a member of our board of directors in November 2000 when the Cluster merger was completed. Mr. Rubio founded Cluster Consulting in 1993 and served as its Chairman of the Board of Directors and Chief Executive Officer. Prior to founding Cluster, Mr. Rubio held several senior positions with other consulting firms, including seven years in various positions with the MAC Group (Gemini Consulting) and the Monitor Company.

John J. Sviokla joined us in September 1998 as a partner and Vice President and became a member of our board of directors in August 1999. Since April 1, 2000, Dr. Sviokla has served as Vice Chairman. Prior to joining us, Dr. Sviokla was a professor at the Harvard Business School from October 1986 to August 1998. His pioneering work on Marketspace established Harvard’s first course on electronic commerce, and he co-authored the seminal articles Managing in the Marketspace and Exploiting the Virtual Value Chain, both appearing in the Harvard Business Review. Dr. Sviokla has authored over 90 articles, cases, and edited books, and has been a consultant to large and small companies around the world. He has been a guest professor at many universities including Kellogg, MIT, The London Business School, the Melbourne Business School and the Hong Kong Institute of Science and Technology.

Item 2.    Properties

Our international headquarters and principal administrative, information systems, financial, accounting, marketing, legal and human resources operations are located in leased office space in Chicago, Illinois. In North America, we also have leased offices in San Francisco, California; New York, New York; and Boston, Massachusetts.

European and Latin American operations are based in Barcelona, Spain and we have seven small leased offices in Madrid, Spain; Düsseldorf and Münich, Germany; Lisbon, Portugal; London, UK; Paris, France; and São Paulo, Brazil.

Item 3.    Legal Proceedings

We are not party to any claims or actions that we believe could have a material effect on our results of operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Class A Common Stock is quoted on the Nasdaq National Market under the symbol “DTPI.” The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock.

	Sales Price Per Share
	High	Low
Fiscal year ended March 31, 2001:
First Quarter	$88.88	$47.25
Second Quarter	98.94	49.44
Third Quarter	74.94	20.69
Fourth Quarter	$44.13	$7.88
Fiscal year ended March 31, 2002:
First Quarter	$18.75	$7.50
Second Quarter	12.50	9.44
Third Quarter	14.27	7.60
Fourth Quarter	$16.34	$10.21

On June 25, 2002, the closing price of Class A Common Stock was $5.76 per share. At such date, we had approximately 7,500 holders of record of Class A Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock, if any. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future. Our financing arrangements currently do not prohibit us from declaring or paying dividends or making other distributions on the Common Stock. Under the terms of its credit agreement, the Company is required to maintain a minimum tangible net worth of $20 million.

Item 6.    Selected Consolidated Financial Data

The selected consolidated financial data presented below has been derived from our consolidated financial statements. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	1998	1999	2000	2001	2002
	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$60,178	$84,809	$139,627	$266,536	$181,215
Out-of-pocket expense reimbursements	8,152	11,811	28,379	40,864	21,745

Total revenue	68,330	96,620	168,006	307,400	202,960

Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	33,428	45,695	75,747	141,980	132,627
Out-of-pocket reimbursable expenses	8,152	11,811	28,379	40,864	21,745

Total project personnel and related expenses	41,580	57,506	104,126	182,844	154,372
Professional development and recruiting	6,155	9,448	13,199	26,673	10,834
Marketing and sales	3,210	4,669	7,325	13,431	7,136
Management and administrative support	8,602	11,298	18,260	41,989	46,794
Goodwill amortization	—	—	493	21,928	61,850
Noncash compensation	—	—	—	18,187	52,305
Restructuring charge	—	—	—	—	15,542

Total operating expenses	59,547	89,921	143,403	305,052	348,833

Income (loss) from operations	8,783	13,699	24,603	2,348	(145,873)

Interest income, net	1,150	2,488	2,002	11,999	4,138
Other expense	—	—	—	(8,714)	(2,985)

Total other income, net	1,150	2,488	2,002	3,285	1,153

Income (loss) before taxes	9,933	16,187	26,605	5,633	(144,720)
Income tax expense (benefit)	3,925	6,351	10,377	18,500	(11,048)

Net income (loss)	$6,008	$9,836	$16,228	$(12,867)	$(133,672)

Basic net income (loss) per share of common stock (1)	$0.34	$0.49	$0.78	$(0.49)	$(4.34)
Diluted net income (loss) per share of common stock (1)	$0.28	$0.42	$0.62	$(0.49)	$(4.34)
Shares used in computing basic net income (loss) per share of common stock (1)	17,634	19,915	20,807	26,448	30,813
Shares used in computing diluted net income (loss) per share of common stock (1)	21,258	23,346	25,984	26,448	30,813

	March 31,
	1998	1999	2000	2001	2002
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,437	$47,698	$182,945	$151,358	$96,773
Working capital	26,236	46,872	183,967	132,501	103,564
Total assets	40,352	67,086	249,410	522,256	401,176
Long-term debt, including current portion	—	—	1,000	500	—
Total stockholders’ equity	$28,767	$53,301	$218,318	$452,367	$375,098

(1)	See Note 2 of “Notes to Consolidated Financial Statements” for an explanation of the methods used to compute basic and diluted earnings (loss) per share data.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in the consolidated financial statements and related notes included elsewhere in this annual report.

Overview

We are a premier global management-consulting firm. We help leading organizations worldwide develop and implement growth strategies, improve operations, and capitalize on technology. We work collaboratively with our clients, utilizing teams of consultants with skills in strategy, technology and program management. During fiscal year 2002 we generated $181.2 million of net revenues (before reimbursements of out-of-pocket expenses) from 156 clients. As of March 31, 2002, we employed 843 client-serving professionals and had twelve offices in North America, Europe and Latin America.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

In November 2001, the FASB issued a Staff Announcement regarding the income statement classification of “out-of-pocket” expenses incurred and billed to clients for reimbursement. This announcement requires that out-of-pocket expenses incurred and billed to clients for reimbursement be reflected in the income statement on a gross basis as both revenue and expense. Accordingly, we have adjusted revenue and project costs for all periods reported to include out-of-pocket expenses. We have also adjusted revenue and project costs for all periods reported to include administrative charges billed to clients. Previously, these out-of-pocket expense reimbursements and administrative charges billed to clients were classified as a reduction of project personnel and related expenses. This change in classification had no effect on current or previously reported net income (loss) or earnings (loss) per share.

Forward-Looking Statements

Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words “anticipate,” “believe,” “estimate,” “expect” and similar terminology used with respect to the Company and its management. These forward-looking statements are subject to risks and uncertainties which could cause the Company’s actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. For a statement of the Risk Factors that might adversely affect the Company’s operating or financial results, see Exhibit 99.1 to this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We earn revenues from a range of consulting services, including helping organizations worldwide to develop and implement growth strategies, improve operations, and capitalize on technology. Our revenues are comprised of professional fees for services rendered to our clients plus reimbursement of out-of-pocket expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement.

Service revenue recognition inherently involves a degree of estimation. Examples of important estimates in this area include determining the level of effort required to execute the project, calculating costs incurred and assessing our progress toward project completion on an ongoing basis. We utilize a number of management processes to monitor project performance and revenue recognition including monthly reviews of the progress of each project against plan, staff and resource usage, service quality and client feedback. From time to time, as part of our normal management process, circumstances are identified that require us to revise our estimates of the revenues to be realized on a project. In most cases, these revisions relate to changes in the scope of the project, and do not significantly impact the expected fees on a contract. To the extent that a revised estimate affects revenue previously recognized, we record the full effect of the revision in the period when the underlying facts become known.

Allowance for Doubtful Accounts and Deferred Revenue

We earn our revenues by providing consulting services to clients. We bill our clients for these services on either a monthly or semi-monthly basis in accordance with the terms of the client engagement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may not be able to bill for those services until a later date. The terms of our client engagements also require us to assume the risk of non-collection of amounts billed to clients.

Management makes estimates of the amount of our billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers our overall experience with estimating uncollectible amounts. We recognize the effect of changes in our estimates, assumptions and assessments of the factors impacting the collectibility of amounts due from customers on an ongoing basis. As of March 31, 2002, our accounts receivable balance was $22.1 million, including unbilled accounts receivable of $5.4 million, and net of allowance for doubtful accounts of $1.1 million. Unbilled receivables represent revenues earned for services performed that have not been billed. Unbilled receivables are typically billed the following month.

Although we and our clients agree on the scope of projects, expected deliverables and related fees in advance, from time to time we have made revisions to the scope of work and deliverables without making a corresponding adjustment to the fees for the project. We refer to this as “project run-on” as these revisions generally cause a project to extend beyond its targeted completion. We monitor our actual project run-on experience on an ongoing basis and perform monthly reviews of projects in progress against plan. We provide for project run-on costs based on our analysis of historical experience. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. As of March 31, 2002, our deferred revenue balance was $0.9 million. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

Operating Expenses

The largest portion of our operating expenses consists of project personnel and related expenses. Project personnel expenses consist of payroll costs and related benefits associated with professional staff. Other direct costs include travel, subcontracting, third-party vendor payments and unbillable costs associated with the delivery of services to our clients. The amount of these other direct costs can vary substantially from period to period depending largely on revenue. However, project personnel and related expenses are relatively fixed in nature, and declines in revenue will often result in reduced utilization of professional personnel and lower operating margins.

The remainder of our recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with our development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, finance, information systems, facilities, including the rent of office space, and other administrative support for project personnel.

In December 2001, we recorded a restructuring charge related to specific actions we took to better align our cost infrastructure with our near term revenue expectations. The charge included estimates of costs related to severance and other personnel-related expenses, as well as costs related to reductions in office space, the write-off of associated leasehold improvements, and the establishment of accruals for other contractual commitments which are not expected to provide future benefit. We estimated these costs based upon our restructuring plan. Although we do not expect there to be significant changes to our plan, changes may be necessary due to unanticipated events, and may result in revisions to previously recorded estimates. Such revisions will be reflected in the financial statements in the period they occur.

Valuation of Long-Lived Assets and Goodwill

In fiscal 2002, we amortized goodwill over its estimated period of benefit and assessed the carrying value of our long-lived assets and related goodwill whenever events or changes in circumstances indicated that the recorded amount may not be recoverable, as required by Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Our goodwill was recognized in connection with acquisitions we made in fiscal 2000 and 2001. The majority of our goodwill relates to our acquisition of Cluster Telecom BV, a pan-European consulting firm specializing in wireless technology and digital strategies, which occurred in November 2000. All of the skills we acquired in these transactions continue to be important to our service delivery. Additionally, diversifying our business across geographies and expanding into new markets are key elements to our business strategy. Our ability to implement this portion of our strategy has been significantly enhanced by Cluster’s strong presence in Europe and Latin America.

In applying existing accounting literature related to the valuation and amortization of long-lived assets including goodwill, management must make estimates of the period of benefit or use of the assets and judgments about whether particular events or developing circumstances indicate that the carrying value of the assets may not be recoverable.

We estimate the lives of our long-term assets, including goodwill, at the time they are acquired based on their expected period of benefit or use. Factors we consider in establishing these lives include the nature of the asset, our prior experience with similar assets, and expected future cash flows from use of the asset. We revise our estimates as appropriate to reflect our actual experience and to recognize the effects of obsolescence, competition and changes in economic conditions.

We assess the recoverability of the carrying value of long-lived assets, including goodwill, whenever events or circumstances suggest the balance might not be recovered. We use judgment to determine when such a review is necessary. We base our judgments, about whether an impairment review is required, on factors such as our operating performance and our projections of future results, the importance of the acquired assets to our business strategy, industry or economic trends and our market capitalization relative to our net book value. Based on our assessment of these factors, together with the recent timing of our acquisitions, and our judgment that the current downturn in our industry was not likely to be permanent, we concluded that no impairment review was required at March 31, 2002. Long-lived assets and goodwill amounted to $251.0 million as of March 31, 2002.

If we had determined that an impairment review was required, we would have measured any impairment based on estimated future cash flows expected to result from the use of the asset and its eventual disposition as required by SFAS 121.

In fiscal 2003, SFAS No. 142, “Goodwill and Other Intangible Assets” will be effective for the Company, and establishes new standards for accounting for and assessing the impairment of goodwill. As a result, the Company will cease to amortize approximately $235.2 million of goodwill beginning on April 1, 2002 (approximately $61.9 million of amortization related to goodwill was recognized during fiscal 2002). In lieu of amortization, SFAS No. 142 requires us to perform an initial impairment review of goodwill as of April 1, 2002. Thereafter, we will be required to perform an impairment review at least annually and upon the identification of certain indicators of possible impairment of value such as those outlined above. Under SFAS No. 142, goodwill impairment is assessed at the reporting unit level, using a discounted cash flow method.

We are in the process of evaluating the impact that the adoption of SFAS No. 142 will have on the Company’s consolidated financial statements. While we have not as yet completed the full evaluation of the carrying value of goodwill required by the new criteria under SFAS No. 142, we expect to record a non-cash cumulative effect charge of between $130 million and $150 million during the first quarter of fiscal year 2003 to reduce the carrying value of goodwill to its implied fair value.

New Accounting Policies

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations and No. 142, Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. The Company adopted SFAS No. 141 effective July 1, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be applied as of the beginning of a fiscal year. The Company is in the process of evaluating the impact that the adoption of SFAS No. 142 will have on the Company’s consolidated financial statements, and expects to record a non-cash cumulative effect charge of between $130 million and $150 million during the first quarter of fiscal year 2003 related to the adoption of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 will have on the Company’s consolidated financial statements; however, the Company does not expect a material impact on the financial statements as a result of this adoption.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

	Year Ended March 31,
	2000	2001	2002
Revenue:
Revenue before out-of-pocket-expense reimbursements (net revenue)	100.0%	100.0%	100.0%
Out-of-pocket expense reimbursements	20.3	15.3	12.0

Total revenue	120.3	115.3	112.0
Operating Expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	54.3	53.3	73.2
Out-of-pocket reimbursable expenses	20.3	15.3	12.0

Total project personnel and related expenses	74.6	68.6	85.2
Professional development and recruiting	9.4	10.0	6.0
Marketing and sales	5.2	5.0	3.9
Management and administrative support	13.1	15.8	25.8
Goodwill amortization	0.4	8.2	34.1
Noncash compensation	—	6.8	28.9
Restructuring charge	—	—	8.6

Total operating expenses	102.7	114.4	192.5

Income (loss) from operations	17.6	0.9	(80.5)
Other income, net	1.4	1.2	0.6

Income (loss) before taxes	19.0	2.1	(79.9)
Income tax expense (benefit)	7.4	6.9	(6.1)

Net income (loss)	11.6%	(4.8%)	(73.8%)

Fiscal 2002 Compared to Fiscal 2001

Our net loss of $12.9 million during fiscal 2001 increased by $120.8 million resulting in a net loss of $133.7 million during fiscal 2002, primarily due to increased amortization of goodwill and noncash compensation costs recorded in connection with the Cluster transaction that closed on November 28, 2000, a decrease in operating income before amortization of goodwill and noncash compensation, and costs associated with the restructuring plan implemented in the quarter ended December 31, 2001.

Revenue before out-of-pocket expense reimbursements (“net revenue”) for fiscal 2002 was $181.2 million, down 32.0% compared with $266.5 million reported for fiscal 2001. Total revenue including out-of-pocket expense reimbursements was $203.0 million for fiscal 2002, down 34.0% compared with $307.4 million reported for fiscal 2001.The decline in revenue in fiscal 2002 can be principally attributed to the weakness in the global economy, resulting in a decline in current demand for the Company’s services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company’s sales cycles and reductions and deferrals of client expenditures for consulting services. Clients served in fiscal 2002 declined to 156 as compared to 169 clients served in fiscal 2001. Revenue from new clients accounted for 17% of fiscal 2002 revenue as compared to 55% in fiscal 2001. Revenue from existing clients accounted for 83% of total revenue in fiscal 2002 as compared to 45% in fiscal 2001.

Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $9.4 million, or 6.6%, to $132.6 million during fiscal 2002 as compared to $142.0 million reported for fiscal 2001. Project personnel and related expenses including out-of-pocket reimbursable expenses decreased $28.5 million, or 15.6%, to $154.4 million during fiscal 2002 as compared to fiscal 2001. The decrease in project personnel and related expenses reflects savings resulting from the following cost reduction programs implemented throughout fiscal 2002. Beginning June 2001, we reduced salaries between 10% and 15% for most employees, and in August 2001, we reduced salaries 65% for approximately 200 furloughed employees. During the quarters ended December 31, 2001 and March 31, 2002, we further reduced personnel as part of the Company’s restructuring plan. Overall, we reduced our client-serving professional staff from 1,141 at March 31, 2001 to 843 at March 31, 2002. As a percentage of net revenue, project personnel and related expenses before out-of-pocket reimbursable expenses increased from 53.3% to 73.2% during fiscal 2002 as compared to fiscal 2001, due primarily to decreases in utilization of our client serving professionals. Similarily, project personnel and related expenses including out-of-pocket reimbursable expenses increased as a percentage of net revenue from 68.6% to 85.2% during fiscal 2002 as compared to fiscal 2001.

Professional development and recruiting expenses decreased $15.8 million to $10.8 million during fiscal 2002 as compared to fiscal 2001. This decrease primarily reflects decreases in our level of recruiting and recruiting staff and the cancellation of several firm wide meetings. As a percentage of net revenues, these expenses decreased to 6.0% from 10.0% during the prior year.

Marketing and sales expenses decreased $6.3 million to $7.1 million during fiscal 2002 as compared to fiscal 2001 as a result of decreased marketing activities. As a percentage of net revenues, these expenses decreased to 3.9% as compared to 5.0% during the prior year.

Management and administrative support expenses increased from $42.0 million to $46.8 million, or 11.4%, during fiscal 2002 as compared to fiscal 2001 as a result of the full year cost of the addition of offices located in Barcelona, Boston, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, and São Paolo resulting from the Cluster transaction, and additional equipment and personnel necessary to support our increased consulting capacity. As a percentage of net revenues, these expenses increased from 15.8% to 25.8% due mainly to increased costs associated with the new offices, coupled with reduced revenues.

Goodwill amortization increased $40.0 million from $21.9 million to $61.9 million during fiscal 2002 as compared to fiscal 2001 due primarily to the full year effect of goodwill amortization resulting from acquisitions of Momentus Group Limited and Cluster which were completed in May and November 2000, respectively. As a percentage of net revenues, these expenses increased from 8.2% to 34.1%.

Noncash compensation increased from $18.2 during fiscal 2001 to $52.3 million during fiscal 2002. This is primarily the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees as a result of the Cluster acquisition. This unearned compensation will be earned over time contingent on the continued employment of these employees. As a percentage of net revenues, noncash compensation was 28.9%.

In the third quarter of fiscal 2002, the Company recorded a restructuring charge of $15.5 million based on an evaluation of competitive conditions in the global markets. The Company completed an assessment of the infrastructure needed to support anticipated levels of business in fiscal 2003, and developed and implemented a restructuring plan designed to better align its cost structure and areas of operation with current business requirements. The restructuring charge consisted of $10.8 million for workforce reductions, $3.1 million for the reduction of office space, and $1.6 million for the write-down of other depreciable assets and equipment leases. The Company expects the restructuring will produce cost savings of $22 million on an annualized basis, of which approximately 68% relates to project personnel and related costs, and approximately 32% relates to other operating expenses.

Income from operations decreased from $2.3 million to a loss of $145.9 million during fiscal 2002 as compared to fiscal 2001 due primarily to the increased amortization of goodwill and noncash compensation, reduced revenue and the restructuring charge. EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation and the restructuring charge, decreased from earnings of $42.5 million to a loss of $16.2 million during fiscal 2002 as compared to fiscal 2001. EBITA is not a measure of financial performance under U.S. generally accepted accounting principles. You should not consider it in isolation from, or as a substitute for, net income or cash flow measures prepared in accordance with U.S. generally accepted accounting principles or as a measure of profitability or liquidity. Additionally our EBITA calculation may not be comparable to other similarly titled measures of other companies. We have included EBITA as a supplemental disclosure because it may provide useful information regarding our ability to generate cash for operating and other corporate purposes.

Other income decreased $2.1 million from $3.3 million to $1.2 million during fiscal 2002 as compared to fiscal 2001, primarily due to a decrease in cash balances throughout fiscal year 2002 resulting in a decrease in interest income of $7.9 million, which was partially offset by foreign exchange gains and a decrease in realized losses on equity investments. Realized losses on equity investments decreased by $4.0 million from $8.6 million in fiscal 2001 to $4.6 million in fiscal 2002. As a percentage of net revenues, other income decreased from 1.2% to 0.6%.

Income taxes decreased from an expense of $18.5 million to a benefit of $11.0 million due principally to the loss incurred in the current year. The realization of this benefit is dependent upon the Company’s ability to generate taxable income in the future.

Fiscal 2001 Compared to Fiscal 2000

Our net income of $16.2 million during fiscal 2000 decreased $29.1 million resulting in a net loss of $12.9 million during fiscal 2001 primarily due to the amortization of goodwill and noncash compensation recorded in connection with the Cluster acquisition and an increase in the effective tax rate, partially offset by an increase in operating income before amortization of goodwill and noncash compensation. The Cluster acquisition, the largest of our two acquisitions during fiscal 2001, closed on November 28, 2000 and Cluster’s results are included from that date.

Revenue before out-of-pocket expense reimbursements (“net revenue”) increased 90.9% to $266.5 million during fiscal 2001 as compared to fiscal 2000. Total revenue including out-of-pocket expense reimbursements increased 83.0% to $307.4 million during fiscal 2001 as compared to fiscal 2000. The increase in our net revenue reflects an increase in the volume of services delivered to new clients, continued services to our existing client base, continued growth of our Diamond Marketspace Solutions practice, as well as four acquisitions, two in fiscal year 2000 and two in fiscal year 2001. Revenue from new clients accounted for 45% of the revenue while revenue to existing clients accounted for 55% of total revenue during fiscal 2001. We served 169 clients during fiscal 2001 as compared to 143 clients served during fiscal 2000.

Project personnel and related expenses before out-of-pocket reimbursable expenses increased $66.2 million, or 87.4%, to $142.0 million during fiscal 2001 as compared to fiscal 2000. Project personnel and related expenses including out-of-pocket reimbursable expenses increased $78.7 million, or 75.6%, to $182.8 million during fiscal 2001 as compared to fiscal 2000. This increase is due to increases in both the number and compensation of our client-serving professionals. We increased our client-serving professional staff from 452 at March 31, 2000 to 1,141 at March 31, 2001 as a result of the Cluster transaction and our continued success in recruiting client-serving professionals. As a percentage of net revenue, project personnel and related expenses before out-of-pocket reimbursable expenses decreased from 54.3% to 53.3% during fiscal 2001 as compared to fiscal 2000, due primarily to the inclusion of the results of Cluster’s operations from November 28, 2000 to the end of the fiscal year. Similarily, project personnel and related expenses including out-of-pocket reimbursable expenses decreased as a percentage of net revenue from 74.6% to 68.6% during fiscal 2001 as compared to fiscal 2000.

Professional development and recruiting expenses increased $13.5 million to $26.7 million during fiscal 2001 as compared to fiscal 2000. This increase reflects our recruiting and training of a greater number of client-serving professionals and an associated increase in recruiting and training resources. As a percentage of net revenues, these expenses increased to 10.0% from 9.4% during the prior year.

Marketing and sales expenses increased $6.1 million to $13.4 million during fiscal 2001 as compared to fiscal 2000 as a result of increased spending for:

•
the publication of our magazine, Context, which transitioned from a quarterly publication to a bi-monthly publication and is now being marketed at selected newsstands across the United States and distributed to senior executives in Europe;

•	the conduct and sponsorship of several Diamond Exchange, Insight and other seminars for prospective clients; and

•	the hiring of additional marketing staff to further develop our corporate branding and marketing initiatives.

As a percentage of net revenues, these expenses decreased from 5.2% to 5.0% as a result of our improved operating leverage resulting from our net revenue growth.

Management and administrative support expenses increased from $18.3 million to $42.0 million, or 130.0%, during fiscal 2001 as compared to fiscal 2000 as a result of the additional facilities, including the opening of the San Francisco office in the third quarter of fiscal 2000, the London office in the fourth quarter of fiscal 2000, the New York office during the third quarter of fiscal 2001, offices located in Barcelona, Boston, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, and São Paolo resulting from the Cluster transaction, and additional equipment and personnel necessary to support our growth and increased consulting capacity. As a percentage of net revenues, these expenses increased from 13.1% to 15.8% due mainly to increased costs associated with the new offices.

Goodwill amortization increased $21.4 million from $0.5 million to $21.9 million during fiscal 2001 as compared to fiscal 2000 due primarily to the acquisitions of Momentus Group Limited and Cluster which were completed in May and November 2000, respectively. As a percentage of net revenues, these expenses increased from 0.4% to 8.2%.

Noncash compensation increased from zero during fiscal 2000 to $18.2 million during fiscal 2001. This is primarily the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees as a result of the Cluster acquisition. This unearned compensation will be earned over time contingent on the continued employment of these employees. As a percentage of net revenues, noncash compensation was 6.8%.

Income from operations decreased from $24.6 million to $2.3 million during fiscal 2001 as compared to fiscal 2000 due primarily to the amortization of goodwill and noncash compensation. EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation, increased from $25.1 million to $42.5 million during fiscal 2001 as compared to the prior year. EBITA is not a measure of financial performance under U.S. generally accepted accounting principles. You should not consider it in isolation from, or as a substitute for, net income or cash flow measures prepared in accordance with U.S. generally accepted accounting principles or as a measure of profitability or liquidity. Additionally our EBITA calculation may not be comparable to other similarly titled measures of other companies. We have included EBITA as a supplemental disclosure because it may provide useful information regarding our ability to generate cash for operating and other corporate purposes.

Other income increased $1.3 million from $2.0 million to $3.3 million during fiscal 2001 as compared to fiscal 2000 primarily due to increased cash balances throughout fiscal year 2001 resulting in an increase in interest income of $10.0 million, which was partially offset by realized losses on equity investments of $8.6 million. As a percentage of net revenues, other income decreased slightly from 1.4% to 1.2%.

Income taxes increased from $10.4 million to $18.5 million due principally to the portion of goodwill amortization and noncash compensation which is not deductible for income tax purposes.

Liquidity and Capital Resources

We maintain a revolving line of credit with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%. This line of credit has been reduced to account for letters of credit outstanding. As of March 31, 2002, we had approximately $9.2 million available under this line of credit. The line of credit expires July 31, 2002. We expect to renew the $10 million line of credit, which would be secured by cash and certain accounts receivable.

Net cash used in operating activities was $46.0 million, which primarily included a net loss of $18.3 million after non-cash items (measured by adding back $115.4 million of the following non-cash items to the consolidated net loss of $133.7 million: depreciation and amortization, goodwill amortization, non-cash compensation, deferred income taxes and the write-down of equity investments), and $27.4 million used for working capital and other activities. Net cash used for working capital and other activities consisted mainly of the fiscal year 2001 bonuses, income taxes together with fiscal 2002 restructuring costs (e.g., severance and benefits) that were paid out during fiscal 2002, offset by decreases in accounts receivable and prepaid expenses. Our billings for the quarter ended March 31, 2002 totaled $40.3 million. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Cash used in investing activities was $10.8 million for fiscal 2002. Cash used in investing activities resulted primarily from purchases of property and equipment of $6.8 million, cash used in acquisitions of $1.8 million and cash used for other assets of $2.2 million.

Cash provided by financing activities was $2.7 million for fiscal 2002. Cash provided by financing activities resulted primarily from the proceeds from DiamondCluster’s common stock issued during fiscal 2002 totaling $9.1 million, net of the repayment of a note for $0.5 million and the repurchase of DiamondCluster’s common stock totaling $5.9 million in fiscal 2002. Our Board of Directors has authorized the repurchase of up to three million of DiamondCluster’s Class A Common Stock as part of an existing stock repurchase program. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. At March 31, 2002, the number of shares purchased under this authorization was 2.4 million shares at an aggregate cost of $46.7 million.

On January 30, 2001, we offered our employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options granted to them in exchange for a future grant of a lesser number of new options to purchase the same class of shares, a majority of which would vest proportionately over a four year period. The original options were granted under DiamondCluster’s 2000 Stock Option Plan and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted the offer were required to make an election with respect to all covered options by February 8, 2001. In order to receive the new options, the employees were required to remain employed by DiamondCluster until August 9, 2001. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 2.3 million stock options were cancelled as part of this plan. On August 9, 2001, a total of 1.5 million of new options were granted as part of this plan, which represented between 75% and 100% of the original grant and had an exercise price that was set on the grant date. The exercise price for a majority of the options granted on August 9, 2001 was set at fair market value.

In the quarter ended December 31, 2001, the Company incurred a restructuring charge of $15.5 million to adjust its operations to levels more appropriate for current business requirements. The total cash outlay for the restructuring is expected to approximate $12.8 million. The remaining $2.7 million of restructuring costs consisted of non-cash charges primarily for write-offs of leasehold improvements for the facilities being downsized, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of March 31, 2002, $8.9 million of cash had been expended for this initiative, primarily related to severance and related costs.

The Company expects the restructuring will produce cost savings of $22 million on an annualized basis, of which approximately 68% relates to project personnel and related costs, and approximately 32% relates to other operating expenses.

We believe that our current cash balances, amounts available under our existing lines of credit and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal 2004. If necessary, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities, although there is no assurance that such financing would be available to us on acceptable terms.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk Sensitive Instruments.

Foreign Currency Risk

International revenues are generated primarily from our services in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country, most of which are tied to the euro. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impacted by changes in these or other factors. The financial statements of our non-U.S. businesses are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. As a result, we are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability.

The Company has entered into transactions to reduce the effect of foreign exchange transaction gains and losses on recorded foreign currency denominated assets and liabilities, and to reduce the effect of foreign exchange translation gains and losses on the parent company’s net investment in its foreign subsidiaries. These transactions involve the use of forward foreign exchange contracts in certain European currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the U.S. dollar value of the Company’s foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis.

Interest Rate Risk

The Company invests its cash in highly liquid investments with original maturities of three months or less. The interest rate risk associated with our investing activities at March 31, 2002 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings.

Item 8.    Consolidated Financial Statements and Supplementary Data.

The information required by this item is contained in the consolidated financial statements and schedules set forth in Item 14(a) under the captions “Consolidated Financial Statements” and “Consolidated Financial Statement Schedules” as a part of this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

Item 10.    Directors and Executive Officers of the Registrant

Information with respect to Directors of the Company will be set forth in the forthcoming Proxy Statement under the heading “Election of Directors,” which information is incorporated herein by reference or in an amendment to this Form 10-K. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth in the forthcoming Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” which information is incorporated herein by reference.

Item 11.    Executive Compensation

Information with respect to executive compensation will be set forth in the Proxy Statement under the heading “Compensation of Executive Officers,” which information is incorporated herein by reference (except for the Compensation Committee report on Executive Compensation and the Performance Graph), or in an amendment to this Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table summarizes information about the Company’s equity incentive plans as of March 31, 2002 (share amounts in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	26,266	$15.46	11,636	(1)
Equity compensation plans not approved by security holders (2)	234	$11.31	116

Total	26,500		11,752

(1)	Includes 1,570,000 shares available for future issuance under the Company’s Employee Stock Purchase Plan.
(2)
The Advisors’ Stock Option Plan (the “Advisors’ Plan”) relates to a maximum of 350,000 shares of Class A common stock, which may be issued upon the exercise of stock options granted to outside advisors of the Company during the period commencing February 26, 1997 through August 10, 1999. The terms of the Advisors Plan mirror the terms of the Company’s 1998 Equity Incentive Plan previously adopted by the shareholders in all material respects, except that (i) the maximum number of shares available for issuance under the Advisors Plan is 350,000 shares, and (ii) the eligible participants under the Advisors Plan are those outside consultants to the Company as the Plan Committee shall decide from time to time. The options issued under the Advisors Plan were granted at the fair market value on the grant date (calculated based on the average of the closing price on the Nasdaq Market System of the Class A Common Stock for the ten trading days preceding the grant date). The options vest over periods ranging from 2 to 4 years after the date of grant, and expire on dates ranging from 5 to 8 years after the date of grant.

Information with respect to security ownership of certain beneficial owners and management will be set forth in the forthcoming Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 13.    Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions will be set forth in the footnotes to the consolidated financial statements and the forthcoming Proxy Statement, which information is incorporated herein by reference, or in an amendment to this Form 10-K.

PART IV

Item 14.    Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

(a) Consolidated Financial Statements and Schedules

(1) The consolidated financial statements and schedule listed in the index on page F-1 are filed as part of this Form 10-K.

All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(2) see (1) above

(3) see (c) below

(b) Reports on Form 8-K

Reports on Form 8-K were dated October 9, 2001, October 24, 2001 and January 31, 2002.

A report on Form 8-K/A was filed on April 12, 2001 as an amendment to the report on Form 8-K that was originally filed on September 11, 2000 to reflect the information required by Item 7.

(c) Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number		Description
3.1	(a)**	Restated Certificate of Incorporation of the Company.

3.1	(b)
Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form S-4 (File No. 333-47830) and incorporated herein by reference).

3.1	(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference).

3.2	**	Amended and Restated By-laws of the Company.

Exhibit Number		Description

10.1	**
Amended and Restated DiamondCluster International, Inc. 1998 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A dated July 11, 2001 (File No. 000-22125) and incorporated herein by reference).

10.2	**	Form of Employment Agreement between each of the Named Officers and the Company.

10.7	**
Amended and Restated Voting and Stock Restriction Agreement dated as of April 1, 1996 among the Company, Technology Leaders L.P., Technology Leaders Offshore C. V., CIP Capital L.P., Safeguard Scientifics (Delaware), Inc. and certain of the shareholders of the Company.

10.8	*	Amended and Restated Partners Operating Agreement dated as of November 16, 2001 among the Company and the partners of the Company.

21	*	Subsidiaries of the Registrant.

23	*	Consent of Independent Public Accountants.

24.1	*	Power of Attorney (included on signature page).

99.1	*	Risk Factors.

*	Filed herewith
**	Incorporated by reference to the corresponding exhibits filed with the Company’s Registration Statement on Form S-1 (No. 333-17785)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.

/S/ MELVYN E. BERGSTEIN
By:
Melvyn E. Bergstein
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Melvyn E. Bergstein and William R. McClayton, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Chairman and Chief Executive Officer (Principal Executive Officer)	June 25, 2002

/S/ KARL E. BUPP Karl E. Bupp	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 25, 2002

/S/ ADAM J. GUTSTEIN Adam J. Gutstein	President, North America and Director	June 25, 2002

/S/ JAVIER RUBIO Javier Rubio	President, Europe and Latin America and Director	June 25, 2002

/S/ JOHN J. SVIOKLA John J. Sviokla	Vice Chairman and Director	June 25, 2002

/S/ EDWARD R. ANDERSON Edward R. Anderson	Director	June 25, 2002

/S/ DONALD R. CALDWELL Donald R. Caldwell	Director	June 25, 2002

Signature	Title	Date

/S/ MARK L.GORDON Mark L. Gordon	Director	June 25, 2002

/S/ ALAN C. KAY Alan C. Kay	Director	June 25, 2002

/S/ JOHN D. LOEWENBERG John D. Loewenberg	Director	June 25, 2002

/S/ MICHAEL E. MIKOLAJCZYK Michael E. Mikolajczyk	Director	June 25, 2002

/S/ CHRISTOPHER J. MOFFITT Christopher J. Moffitt	Director	June 25, 2002

/S/ PEDRO NUENO Pedro Nueno	Director	June 25, 2002

/S/ ARNOLD R. WEBER Arnold R. Weber	Director	June 25, 2002

DIAMONDCLUSTER INTERNATIONAL, INC.

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors
DiamondCluster International, Inc.:

We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries as of March 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondCluster International, Inc. and subsidiaries as of March 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Chicago, Illinois
May 2, 2002, except as to Note 19
which is as of June 24, 2002

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2001 and 2002
(In thousands, except per share data)

	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$151,358	$96,773
Accounts receivable, net of allowance of $2,028 and $1,089 as of March 31, 2001 and 2002, respectively	32,879	22,131
Income taxes receivable	—	1,321
Prepaid expenses and short-term deferred taxes	18,153	9,417

Total current assets	202,390	129,642
Computers, equipment, leasehold improvements and software, net	16,182	15,789
Other assets and long-term deferred taxes	8,084	20,566
Goodwill, net	295,600	235,179

Total assets	$522,256	$401,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,824	$6,277
Note payable, current portion	500	—
Accrued compensation	28,336	—
Deferred revenue	2,684	893
Taxes payable	11,027	—
Other accrued liabilities	19,518	18,908

Total current liabilities	69,889	26,078

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Class A Common Stock, $.001 par value, 100,000 shares authorized, 23,659 and 27,497 shares issued as of March 31, 2001 and 2002, respectively	24	27
Class B Common Stock, $.001 par value, 20,000 shares authorized, 8,752 and 6,562 shares issued as of March 31, 2001 and 2002, respectively	9	7
Additional paid-in capital	652,234	659,844
Unearned compensation	(177,375)	(121,340)
Notes receivable from sale of common stock	(332)	(80)
Accumulated other comprehensive income	(1,249)	(2,810)
Retained earnings (accumulated deficit)	19,812	(113,860)

	493,123	421,788
Less Common Stock in treasury, at cost, 2,016 shares held at March 31, 2001 and 2,424 shares held at March 31, 2002	40,756	46,690

Total stockholders’ equity	452,367	375,098

Total liabilities and stockholders’ equity	$522,256	$401,176

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Fiscal years ended March 31, 2000, 2001 and 2002
(In thousands, except per share data)

	2000	2001	2002
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$139,627	$266,536	$181,215
Out-of-pocket expense reimbursements	28,379	40,864	21,745

Total revenue	168,006	307,400	202,960
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	75,747	141,980	132,627
Out-of-pocket reimbursable expenses	28,379	40,864	21,745

Total project personnel and related expenses	104,126	182,844	154,372
Professional development and recruiting	13,199	26,673	10,834
Marketing and sales	7,325	13,431	7,136
Management and administrative support	18,260	41,989	46,794
Goodwill amortization	493	21,928	61,850
Noncash compensation*	—	18,187	52,305
Restructuring charge	—	—	15,542

Total operating expenses	143,403	305,052	348,833

Income (loss) from operations	24,603	2,348	(145,873)
Interest income	2,099	12,055	4,164
Interest expense	(97)	(56)	(26)
Other expense, net	—	(8,714)	(2,985)

Total other income, net	2,002	3,285	1,153

Income (loss) before taxes	26,605	5,633	(144,720)
Income tax expense (benefit)	10,377	18,500	(11,048)

Net income (loss)	16,228	(12,867)	(133,672)
Unrealized gain (loss) from securities, net of income tax expense of $344 and income tax benefit of $232 for the fiscal years ended 2000 and 2001, respectively	539	(363)	—
Reclassification adjustment, net of income tax expense of $344 and income tax benefit of $232 for the fiscal years ended 2001 and 2002, respectively	—	(539)	363
Foreign currency translation adjustments	—	(886)	(1,924)

Comprehensive income (loss)	$16,767	$(14,655)	$(135,233)

Basic net income (loss) per share of common stock	$0.78	$(0.49)	$(4.34)
Diluted net income (loss) per share of common stock	$0.62	$(0.49)	$(4.34)
Shares used in computing basic net income (loss) per share of common stock	20,807	26,448	30,813
Shares used in computing diluted net income (loss) per share of common stock	25,984	26,448	30,813
* Noncash compensation:
Project personnel and related expenses	$—	$17,930	$51,352
Professional development and recruiting	—	29	94
Marketing and sales	—	14	88
Management and administrative support	—	214	771

Total noncash compensation	$—	$18,187	$52,305

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal years ended March 31, 2000, 2001 and 2002
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned Compensation	Notes Receivable from sale of Common Stock	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 1999	$15	$5	$42,146	$—	$(32)	$16,451	$(5,284)	$—	$53,301
Issuance of stock	2	—	118,741	—	(668)	—	—	—	118,075
Exercise of warrants	—	—	243	—	—	—	—	—	243
Exercise of stock options	1	2	8,638	—	—	—	—	—	8,641
Income tax benefit related to stock option exercises	—	—	23,730	—	—	—	—	—	23,730
Purchase of treasury stock	—	—	(174)	—	—	—	(4,781)	—	(4,955)
Conversion to Class A	4	(4)	—	—	—	—	—	—	—
Repayment of notes	—	—	—	—	468	—	—	—	468
Employee stock purchase plan	—	—	2,048	—	—	—	—	—	2,048
Unrealized gain on securities	—	—	—	—	—	—	—	539	539
Net income	—	—	—	—	—	16,228	—	—	16,228

Balance at March 31, 2000	$22	$3	$195,372	$—	$(232)	$32,679	$(10,065)	$539	$218,318
Issuance of stock	—	6	246,867	—	(543)	—	—	—	246,330
Issuance of stock options below market—net	—	—	190,062	(195,562)	—	—	—	—	(5,500)
Noncash compensation	—	—	—	18,187	—	—	—	—	18,187
Exercise of stock options	1	1	7,661	—	—	—	—	—	7,663
Income tax benefit related to stock option exercises	—	—	7,910	—	—	—	—	—	7,910
Purchase of treasury stock	—	—	—	—	—	—	(30,691)	—	(30,691)
Conversion to Class A	1	(1)	—	—	—	—	—	—	—
Repayment of notes	—	—	—	—	443	—	—	—	443
Employee stock purchase plan	—	—	4,362	—	—	—	—	—	4,362
Unrealized loss on securities	—	—	—	—	—	—	—	(902)	(902)
Translation adjustment	—	—	—	—	—	—	—	(886)	(886)
Net loss	—	—	—	—	—	(12,867)	—	—	(12,867)

Balance at March 31, 2001	$24	$9	$652,234	$(177,375)	$(332)	$19,812	$(40,756)	$(1,249)	$452,367

Issuance of stock	—	1	5,274	(4,707)	59	—	—	—	627
Issuance of stock options below market—net	—	—	(7,620)	8,437	—	—	—	—	817
Noncash compensation	—	—	—	52,305	—	—	—	—	52,305
Exercise of stock options	—	1	5,358	—	—	—	—	—	5,359
Income tax benefit related to stock option exercises	—	—	1,456	—	—	—	—	—	1,456
Purchase of treasury stock	—	—	—	—	—	—	(5,934)	—	(5,934)
Conversion to Class A	3	(4)	—	—	—	—	—	—	(1)
Repayment of notes	—	—	—	—	193	—	—	—	193
Employee stock purchase plan	—	—	3,142	—	—	—	—	—	3,142
Unrealized gain on securities	—	—	—	—	—	—	—	363	363
Translation adjustment	—	—	—	—	—	—	—	(1,924)	(1,924)
Net loss	—	—	—	—	—	(133,672)	—	—	(133,672)

Balance at March 31, 2002	$27	$7	$659,844	$(121,340)	$(80)	$(113,860)	$(46,690)	$(2,810)	$375,098

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years ended March 31, 2000, 2001 and 2002
(In thousands)

	2000	2001	2002
Cash flows from operating activities
Net income (loss)	$16,228	$(12,867)	$(133,672)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,533	6,333	7,156
Goodwill amortization	493	21,928	61,850
Noncash compensation	—	18,187	52,305
Deferred income taxes	(4,341)	(4,282)	(10,475)
Tax benefits from employee stock plans	23,730	7,921	1,456
Write-down of equity investments	—	8,555	4,577
Other	—	—	(1,846)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,844	5,028	10,369
Prepaid expenses and other	(14,417)	10,042	2,106
Accounts payable	1,963	(1,739)	(521)
Accrued compensation	3,896	14,117	(28,336)
Deferred revenue	2,920	(944)	(1,791)
Income taxes payable	—	5,527	(12,318)
Other assets and liabilities	(557)	(12,162)	3,126

Net cash provided by (used in) operating activities	35,292	65,644	(46,014)

Cash flows from investing activities:
Capital expenditures, net	(7,871)	(9,258)	(6,817)
Acquisitions, net of cash acquired	(5,328)	(54,174)	(1,781)
Other assets	(7,190)	(2,500)	(2,205)

Net cash used in investing activities	(20,389)	(65,932)	(10,803)

Cash flows from financing activities:
Repayment of note	—	(12,484)	(500)
Stock issuance costs	(582)	—	—
Common stock issued	125,881	12,484	9,137
Purchase of treasury stock	(4,955)	(30,691)	(5,934)

Net cash provided by (used in) financing activities	120,344	(30,691)	2,703

Effect of exchange rate changes on cash	—	(608)	(471)

Net increase (decrease) in cash and cash equivalents	135,247	(31,587)	(54,585)
Cash and cash equivalents at beginning of year	47,698	182,945	151,358

Cash and cash equivalents at end of year	$182,945	$151,358	$96,773

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$25	$25	$77
Cash paid during the year for income taxes	5,821	316	7,296
Supplemental disclosure for noncash investing and financing activities:
Issuance of common stock for notes	$668	$543	$—
Issuance of acquisition note payable	1,000	—	—

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Basis of Presentation

DiamondCluster International, Inc. (the “Company” or “Diamond”) is a premier global management-consulting firm that helps leading organizations worldwide develop and implement growth strategies, improve operations, and capitalize on technology. The Company works collaboratively with its clients, utilizing teams of consultants with skills in strategy, technology and program management. As of March 31, 2002, the Company employed 843 client-serving professionals and had twelve offices in North America, Europe and Latin America.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to current period presentation.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.

Foreign Currency Translation

All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations.

Revenue Recognition

The Company earns revenues from a range of consulting services, including helping organizations worldwide to develop and implement growth strategies, improve operations, and capitalize on technology. Revenues are comprised of professional fees for services rendered to clients plus reimbursement of out-of-pocket expenses. The Company bills clients for services and expenses incurred either monthly or semi-monthly in accordance with the terms of the client engagement. Prior to the commencement of a client engagement, the Company and the client agree on fees for services based upon the scope of the project, staffing requirements and the level of client involvement. The Company recognizes revenue as services are performed in accordance with the terms of the client engagement. Unbilled receivables represent revenues earned for services performed that have not been billed.

Allowance for Doubtful Accounts and Deferred Revenue

Management makes estimates of the amount of billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers the Company’s overall experience with estimating uncollectible amounts. As of March 31, 2002, the accounts receivable balance was $22.1 million, including unbilled accounts receivable of $5.4 million, and net of allowance for doubtful accounts of $1.1 million. Unbilled accounts receivable are typically billed the following month.

Provisions are also made for estimated costs to be incurred subsequent to targeted project completion. These provisions are estimated based principally on historical experience and a review of projects in progress and are

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflected, net of actual costs incurred on completed projects, in deferred revenue. The deferred revenue balance, measured based on the cost of services to be rendered subsequent to the targeted completion date, was $0.9 million as of March 31, 2002. Measurement of this amount on a gross basis would not be materially different than that reported. Although from time to time the Company has been required to make revisions to clients’ estimated deliverables, to date there have been no such revisions that have had a material effect on the Company’s operating results.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds.

Long-Lived Assets

Computers and equipment, leasehold improvements and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of assets, which range from eighteen months to five years for computers and equipment, and are five years for leasehold improvements and three years for software. Costs capitalized for internally developed software include external consulting fees and employee salaries. Related depreciation and amortization expense was $3,533,000, $6,333,000 and $7,156,000 for the years ended March 31, 2000, 2001 and 2002, respectively.

Goodwill

Goodwill resulting from business acquisitions represents the excess of purchase price over the fair value of the net assets acquired and is being amortized on a straight-line basis over useful lives ranging between 5 and 25 years. Accumulated amortization amounted to $22,421,000 and $84,271,000 as of March 31, 2001 and 2002, respectively. The Company re-evaluates the recoverability of the carrying value of goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded asset costs.

Accounting for Investment Interests

Occasionally, the Company may obtain non-controlling equity ownership interests either for cash or as compensation for services performed. Equity securities are accounted for under the cost method of accounting unless these securities have readily determinable fair values based on quoted market prices. Securities for which the fair market value is determinable are recorded under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies these securities as available-for-sale securities. Unrealized gains and losses on these investments are reported in comprehensive income or loss as “unrealized gain (loss) on securities,” and accumulated as a separate component of stockholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary are reported in other income (expense). As of March 31, 2002 the carrying value of such investments was zero.

Unearned Compensation

Unearned compensation represents stock-based compensation that has not yet been earned, and is reported as “unearned compensation” within the stockholders’ equity section of the consolidated balance sheet. The Company has chosen to account for the stock-based compensation using the intrinsic value method prescribed in

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost of stock options (“non-cash compensation”) is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the options exercise price, and is charged to operations over the vesting period, which generally ranges between two and five years.

Other Comprehensive Income

Other comprehensive income represents unrealized gains and losses on available-for-sale securities, net of the related tax effect, and cumulative foreign currency translation adjustments.

Derivative Instruments and Hedging Activities

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.” In June 2000 the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS  No. 138 on April 1, 2001.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), a foreign currency fair-value or cash-flow hedge (“foreign currency” hedge), or a hedge of a net investment in a foreign operation.

The Company has entered into transactions to reduce the effect of foreign exchange rate fluctuations on recorded foreign currency denominated assets and liabilities, and to mitigate the effect of such foreign exchange rate changes on the parent company’s net investment in its foreign subsidiaries. These transactions involve the use of forward foreign exchange contracts in certain European currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the U.S. dollar value of the Company’s foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, investments and accounts receivable. The Company places its cash balances with high quality financial institutions. Investments are carried at cost or fair value, as appropriate, and are not significant at March 31, 2002. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had one customer that accounted for 14% and 12% of revenues for the years ended March 31, 2000 and 2001, respectively, and did not have any clients that individually accounted for greater than 10% of its net revenues for the year ended March 31, 2002. The Company had one customer that accounted for 12% of accounts receivable at March 31, 2002.

Income Taxes

The Company accounts for income taxes using the asset and the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled.
Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net income per share for the fiscal years ended March 31, 2000, 2001 and 2002:

	2000	2001	2002
Shares used in computing basic net income per share	20,807	26,448	30,813
Dilutive effect of stock options and warrants	5,177	—	—

Shares used in computing diluted net income per share	25,984	26,448	30,813

Antidilutive securities not included in dilutive net income per share calculation	103	18,206	26,266

Financial Instruments

The fair value of the Company’s financial instruments approximates their carrying value.

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

(3) New Accounting Policies

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations and No. 142, Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. The Company adopted SFAS No. 141 effective July 1, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be applied as of the beginning of a fiscal year. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 will have on the Company’s consolidated financial statements, and expects to record a non-cash cumulative effect charge of between $130 million and $150 million during the first quarter of fiscal year 2003 related to the adoption of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 will have on the Company’s consolidated financial statements; however, the Company does not expect a material impact on the financial statements as a result of this adoption.

(4) Reclassifications

In November 2001, the FASB issued a Staff Announcement regarding the income statement classification of “out-of-pocket” expenses incurred and billed to clients for reimbursement. This announcement requires that out-of-pocket expenses incurred and billed to clients for reimbursement be reflected in the income statement on a gross basis as both revenue and expense. Accordingly, the Company adjusted revenue and project costs for all periods reported to include out-of-pocket expense reimbursements. In addition, the Company adjusted revenue and project costs for all periods reported to include administrative charges billed to clients. Previously, these out-of-pocket expense reimbursements and administrative charges were classified as a reduction of project personnel and related expenses. This change in classification had no effect on current or previously reported net income (loss) or earnings (loss) per share.

(5) Restructuring Charge

In the third quarter of fiscal 2002, the Company recorded a restructuring charge comprised of severance and other personnel-related costs, and costs associated with reductions in office space and the write-off of associated leasehold improvements. This charge was recorded based on general economic conditions and an evaluation of competitive conditions in the global marketplace, and included an assessment of the infrastructure needed to support anticipated levels of business in fiscal 2003. Based upon this review, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after tax basis), or $0.31 per share, to recognize the costs associated with planned reductions in personnel and facilities.

The principal actions in the restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group. The restructuring plan includes the termination of approximately 300 employees. In addition, the restructuring plan includes office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, in addition to costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

The total cash outlay for the restructuring announced in December 2001 is expected to approximate $12.8 million. The remaining $2.7 million of restructuring costs consists of non-cash charges primarily for write-offs of

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leasehold improvements for the facilities being downsized and other related assets, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of March 31, 2002, $8.9 million of cash had been expended for this initiative, primarily related to severance and related costs.

The major components of the restructuring charge are as follows (amounts in thousands):

		Utilized
Description	Original Charge	Cash	Non-Cash	Balance 3/31/02
Severance and related costs	$10,847	$8,316	$1,393	$1,138
Contractual commitments and leasehold improvements related to office space reductions	3,089	199	1,326	1,564
Write-off of property, plant, equipment and equipment leases	1,606	345	—	1,261

	$15,542	$8,860	$2,719	$3,963

(6) Computers, Equipment, Leasehold Improvements and Software, Net

Computers, equipment, leasehold improvements and software, net at March 31, 2001 and 2002 are summarized as follows (amounts in thousands):

	2001	2002
Computers and equipment	$15,936	$16,702
Leasehold improvements	7,569	7,304
Software	6,299	11,323

	29,804	35,329
Less accumulated depreciation and amortization	(13,622)	(19,540)

	$16,182	$15,789

(7) Other Assets and Long-Term Deferred Taxes

Other assets and long-term deferred taxes at March 31, 2001and 2002 are summarized as follows (amounts in thousands):

	2001	2002
Investment in public companies	$1,481	$—
Investment in non-public companies	2,500	—
Deferred income taxes—long term	—	16,818
Notes receivable from employees	—	2,205
Other assets	4,103	1,543

Total	$8,084	$20,566

(8) Other Accrued Liabilities

Other accrued liabilities at March 31, 2001 and 2002 are summarized as follows (amounts in thousands):

	2001	2002
Social Security accrual	$6,559	$4,047
Restructuring accrual	—	3,963
Other accrued liabilities	12,959	10,898

Total	$19,518	$18,908

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Commitments

The Company leases office space and equipment under various operating leases. As of March 31, 2002, the minimum future lease payments under operating leases with noncancelable terms in excess of one year are as follows (amounts in thousands):

Year ending March 31,
2003	$8,848
2004	7,141
2005	5,817
2006	5,016
2007	5,040
Thereafter	13,810

$45,672

Rent expense under operating leases amounted to $2,428,000, $9,580,000 and $10,912,000 for the years ended March 31, 2000, 2001 and 2002, respectively.

The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space and office furniture amounting to $822,000 as of March 31, 2002, declining annually during the lease terms.

(10) Line of Credit

The Company has available an unsecured line of credit of $10,000,000 with a commercial bank that has been reduced by four letters of credit outstanding as of March 31, 2002 totaling $822,000. At March 31, 2002, all remaining amounts under this line of credit were available to the Company at the bank’s prime rate or LIBOR plus 1.75%. The line of credit expires on July 31, 2002. The Company expects to renew the $10 million line of credit, which would be secured by cash and certain receivables.

(11) Stockholders’ Equity

Our Board of Directors has authorized the repurchase of up to three million of DiamondCluster’s Class A Common Stock as part of an existing stock repurchase program. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. At March 31, 2002, the number of shares purchased under this authorization was 2.4 million shares at an aggregate cost of $46.7 million.

In August 2001, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Restated and Amended Employee Stock Purchase Plan. The Restated and Amended Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under the section 423 of the Internal Revenue Code and contains 2.4 million shares of Class B Common Stock. The plan allows qualifying employees to purchase Class B Common Stock each quarter, at 85% of the lesser of the fair market value of the Class A Common Stock on the individual’s enrollment date or the purchase date. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period. At March 31, 2002, approximately 1.6 million shares are still available for future issuance under this plan.

In March 2000, the Company completed an offering and sold 1,500,000 shares of Class A Common Stock at a price of $80.13 per share. The Company realized approximately $114.0 million in connection with the sale, net

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of payment of the underwriters’ commissions and other expenses of the offering. In the offering an additional 2,266,250 shares were sold by selling stockholders.

Class A Common Stock is entitled to one vote per share and Class B Common Stock is entitled to five votes per share on all matters submitted to the vote of holders of common stock. Class B Common Stock may only be owned beneficially or of record by (i) employees of the Company, (ii) a company, partnership or trust controlled by an employee or (iii) the Company.

Stock Option Rehab

On January 30, 2001, the Company offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options previously granted to them in exchange for a future grant of a lesser number of new options to purchase the same class of shares, a majority of which would vest proportionately over a four year period. The original options were granted under DiamondCluster’s 2000 Stock Option Plan and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted the offer were required to make an election with respect to all covered options by February 8, 2001. In order to receive the new options, the employees were required to remain employed by DiamondCluster until August 9, 2001. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 2.3 million stock options were cancelled as part of this plan. On August 9, 2001, a total of 1.5 million of new options were granted, which represented between 75% and 100% of the original grant and had an exercise price that was set on the grant date. The exercise price for a majority of the options granted on August 9, 2001 was set at fair market value.

Stock Options

The Company has adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options to officers and employees and non-qualified stock options to certain persons who were not employees on the date of grant and certain non-employee members of the Board of Directors. Under the DiamondCluster 2000 Stock Option Plan (the “2000 Plan”), 8.5 million shares were authorized for grant, and at March 31, 2002, approximately 1.2 million shares are still available for future grant. Under the DiamondCluster 1998 Equity Incentive Plan (collectively, the “Stock Option Plans” or “Plans”), 41.4 million shares were authorized for grant, and at March 31, 2002, approximately 8.9 million shares were still available for future grant. All such options are for Class B shares of common stock.

The Stock Option Plans provide that fair market value will be determined based on the average of the closing price of a share of Class A Common Stock on the Nasdaq Stock Market System for the ten trading days immediately preceding the date of grant. Options granted under the 1998 Equity Incentive Plan must have an exercise price at or above the fair market value on the date of grant. Options granted under the 2000 Plan can have an exercise price that is below the fair market value on the date of grant. Options have been granted to officers which vest incrementally, in varying percentages, on the first through fifth anniversaries of the date of grant, respectively, and expire on the seventh anniversary of the date of grant. Options have been granted to non-officer employees which fully vest either upon the third anniversary of the date of grant and expire on the fifth anniversary of the date of grant, or which vest ratably over four years and expire on the sixth anniversary of the date of grant. Options were also granted to employees at various times which vest over periods ranging from 18 months to 3 years from the date of grant, and which expire on the fifth anniversary of the date of grant. Non-qualified stock options vest over periods ranging from immediately to five years.

During fiscal 2002, the Company granted options to purchase 12.3 million shares of Class B Common Stock. A portion of such options were granted in connection with the Company’s efforts to contain costs and

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conserve cash. Stock options were granted to certain employees in lieu of cash bonuses and as an incentive to accept salary decreases. During fiscal 2002, 1.6 million options were granted in connection with the stock rehab program discussed above. In addition, the annual fiscal 2003 grant of options totaling 3.3 million shares was accelerated to November 2001 from April 2002.

During fiscal 2001, options to purchase 7.5 million shares of Class B Common Stock were granted to employees of Cluster in connection with the Cluster business combination.

The following table summarizes the transactions, both incentive and non-qualified, pursuant to the Plans (share amounts in thousands):

	Shares Under Option	Range of Prices	Weighted- Average Exercise Price Per Share
Balances, March 31, 1999	6,162	$ 0.81 to $18.27	$6.20
Granted	4,991	13.53 to 92.55	22.44
Exercised	(1,904)	0.81 to 20.87	4.57
Canceled	(879)	0.81 to 28.17	10.15

Balances, March 31, 2000	8,370	$ 0.81 to $92.55	$15.83
Granted	14,157	5.24 to 92.90	28.63
Exercised	(1,045)	0.81 to 31.00	7.27
Canceled	(3,276)	7.75 to 92.90	51.49

Balances, March 31, 2001	18,206	$ 0.81 to $89.95	$19.98
Granted	12,258	4.56 to 16.99	9.87
Exercised	(840)	1.21 to 15.23	6.85
Canceled	(3,358)	2.12 to 92.90	24.06

Balances, March 31, 2002	26,266	$ 0.81 to $87.60	$15.46

At March 31, 2000, 2001 and 2002, 625,800, 1,423,200 and 6,389,000 options were exercisable, respectively, under the Plans.

The following table summarizes information about stock options under the Plans at March 31, 2002 (share amounts in thousands):
Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding at 3/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable at 3/31/02	Weighted- Average Exercise Price
$0.81 to $8.79	5,545	4.62	$8.01	1,820	$6.81
8.83 to 9.27	4,884	5.54	9.26	189	9.05
9.28 to 10.82	5,457	4.62	10.44	1,083	10.64
10.87 to 25.61	5,286	5.04	16.79	1,946	17.70
26.37 to 87.60	5,094	4.88	33.53	1,351	32.00

$0.81 to $87.60	26,266	4.93	$15.46	6,389	$16.17

The Company applies Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” in accounting for stock issued to individuals or groups other than employees. The Company applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees,” and related interpretations in accounting for stock issued to employees. Had compensation expense on these options been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	2000	2001	2002
Net income (loss)
As reported	$16,228	$(12,867)	$(133,672)
Pro forma	5,055	(50,248)	$(209,116)
Diluted net income (loss) per share
As reported	$0.62	$(0.49)	$(4.34)
Pro forma	0.19	(1.90)	(6.79)

The weighted-average fair value of the options granted under the Stock Option Plans in 2000, 2001 and 2002, calculated using the Black-Scholes pricing model, was $10.42, $26.88 and $6.36, respectively. The following assumptions were used in the Black-Scholes pricing model for options granted in 2000, 2001 and 2002: dividend yield of 0.0 percent for each year; estimated volatility of 60% in 2000, 89% in 2001, and 84% in 2002; risk-free interest rates ranging from 2.8% to 6.3%; and an expected life of 0.5 to 6 years.

(12) Income Taxes

The provision (benefit) for income taxes for fiscal years ended March 31, 2000, 2001 and 2002 consisted of the following (in thousands):

	2000	2001	2002
Current:
Federal	$10,070	$11,588	($3,885)
State	1,729	3,423	(464)
Foreign	—	6,131	3,776

	11,799	21,142	(573)
Deferred	(1,422)	(2,642)	(10,475)

	$10,377	$18,500	($11,048)

The total tax provision differs from the amount computed by applying the federal statutory income tax rate of 35 percent for 2000 and 34 percent for 2001 and 2002 to income before income taxes for the following reasons (in thousands):

	2000	2001	2002
Federal income taxes at statutory rate	$9,311	$1,916	($49,205)
Effect of non-deductible goodwill and noncash compensation	—	13,533	37,465
Effect of other permanent differences	333	809	166
State income taxes, net of federal benefit	733	1,600	(2,457)
Change in valuation allowance of deferred tax assets	—	—	3,924
Foreign tax rate differential	—	642	(941)

	$10,377	$18,500	($11,048)

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at
March 31, 2001 and 2002 are presented below (in thousands):

	2001	2002
Deferred tax assets attributable to:
Net operating loss carryforward	$706	$13,055
Foreign tax credit carryforward	—	3,084
Reserves and allowances	3,142	4,704
Accrued bonuses	3,583	—
Accrued recruiting	211	—
Depreciation	1,054	350
Capital loss carryforward	1,477	3,351

Total gross deferred tax assets	10,173	24,544
Less valuation allowance	—	(4,221)

Net deferred tax assets	10,173	20,323
Deferred tax liabilities attributable to:
Unrealized foreign exchange gain	98	—
Goodwill—Omnitech	160	248
Other	324	241

Total deferred tax liabilities	582	489

Net deferred income taxes	$9,591	$19,834

The valuation allowance for deferred tax assets as of March 31, 2002 was $4.2 million and was related to certain foreign net operating loss carryforwards and capital loss carryforwards. The net change in the total valuation allowance for the year ended March 31, 2002 was an increase of $4.2 million.

Management believes it is more likely than not that the net deferred tax assets will be realized in the future.

As of March 31, 2002, the Company has net operating loss carryfowards for federal income tax purposes of approximately $21 million, which are available to offset future federal taxable income through 2022. The Company also has net operating loss carryforwards for state income tax purposes of approximately $60 million, which may be used to offset future state taxable income. The expiration of these loss carryforwards ranges between four and twenty years. In addition, the Company also has foreign net operating loss carryforwards of approximately $15 million, of which approximately $5 million expire in 2012, and the remainder may be carried forward indefinitely. The Company has foreign tax credit carryforwards of approximately $3 million, which expire in 2007.

(13) Geographic Data

The Company operates only in one segment, providing consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets (in thousands):

	March 31, 2001	March 31, 2002
Net Revenues:
North America	$223,890	$103,098
Europe	34,650	59,036
All Other Countries	7,996	19,081

Total net revenues	$266,536	$181,215

Long-lived assets:
North America	$312,945	$248,023
Europe	5,795	5,343
All Other Countries	1,126	1,351

Total long-lived assets	$319,866	$254,717

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. Prior to fiscal 2001, all revenue was generated in North America.

(14) Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering substantially all of its employees. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company may elect to make contributions to this plan but to date has not done so.

(15) Business Combinations

On November 28, 2000, the Company acquired Cluster Telecom B.V. (“Cluster”), a pan-European management consulting firm specializing in wireless technology, internet and digital strategies. Under the terms of the agreement, the Company paid $494.2 million, consisting of $44 million in cash and an aggregate of 6.3 million shares of the Company’s Class B Common Stock and 7.5 million options to purchase shares of the Company’s Class B Common Stock. In connection with the acquisition, the Company changed its name from Diamond Technology Partners Incorporated to DiamondCluster International, Inc. At March 31, 2002, the excess of net assets acquired (“Goodwill”) recorded for the Cluster acquisition was approximately $301.4 million. Additionally, the Company recorded unearned compensation in connection with this acquisition.

In May 2000, the Company acquired Momentus Group Limited (“Momentus”), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid $5.7 million, consisting of approximately $2.9 million in cash and 44,252 shares of the Company’s Class A Common Stock. Additionally, Momentus shareholders received 35,985 shares of the Company’s Class A Common Stock during fiscal year 2002 related to the achievement of certain performance measures. At March 31, 2002, goodwill recorded for the Momentus acquisition was approximately $5.9 million.

In October 1999, the Company acquired Leverage Information Systems, Inc., (“Leverage”), a San Francisco based systems architecture and development company specializing in the building of complex web sites and

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intranets. Under the terms of the acquisition, the Company paid $3.4 million, consisting of $1.0 million in cash and 97,500 shares of the Company’s Class A Common Stock. At March 31, 2002, goodwill recorded for the Leverage acquisition was approximately $3.3 million.

In April 1999, the Company acquired OmniTech Consulting Group, Inc. (“Omnitech”), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $9.0 million, consisting of $6.0 million in cash (which included an annual earn-out of $1.0 million for each of the years ended March 31, 2000 and March 31, 2001 for the achievement of certain performance measures), a $1.0 million note (which has been fully paid) and 173,461 shares of the Company’s Class A Common Stock. At March 31, 2002, goodwill recorded for the Omnitech acquisition was approximately $8.8 million.

The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of OmniTech, Leverage, Momentus and Cluster have been included in the Company’s consolidated financial statements since the dates of the acquisitions. The amount of goodwill recorded for OmniTech, Leverage, Momentus and Cluster approximated $319.4 million, and is being amortized on a straight-line basis over useful lives ranging between 5 and 25 years. Amortization of goodwill was $493,000, $21,928,000 and $61,850,000 for the years ended March 31, 2000, 2001 and 2002, respectively.

The following summarized pro forma financial information for the year ended March 31, 2001 assumes the Momentus and Cluster acquisitions occurred as of April 1, 2000:

2001
Revenue before out-of-pocket-expense reimbursements (net revenue)	$327,203

Total revenue (including out-of-pocket expense reimbursements)	$375,722

Net loss	$ (75,484)

Net loss per share:
basic and diluted	$ (2.36)

These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

(16) Foreign Exchange Risk Management

Objectives and Context

DiamondCluster operates internationally; therefore, its earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted service transactions, as well as net investments in certain foreign operations. These items are denominated in various foreign currencies, including the euro, the pound sterling, the Brazilian real, and the Swedish krone.

Management believes it is prudent to minimize the variability caused by foreign currency risk. Management attempts to minimize foreign currency risk by pricing contracts in the respective local country’s functional currency and by using derivative instruments when necessary. The Company’s financial management continually

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monitors foreign currency risk and the use of derivative instruments. DiamondCluster does not use derivative instruments for purposes other than hedging net investments in foreign subsidiaries.

Strategies

International revenues are generated primarily from sales of services in the respective countries and are typically denominated in the local currency of each country, most of which are tied to the euro. The Company’s foreign subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. As a result, management does not believe that its financial position is significantly exposed to foreign currency risk from foreign currency-denominated receivables and payables or forecasted service transactions.

DiamondCluster has net investments in foreign operations located throughout Europe and South America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, DiamondCluster hedges its euro exposures through the use of euro/U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments for hedges of the foreign currency exposure of the Company’s net investment in its foreign operations. The net amount of gains or losses are included in the cumulative translation adjustments account within other comprehensive income. During fiscal 2002, the Company recorded a net loss of $0.5 million in the cumulative translation adjustments account, representing the change in the fair value of its forward contracts. The notional principal amount of the Company’s outstanding euro/U.S. dollar forward contract was EUR 62.8 million at March 31, 2002.

(17) Related Party Transactions

It is the Company’s policy to reimburse the business use of private airplanes in connection with Company business in order to minimize the time spent by employees traveling to client sites, provided the cost of such travel is at or below prevailing market rates for private or chartered aircrafts. During the year ended March 31, 2002, in accordance with this policy, the Company reimbursed two executive officers of the Company $644,000 for business-related travel on airplanes they each indirectly own.

(18) Quarterly Financial Information (Unaudited)

The following table presents the unaudited quarterly financial information for fiscal 2001 and 2002 (in thousands, except per share amounts):

	Quarter Ended
	June 30	Sept 30	Dec 31	Mar 31
Year Ended March 31, 2001
Revenue before out-of-pocket expense reimbursements (net revenue)	$54,275	$61,958	$75,439	$74,864
Total revenue (including out-of- pocket expense reimbursements)	65,369	71,702	84,168	86,161
Income (loss) from operations	9,126	10,400	2,639	(19,817)
Income (loss) before taxes	11,849	13,682	5,119	(25,017)
Net income (loss)	7,228	8,346	(1,168)	(27,273)
Basic earnings (loss) per share	$0.30	$0.34	$(0.04)	$(0.89)
Diluted earnings (loss) per share	$0.24	$0.28	$(0.04)	$(0.89)

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Quarter Ended
	June 30	Sept 30	Dec 31	Mar 31
Year Ended March 31, 2002
Revenue before out-of-pocket expense reimbursements (net revenue)	$58,185	$50,756	$36,159	$36,115
Total revenue (including out-of- pocket expense reimbursements)	65,708	56,765	40,396	40,091
Loss from operations	(29,142)	(29,520)	(54,041)	(33,170)
Loss before taxes	(29,563)	(29,885)	(52,688)	(32,584)
Net loss	(30,448)	(28,187)	(43,108)	(31,929)
Basic loss per share	$(1.00)	$(0.92)	$(1.39)	$(1.02)
Diluted loss per share	$(1.00)	$(0.92)	$(1.39)	$(1.02)

(19) Subsequent Events

On May 2, 2002, the Company offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster’s 2000 Plan and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees are required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were cancelled as a part of this plan. On November 15, 2002, approximately 1.0 million new options are expected to be granted to employees who remain employed by DiamondCluster. The exercise price for a majority of the options to be granted on November 15, 2002 will be at 25% of fair market value on that date.

On June 24, 2002, the Company’s Board of Directors increased the number of shares authorized to be repurchased under its existing stock repurchase program by 3.0 million shares to up to 6.0 million shares. As of June 24, 2002, shares remaining available for repurchase under the program totalled 3.2 million shares.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
DiamondCluster International, Inc.:

We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries as of March 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Chicago, Illinois
May 2, 2002

DIAMONDCLUSTER INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period
For the Year Ended March 31, 2002:
Deducted from accounts receivable for uncollectible accounts	$2,028	$1,810	$2,749	$1,089
For the Year Ended March 31, 2001:
Deducted from accounts receivable for uncollectible accounts	$1,279	$9,293	$8,544	$2,028
For the Year Ended March 31, 2000:
Deducted from accounts receivable for uncollectible accounts	$419	$3,020	$2,160	$1,279

EXHIBIT 99.1

RISK FACTORS

You should carefully consider the risks described below. The risks described are not the only ones we face. Any of the following risks could have a material adverse effect on our business, financial condition and operating results. You should also refer to the other information contained in this report, including our financial statements and the related notes.

A Significant or Prolonged Economic Downturn Could Have a Material Adverse Effect on Our Results of Operations

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenues and profit margin. Current economic conditions have caused some clients to reduce or defer their expenditures for consulting services. This has caused a reduction in our growth rate in the fiscal year ended March 31, 2002 as compared with the fiscal year ended 2001. Net revenues (before out-of-pocket expense reimbursements) for the fiscal year ended 2002 decreased by 32% from the fiscal year ended 2001. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenues. However, current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters.

Our Quarterly Operating Results Will Vary from Quarter to Quarter, Which May Result in Increased Volatility of Our Share Price

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our Common Stock.

Factors that may cause our quarterly operating results to vary include:

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the timing of revenue or income;

•	our ability to transition employees quickly from completed projects to new engagements;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs and support services costs; and

•	global economic and political conditions and related risks, including acts of terrorism.

The timing of revenues is difficult to forecast because our sales cycle is relatively long and our services are affected by both the financial condition and management decisions of our clients and general economic conditions. A high percentage of our expenses are relatively fixed at the beginning of any period. Because our general policy is not to adjust our staffing levels based upon what we view as short-term circumstances, a variation in the timing, initiation or completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period.

Our Profitability Will Suffer if We Are Not Able to Maintain Our Pricing and Utilization Rates and Control Our Costs

Our profit margin, and therefore our profitability, is largely a function of the rates we are able to recover for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals and correspondingly reduce our costs, we will not be able to sustain our profit margin and our profitability will suffer. We are currently experiencing pressure on our pricing as a result of the challenging economic environment. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors; and

•	general economic conditions.

Our utilization rates are also affected by a number of factors, including:

•	seasonal trends, primarily as a result of our hiring cycle and holiday and summer vacations (particularly in Europe);

•	our ability to transition employees from completed projects to new engagements; and

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in the appropriate areas of our workforce

Our profitability is also a function of our ability to control our costs and improve our efficiency. Current and future cost reduction initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters.

Our Global Operations Pose Complex Management, Foreign Currency, Legal, Tax and Economic Risks, Which We May Not Adequately Address

We conduct business in a number of countries around the world. In fiscal 2002, approximately 57% of our revenues were attributable to activities in North America, 33% of our revenues were attributable to our activities in Europe, and 10% of our revenues were attributable to our activities in the Latin America and Asia/Pacific regions. As a result, we are subject to a number of risks, including:

•	the burdens of complying with a wide variety of national and local laws;

•	multiple and possibly overlapping and conflicting tax laws;

•	successful conversion to global operating and financial systems;

•	coordinating geographically separated organizations;

•	restrictions on the movement of cash;

•	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	political instability;

•	currency fluctuations;

•	longer payment cycles;

•	restrictions on the import and export of certain technologies;

•	price controls or restrictions on exchange of foreign currencies; and

•	trade barriers.

Our Revenues Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of major clients. From quarter to quarter, revenues from one or more individual clients may exceed 10% of our revenues for the quarter. However, during fiscal 2002, DiamondCluster did not have any clients that individually accounted for greater than 10% of its net revenues. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable, we could be subject to significant financial exposure.

The Absence of Long-Term Contracts With Our Clients Reduces the Predictability of Our Revenues

Our clients are generally able to reduce or cancel their use of our professional services without penalty and, in some circumstances, with little notice. As a result, we believe that the number of clients or the number and size of our existing projects are not reliable indicators or measures of future revenue. We have in the past provided, and are likely in the future to provide, services to clients without long-term agreements. When a client defers, modifies or cancels a project, there is no assurance that we will be able to rapidly redeploy our professionals to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. We may not be able to replace cancelled or reduced contracts with new business with the result that our revenues and profits may decline.

Failure to Meet Client Expectations Could Result in Losses and Negative Publicity

A failure or inability by us or one of our subcontractors to meet a client’s expectations could damage our reputation and adversely affect our ability to attract new business and result in delayed or lost revenues. Our client engagements involve the creation, implementation and maintenance of business systems and other applications that can be critical to our clients’ businesses. We may be sued or unable to collect accounts receivable if a client is not satisfied with our service.

Our client contracts may not protect us from liability for damages in the event that we are sued. In addition, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts. The successful assertion of any large claim against us or the failure by us to collect a large account receivable could result in significant financial exposure to us.

An Inability to Keep Pace with Rapidly Changing Technology May Impair Our Ability to Remain Competitive

Our failure to develop business and technology consulting services that keep pace with continuing changes in technology, evolving industry standards, information technology and client preferences will result in decreased demand for our services. Among our challenges in this area are the need to:

•	continue to develop our strategic and technical experience;

•	develop new services that meet changing client needs; and

•	effectively use leading technologies.

We may not be able to meet these objectives on a timely or successful basis.

Competition in Our Industry is Intense and Could Harm Our Business

Increased competition in our industry could result in price reductions, reduced gross margins or loss of market share, any of which could seriously harm our business. The business and technology consulting services market which includes a large number of participants, is subject to rapid technological changes and is highly competitive. We compete with a number of companies that have significantly greater financial, technical and marketing resources, greater name recognition, and greater revenues than ours. We believe that the principal competitive factors in our industry include:

•	diagnostic capabilities;

•	effectiveness of strategic business models;

•	scope of services;

•	service delivery approach;

•	technical and industry expertise;

•	perceived value; and

•	results orientation.

We believe that our ability to compete also depends in part on a number of competitive factors outside of our control, including the ability of our competitors to hire, retain and motivate senior consultants, the price at which others offer comparable services, and the extent of our competitors’ responsiveness to client needs. We may not be able to compete successfully with our competitors in the future.

In addition, there are relatively low barriers to entry in our industry. We do not own any patented technology that inhibits competitors from entering that market or providing services similar to ours. As a result, new and unknown market entrants could pose a threat to our business.

If We Are Unable to Protect Our Intellectual Property Rights or If We Infringe Upon the Intellectual Property Rights of Others Our Business May Be Harmed

Failure to secure or maintain protection of our intellectual property could adversely affect our ability to service our clients and generate revenue. We rely on a combination of non-disclosure and other contractual agreements and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, require that our clients enter into such agreements, and limit access to and distribution of our proprietary information. However, these efforts may be insufficient to prevent misappropriation of our proprietary information or detect unauthorized use of our intellectual property rights.

Ownership of intellectual property developed during our client engagements is the subject of negotiation and is frequently assigned to the client upon payment for our services. We generally retain the right to use any intellectual property that is developed during a client engagement that is of general applicability and is not specific to the client’s project. Issues relating to the ownership of and rights to use intellectual property developed during the course of a client engagement can be complicated. Clients may demand assignment of ownership or restrictions on our use of the work product. In addition, disputes may arise that affect our ability to resell or reuse intellectual property. We may have to pay economic damages in these disputes which could adversely affect our business.

Currency Exchange Rate Fluctuations Could Adversely Affect Our Results of Operations

Approximately 43% of DiamondCluster’s revenue for the fiscal year ended March 31, 2002 was derived from operations outside North America. The results of operations for DiamondCluster in the future could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates and uncertainties relative to regional economic or political circumstances, as well as by other risks sometimes associated with international operations. Since the revenue and expenses of DiamondCluster’s foreign operations will generally be denominated in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar subject us to currency translation risk with respect to the reported results of our foreign operations. As exchange rates fluctuate, these results when translated, may vary from expectations and adversely impact overall expected results and profitability. Also, we may be subject to foreign currency translation risks when transactions are denominated in a currency other than the currency in which we incur expenses related to such transactions. There can be no assurance that we will not experience fluctuations in financial results from our operations outside the United States as a result of foreign currency fluctuations, and there can be no assurance that we will be able to reduce contractually or otherwise favorably the currency translation risk associated with our operations.

We Must Build Recognition and Client Acceptance of Our Name

DiamondCluster has invested significant efforts in building recognition and client acceptance of its name. We believe that market acceptance of the name DiamondCluster International, Inc. is an important aspect of our efforts to retain and attract clients.

Promoting and maintaining name recognition depends largely on the success of our marketing efforts and the ability of DiamondCluster to provide high quality, reliable and cost-effective services. These efforts will require significant expenses, which will affect our results of operations. Client dissatisfaction with Company performance could diminish the value of our brand.

Our Chief Executive Officer Controls a Significant Portion of the Voting Rights Which Limits Your Ability to Influence Corporate Matters

Our Chief Executive Officer controls a significant portion of our voting stock. All of the holders of our Class B Common Stock have granted proxies to our Chief Executive Officer to vote their shares. As of March 31, 2002, our current Chief Executive Officer controls, individually or by proxy, approximately 56% of the voting rights of our outstanding Common Stock. As a result, he will have the voting power to significantly influence the election of our board of directors and to affect all matters requiring stockholder approval. In addition, an agreement among DiamondCluster and our partners requires that our Chief Executive Officer be selected from our partners. This significantly limits the number of qualified persons that may be considered for that office. As a result, we may not be successful in attracting future persons who are qualified to serve as our Chief Executive Officer.

The Failure to Integrate or Negotiate Successfully Any Future Acquisitions Could Harm Our Business and Operating Results

If we acquire businesses in the future and are unable to integrate successfully these businesses, it could harm our business and operating results. In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. We may be unable to identify appropriate acquisition candidates. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time. In addition, we may revalue or writedown the value of goodwill and other intangible assets in connection with past or future acquisitions which would harm our operating results.

The Price for Our Common Stock Has Been Volatile and Unpredictable

The price for our Class A Common Stock has been volatile. Our Class A Common Stock has been listed on the NASDAQ National Market since February 1997. The closing market price of the Class A Common Stock has experienced variations, and since January 1, 1999, our high and low sales price has ranged from a high of $106.00 to a low of $4.67 as of June 21, 2002. The market price of our Class A Common Stock may experience fluctuations in the future for a variety of reasons. These include:

•	negative news about other publicly traded companies in our industry;

•	general economic or stock market conditions unrelated to our operating performance;

•	quarterly variations in our operating results;

•	changes in earnings estimates by analysts;

•	announcements of new contracts or service offerings by us or our competitors;

•	financial performance of the Company; and

•	other events or factors.

In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology related companies. These fluctuations may continue to occur and disproportionately impact our stock price.

We May Need to Raise Additional Capital in the Future Which May Not Be Available

We may not be able to raise capital in the future to meet our liquidity needs and finance our operations and future growth. We were not profitable in the last six quarters and we may not be profitable in the future. We believe that existing cash resources, the amounts available under our revolving line of credit and cash generated from operations will be sufficient to satisfy our operating cash needs at least through fiscal 2003. Any future decreases in our operating income, cash flow, or stockholders’ equity may impair our future ability to raise additional funds to finance operations. As a result, we may not be able to maintain adequate liquidity to support our operations.

Future Sales of Our Common Stock in the Public Market Could Cause the Price of Our Stock to Decline

In the future, our stockholders could sell substantial amounts of our common stock in the public market which could cause our market price to decline. A substantial number of outstanding shares of common stock and shares of our common stock issuable upon exercise of outstanding stock options and warrants will become eligible for future sale in the public market at various times. An increase in the number of shares of our common stock in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our equity securities.

Our Charter Documents and Delaware Law May Discourage an Acquisition of DiamondCluster

Provisions of our certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock and potentially prevent the payment of a premium to stockholders in an acquisition. Our charter and by-laws also provide that special stockholders meetings may be called only by our Chairman of the board of directors, by our Secretary at the direction of our board of directors, or by stockholders holding at least 30% of the voting power of the issued and outstanding shares of outstanding common stock, with the result that any third-party takeover not supported by the board of directors could be subject to significant delays and difficulties. In addition, our board of directors is divided into three classes, each of which serves for a staggered three-year term, which may make it more difficult for a third party to gain control of our board of directors.

We Do Not Intend to Pay Dividends

We have never paid any cash dividends on our common stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.