Form 10-K/A
period 2002-03-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2002-07-24
CIK 924940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22125

DIAMONDCLUSTER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4069408 (I.R.S. Employer Identification No.)
875 North Michigan Avenue, Suite 3000 Chicago, Illinois (Address of Principal Executive Offices)	60611 (Zip Code)

Registrant’s telephone number, including area code: (312) 255-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of May 31, 2002 there were 25,723,940 shares of Class A Common Stock and 6,290,424 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates was an estimated $189 million based upon the closing price of $7.94 per share on May 31, 2002. Affiliates held approximately 1.9 million shares of the Class A Common Stock as of May 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The undersigned Registrant (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (“fiscal 2002”) as follows:

1.
Deleting in its entirety from Part IV, Item 14, Financial Statement Schedules the “Consolidated Balance Sheets March 31, 2001 and 2002” and substituting in lieu thereof the “Consolidated Balance Sheets March 31, 2001 and 2002” set forth below to reflect the correction of the“Class A Common Stock authorized” as of March 31, 2002 from 100,000 to 200,000 and “Class B Common Stock authorized” as of March 31, 2002 from 20,000 to 100,000.

DIAMONDCLUSTER INTERNATIONAL, INC

CONSOLIDATED BALANCE SHEETS

March 31, 2001 and 2002
(In thousands, except per share data)

Assets	2001	2002
Current assets:
Cash and cash equivalents	$151,358	$96,773
Accounts receivable, net of allowance of $2,028 and $1,089as of March 31, 2001 and 2002, respectively	32,879	22,131
Income taxes receivable	—	1,321
Prepaid expenses and short-term deferred taxes	18,153	9,417

Total current assets	202,390	129,642
Computers, equipment, leasehold improvements and software, net	16,182	15,789
Investments
Other assets and long-term deferred taxes	8,084	20,566
Goodwill, net	295,600	235,179
Deferred organization costs, net	—	—

Total assets	$522,256	$401,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,824	$6,277
Note payable, current portion	500	—
Accrued compensation	28,336	—
Deferred revenue	2,684	893
Taxes payable	11,027	—
Other accrued liabilities	19,518	18,908

Total current liabilities	69,889	26,078

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Class A Common Stock, $.001 par value, 200,000 shares authorized, 23,659and 27,497 shares issued as of March 31, 2001 and 2002, respectively	24	27
Class B Common Stock, $.001 par value, 100,000 shares authorized, 8,752and 6,562 shares issued as of March 31, 2001 and 2002, respectively	9	7
Additional paid-in capital	652,234	659,844
Unearned compensation	(177,375)	(121,340)
Notes receivable from sale of common stock	(332)	(80)
Unrealized gain on investment	—	—
Accumulated other comprehensive income	(1,249)	(2,810)
Retained earnings (accumulated deficit)	19,812	(113,860)

	493,123	421,788
Less Common Stock in treasury, at cost, 2,016 shares held at March 31, 2001 and 2,424 shares held at March 31, 2002	40,756	46,690

Total stockholders’ equity	452,367	375,098

Total liabilities and stockholders’ equity	$522,256	$401,176

See accompanying notes to conoslidated financial statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.
By	/S/ MELVYN E. BERGSTEIN
Melvyn E. Bergstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Melvyn E. Bergstein	Chairman and Chief Executive Officer (Principal Executive Officer)	July 23, 2002

* Karl E. Bupp	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	July 23, 2002

* Adam J. Gutstein	President, North America and Director	July 23, 2002

* Javier Rubio	President, Europe and Latin America and Director	July 23, 2002

* John J. Sviokla	Vice Chairman and Director	July 23, 2002

* Edward R. Anderson	Director	July 23, 2002

* Donald R. Caldwell	Director	July 23, 2002

* Mark L. Gordon	Director	July 23, 2002

* Alan C. Kay	Director	July 23, 2002

* John D. Loewenberg	Director	July 23, 2002

* Michael E. Mikolajczyk	Director	July 23, 2002

* Christopher J. Moffitt	Director	July 23, 2002

* Pedro Nueno	Director	July 23, 2002

* Arnold R. Weber	Director	July 23, 2002

*	By: Melvyn E. Bergstein, Attorney-in-Fact