Form 10-Q
period 2002-06-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2002-08-14
CIK 924940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22125

DIAMONDCLUSTER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4069408 (I.R.S. Employer Identification No.)

875 N. Michigan Avenue, Suite 3000, Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)

(312) 255-5000
Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of July 31, 2002, there were 24,848,186 shares of Class A Common Stock and 6,423,404 shares of Class B Common Stock of the Registrant outstanding.

DIAMONDCLUSTER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2002

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	June 30, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,773	$95,517
Accounts receivable, net of allowance of $1,089 and $1,258 as of March 31, 2002, and June 30, 2002, respectively	22,131	20,309
Income taxes receivable	1,321	—
Prepaid expenses and short-term deferred taxes	9,417	9,550

Total current assets	129,642	125,376
Computers, equipment, leasehold improvements and software, net	15,789	15,088
Other assets and long-term deferred taxes	20,566	23,421
Goodwill, net	235,179	94,315

Total assets	$401,176	$258,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,277	$6,464
Income taxes payable	—	448
Restructuring accrual	3,963	2,125
Other accrued liabilities	15,838	15,627

Total current liabilities	26,078	24,664
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Class A common stock, $.001 par value, 200,000 shares authorized, 27,497 issued as of March 31, 2002 and 27,907 issued as of June 30, 2002	27	28
Class B common stock, $.001 par value, 100,000 shares authorized, 6,562 issued as of March 31, 2002 and 6,555 issued as of June 30, 2002	7	7
Additional paid-in capital	659,844	656,295
Unearned compensation	(121,340)	(99,853)
Notes receivable from sale of common stock	(80)	(80)
Accumulated other comprehensive income (loss)	(2,810)	(127)
Retained earnings (accumulated deficit)	(113,860)	(270,985)

	421,788	285,285
Less: Common stock in treasury, at cost, 2,424 shares held at
March 31, 2002 and 3,039 shares held at June 30, 2002	46,690	51,749

Total stockholders’ equity	375,098	233,536

Total liabilities and stockholders’ equity	$401,176	$258,200

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	For the Three Months ended June 30,
	2001	2002
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$58,185	$38,327
Out-of-pocket expense reimbursements	7,523	5,466

Total revenue	65,708	43,793
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	38,030	29,477
Out-of-pocket reimbursable expenses	7,523	5,466

Total project personnel and related expenses	45,553	34,943
Professional development and recruiting	3,662	1,190
Marketing and sales	2,641	1,715
Management and administrative support	13,747	10,473
Goodwill amortization	15,430	—
Noncash compensation*	13,817	13,349

Total operating expenses	94,850	61,670

Loss from operations	(29,142)	(17,877)
Other expense, net	(421)	(299)

Loss before income taxes and cumulative effect of change in accounting principle	(29,563)	(18,176)
Income tax expense (benefit)	885	(1,915)

Loss before cumulative effect of change in accounting principle	(30,448)	(16,261)
Cumulative effect of change in accounting principle, net of income tax benefit of zero	—	(140,864)

Net loss	(30,448)	(157,125)
Unrealized gain from securities, net of income tax benefit of $93	145	—
Foreign currency translation adjustments	(3,131)	2,683

Comprehensive loss	$(33,434)	$(154,442)

Basic and diluted loss per share of common stock:
Loss before cumulative effect of change in accounting principle	$(1.00)	$(0.51)
Cumulative effect of change in accounting principle	—	(4.43)

Net loss	$(1.00)	$(4.94)

Shares used in computing basic and diluted net loss per share of common stock	30,330	31,823

* Noncash compensation:
Project personnel and related expenses	$13,656	$12,850
Professional development and recruiting	14	73
Marketing and sales	9	144
Management and administrative support	138	282

Total noncash compensation	$13,817	$13,349

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2001	2002
Cash flows from operating activities:
Loss before cumulative effect of change in accounting principle	$(30,448)	$(16,261)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash used in operating activities:
Depreciation and amortization	1,891	1,754
Goodwill amortization	15,430	—
Noncash compensation	13,817	13,349
Deferred income taxes	2,114	(2,799)
Tax benefits from employee stock plans	551	234
Write-down of equity investments	3,564	—
Other	(2,123)	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	2,308	3,383
Prepaid expenses and other	2,781	1,176
Accounts payable	1,531	(96)
Other assets and liabilities	(30,720)	(3,351)

Net cash used in operating activities	(19,304)	(2,611)

Cash flows from investing activities:
Capital expenditures, net	(2,832)	(273)
Acquisitions, net of cash acquired	(1,267)	—
Other assets	(3,353)	161

Net cash used in investing activities	(7,452)	(112)

Cash flows from financing activities:
Repayment of note	(500)	—
Common stock issued	3,637	2,716
Purchase of treasury stock	(6,171)	(3,529)

Net cash used in financing activities	(3,034)	(813)

Effect of exchange rate changes on cash	(807)	2,280

Net decrease in cash and cash equivalents	(30,597)	(1,256)
Cash and cash equivalents at beginning of period	151,358	96,773

Cash and cash equivalents at end of period	$120,761	$95,517

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51	$—
Cash paid during the period for income taxes	1,646	1,076

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.     Basis of Reporting

The accompanying consolidated financial statements of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated (the “Company”), include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s accounting policies, which have not changed, except as indicated in Note C in these Notes to Condensed Consolidated Financial Statements. The consolidated results of operations for the quarter ended June 30, 2002, are not necessarily indicative of results for the full year.

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

In May 2000, the Company acquired Momentus Group Limited (“Momentus”), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid $5.7 million, consisting of approximately $2.9 million in cash and 44,252 shares of the Company’s Class A Common Stock. Additionally, Momentus shareholders were paid 35,985 shares of the Company’s Class A Common Stock during fiscal 2002 related to the achievement of certain performance measures. Goodwill recorded for the Momentus acquisition was approximately $5.7 million.

In October 1999, the Company acquired Leverage Information Systems, Inc., (“Leverage”), a San Francisco-based systems architecture and development company specializing in the building of complex web sites and intranets. Under the terms of the acquisition, the Company paid $3.4 million, consisting of $1.0 million in cash and 97,500 shares of the Company’s Class A Common Stock. Goodwill recorded for the Leverage acquisition was approximately $3.3 million.

In April 1999, the Company acquired OmniTech Consulting Group, Inc. (“Omnitech”), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $9.0 million, consisting of $4.0 million in cash, a $1.0 million note (which has been fully paid), and 173,461 shares of the Company’s Class A Common Stock. Goodwill recorded for the Omnitech acquisition was approximately $8.8 million.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of OmniTech, Leverage, Momentus and Cluster have been included in the Company’s consolidated financial statements since the dates of the acquisitions. The amount of goodwill recorded for OmniTech, Leverage, Momentus and Cluster approximated $319.2 million.

C.    Recently Adopted Accounting Pronouncements

Goodwill and Other Intangible Assets

On April 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets (“intangibles”) are no longer subject to amortization, rather they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Prior to April 1, 2002 the Company amortized goodwill and identifiable intangible assets on a straight-line basis over their estimated useful lives, which did not exceed 40 years, and periodically reviewed the recoverability of these assets based on the expected future undiscounted cash flows.

The Company completed its initial impairment test on goodwill using the methodology described in SFAS No. 142 in the first quarter of fiscal 2003, and will conduct an assessment of impairment based on fair value in accordance with the requirements of SFAS No. 142 on at least an annual basis in the future. In connection with the adoption of SFAS No. 142 on April 1, 2002, the Company recognized an impairment loss of $140.9 million as the cumulative effect of the change in accounting principle.

Goodwill amortization was $61.9 million in fiscal 2002, or $2.01 per share on both a pre-tax and after-tax basis. Goodwill amortization for the three months ended March 31, 2001 was $15.5 million, or $0.51 per share on both a pre-tax and after-tax basis.

Goodwill, net, as of June 30, 2002 and March 31, 2002 was $94.3 million and $235.2 million, respectively. There were no indefinite life intangibles, other than goodwill, at June 30, 2002.

The following table sets forth an analysis of the changes in the total carrying amount of goodwill for the year ended March 31, 2002 and for the period ended June 30, 2002 (in thousands):

Balance as of April 1, 2001	$295,600
Goodwill acquired during the year	1,429
Goodwill amortized during the year	(61,850)

Balance as of March 31, 2002	235,179
Goodwill amortized during the quarter ended June 30, 2002	—
Impairment loss recognized during the quarter ended June 30, 2002	(140,864)

Balance as of June 30, 2002	$94,315

The Company has two geographic operating segments—North America and Europe and Latin America. The majority of goodwill reflected in the Company’s financial statements was recognized in connection with the November 2000 acquisition of Cluster. The acquired Cluster business comprises the majority of the activities of the Europe and Latin America operating segment. The carrying value of goodwill allocated to each of these operating segments was tested for impairment as of April 1, 2002 in connection with the initial adoption of

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SFAS No. 142. Consequently, a goodwill impairment loss of $140.9 million was recognized in the first quarter of fiscal 2003 to write down the carrying amount of goodwill to its implied fair value. The fair value was estimated based on the income approach, using the present value of future estimated cash flows.

The following table sets forth a reconciliation of reported net income (loss) to adjusted net income for fiscal 2000, 2001 and 2002 (in thousands):

	Fiscal Year Ended March 31,
	2000	2001	2002
Reported net income (loss)	$16,228	$(12,687)	$(133,672)
Add back: Goodwill amortization	493	21,928	61,850

Adjusted net income (loss)	$16,721	$9,241	$(71,822)

Basic earnings per share:
Reported net income	$0.78	$(0.48)	$(4.34)
Goodwill amortization	0.02	0.83	2.01

Adjusted net income (loss)	$0.80	$0.35	$(2.33)

Diluted earnings per share:
Reported net income (loss)	$0.62	$(0.48)	$(4.34)
Goodwill amortization	0.02	0.83	2.01

Adjusted net income (loss)	$0.64	$0.35	$(2.33)

Long-Lived Assets

On April 1, 2002 the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 144 in the first quarter of fiscal 2003.

D.    Net Income (Loss) Per Share

The following is a reconciliation of the shares used in computing basic and diluted net loss per share for the three-month periods ended June 30, 2001 and 2002 (in thousands):

	Three Months Ended June 30,
	2001	2002
Shares used in computing basic net income (loss) per share	30,330	31,823
Dilutive effect of stock options and warrants	—	—
Shares used in computing diluted net income (loss) per share	30,330	31,823

Antidilutive securities not included in dilutive net income (loss) per share calculation	19,510	21,254

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The dilutive earnings per share calculation for the three months ended June 30, 2001 and 2002 excludes 2.5 million and 1.0 million common stock equivalents, respectively, related to stock options due to their anti-dilutive effect as a result of the Company’s reported net loss during these periods. For the three months ended June 30, 2001 and 2002, respectively, an additional 11.7 million and 11.2 million stock options are excluded due to their anti-dilutive effect as a result of the option’s exercise price being greater than the average market price of the common shares for these periods.

E.    Foreign Exchange Risk Management

Objectives and Context

The Company operates internationally; therefore its earnings, cash flows and financial positions are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted services transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the euro, the pound sterling, the Brazilian real and the Swedish krone.

Management believes it is prudent to minimize the variability caused by foreign currency risk. Management attempts to minimize foreign currency risk by pricing contracts in the respective local country’s functional currency and by using derivative instruments when necessary. The Company’s financial management continually monitors foreign currency risk and the use of derivative instruments. The Company does not use derivative instruments for purposes other than hedging net investments in foreign subsidiaries.

Strategies

International revenues are generated primarily from sales of services in various countries and are typically denominated in the local currency of each country, most of which now use the euro. The Company’s foreign subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. As a result, management does not believe that its financial position is significantly exposed to foreign currency risk from foreign currency-denominated receivables and payables or forecasted service transactions.

DiamondCluster has net investments in foreign operations located throughout Europe and in Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments for hedges of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income. The notional principal amount of the Company’s outstanding euro/U.S. dollar forward contract was EUR 62.8 million at March 31, 2002. On June 28, 2002, the Company settled its euro/U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into its euro/U.S. dollar contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the US dollar against the Euro in the quarter, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which is offset by the related gain on the net investment in foreign operations. As of June 30, 2002 there were no open euro/U.S. dollar contracts.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

F.    Restructuring Charge

In the third quarter of fiscal 2002, the Company recorded a restructuring charge comprised of severance and other personnel-related costs, and costs associated with planned reductions in office space and the write-off of associated leasehold improvements. This charge was recorded based on management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003. Based upon this review, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after tax basis), or $0.31 per share in its fiscal third quarter to recognize the costs associated with planned reductions in personnel and facilities.

The principal actions in the restructuring plan involved workforce reduction, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group. The restructuring plan included the termination of approximately 300 employees. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

The total cash outlay for the restructuring announced in December 2001 is expected to approximate $12.8 million. The remaining $2.7 million of restructuring costs consist of non-cash charges primarily for the write-off of leasehold improvements for the facilities being downsized and other related assets, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of June 30, 2002, $10.7 million of cash had been expended for this initiative, primarily related to severance and related costs.

The major components of the restructuring charge are as follows (amounts in thousands):

Description	Original Charge	Utilized		Balance 6/30/2002
		Cash	Non-Cash
Severance and related costs	$10,847	$9,384	$1,393	$70
Contractual commitments and leasehold improvements related to office space reductions	3,089	788	1,326	975
Write-off of property, plant, equipment and equipment leases	1,606	526	—	1,080

	$15,542	$10,698	$2,719	$2,125

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Overview

We are a premier global management-consulting firm. We help leading organizations worldwide develop and implement growth strategies, improve operations, and capitalize on technology. We work collaboratively with our clients, utilizing teams of consultants with skills in strategy, technology and program management. During the quarter ended June 30, 2002 we generated net revenues (before reimbursements of out-of-pocket expenses) of $38.3 million from 78 clients. We employed 741 client-serving professionals and had twelve offices in North America, Europe and Latin America as of June 30, 2002.

Our revenues are comprised of professional fees for services rendered to our clients which are billed either monthly or semi-monthly in accordance with the terms of the client engagement. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. Provisions are also made for costs incurred subsequent to targeted project completion. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. Although from time to time we have been required to make revisions to our clients’ estimated deliverables, to date none of such revisions have had a material adverse effect on our operating results.

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

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services we provide could result in a lower utilization of our professionals than we planned. In addition, because most of our client engagements are, and may be in the future, terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While the number of client serving professionals must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Forward Looking Statements

Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words “anticipate,” “believe,” “estimate,” “expect” and similar terminology used with respect to the Company and its management. These forward looking statements are subject to risks and uncertainties which could cause the Company’s actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. For a statement of the Risk Factors that might adversely affect the Company’s operating or financial results, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

Goodwill and Other Intangible Assets

On April 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets (“intangibles”) are no longer subject to amortization, rather they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Prior to April 1, 2002 the Company amortized goodwill and identifiable intangible assets on a straight-line basis over their estimated useful life not to exceed 40 years, and periodically reviewed the recoverability of these assets based on the expected future undiscounted cash flows.

The Company completed its impairment initial test on goodwill using the methodology described in SFAS No. 142 in the first quarter of fiscal 2003, and will conduct an assessment of impairment based on fair value in accordance with the requirements of SFAS No. 142 on an annual basis in the future. In connection with the adoption of SFAS No. 142 on April 1, 2002, the Company recognized an impairment loss of $140.9 million as the cumulative effect of a change in accounting principle.

Goodwill amortization was $61.9 million in fiscal 2002, or $2.01 per share. Goodwill amortization for the three months ended March 31, 2001 was $15.5 million, or $0.51 per share. Goodwill, net, as of June 30, 2002 and March 31, 2002 was $94.3 million and $235.2 million, respectively. There were no indefinite life intangibles other than goodwill at June 30, 2002.

The Company has two geographic operating segments—North America and Europe and Latin America. The majority of goodwill reflected in the Company’s financial statements was recognized in connection with the November 2000 acquisition of Cluster. The acquired Cluster business comprises the majority of the activities of the Europe and Latin America operating segment. The carrying value of goodwill allocated to each of these operating segments was tested for impairment as of April 1, 2002 in connection with the initial adoption of SFAS No. 142. Consequently, a goodwill impairment loss of $140.9 million was recognized in the first quarter of fiscal 2003 to write down the carrying amount of goodwill to its implied fair value. The fair value was estimated based on the income approach, using the present value of future estimated cash flows.

Long-Lived Assets

On April 1, 2002 the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Assets and for Long-Lived Assets to Be Disposed Of.” This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 144 in the first quarter of fiscal 2003.

Results of Operations

The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

	Quarter Ended June 30,
	2001	2002
Revenues:
Revenue before out-of-pocket reimbursements (net revenue)	100.0%	100.0%
Out-of-pocket reimbursements	12.9	14.3

Total revenue	112.9	114.3
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	65.4	76.9
Out-of-pocket reimbursable expenses	12.9	14.3

Total project personnel and related expenses	78.3	91.2
Professional development and recruiting	6.3	3.1
Marketing and sales	4.6	4.5
Management and administrative support	23.6	27.3
Goodwill amortization	26.5	—
Noncash compensation	23.7	34.8

Total operating expenses	163.0	160.9

Loss from operations	(50.1)	(46.6)
Other expense, net	(0.7)	(0.8)

Loss before taxes and cumulative effect of change in accounting principle	(50.8)	(47.4)
Income tax expense (benefit)	1.5	(5.0)

Loss before cumulative effect of change in accounting principle	(52.3)	(42.4)
Cumulative effect of change in accounting principle	—	(367.6)

Net loss	(52.3)%	(410.0)%

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Our net loss of $30.4 million during the quarter ended June 30, 2001 increased by $126.7 million during the quarter ended June 30, 2002 primarily due to the noncash loss related to the impairment in the value of goodwill, partially offset by an increase in operating income before amortization of goodwill and noncash compensation.

Our revenues before out-of-pocket expense reimbursements decreased 34.1% to $38.3 million during the quarter ended June 30, 2002 as compared to the same period in the prior year. Total revenue including out-of-pocket expense reimbursements decreased 33.4% to $43.8 million for the quarter ended June 30, 2002 compared with $65.7 million reported for the same period of the prior year. The decrease in revenue can be principally

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

attributed to the weakness in the global economy, resulting in a decline in current demand for the Company’s services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company’s sales cycle and reduction and/or deferrals of client expenditures for consulting services. Revenue from new clients accounted for 10% of the revenue during the three-month period ended June 30, 2002 compared to 7% during the same period in the prior year. We served 78 clients during the quarter ended June 30, 2002 as compared to 79 clients during the same period in the prior year.

Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $8.6 million to $29.5 million during the quarter ended June 30, 2002 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented throughout fiscal 2002. Beginning June 2001, we reduced salaries between 10% and 15% for most employees, and in August 2001, we reduced salaries 65% for approximately 200 furloughed employees. During the quarters ended December 31, 2001 and March 31, 2002, we further reduced personnel as part of the Company’s restructuring plan. We reduced our client-serving professional staff from 1,110 at June 30, 2001 to 741 at June 30, 2002. As a percentage of net revenues, project personnel and related expenses before out-of-pocket expense reimbursements increased from 65.4% to 76.9% during the quarter ended June 30, 2002, as compared to the same period in the prior year, due primarily to decreases rates and in the utilization of our client serving professionals. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses decreased $10.6 million to $34.9 million during the quarter ended June 30, 2002 as compared to the same period of the prior year.

Professional development and recruiting expenses decreased $2.5 million to $1.2 million during the quarter ended June 30, 2002 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting, a reduction in firm wide meetings and decreased training costs. As a percentage of net revenues, these expenses decreased to 3.1% as compared to 6.3% during the same period in the prior year.

Marketing and sales expenses decreased from $2.6 million to $1.7 million during the quarter ended June 30, 2002 as compared to the same period in the prior year as a result of decreased marketing activities. As a percentage of net revenues, these expenses remained approximately the same at 4.5% compared to the same period in the prior year.

Management and administrative support expenses decreased from $13.7 million to $10.5 million, or 23.8%, during the quarter ended June 30, 2002 as compared to the same period in the prior year, principally as a result of our cost reduction programs. As a percentage of net revenues, these expenses increased from 23.6% to 27.3% during the quarter ended June 30, 2002 as compared to the same period in the prior year.

Goodwill amortization decreased by $15.4 million to zero during the quarter ended June 30, 2002, as compared to the same period in the prior year, as a result of the Company’s adoption of SFAS 142. As a percentage of net revenues, these expenses decreased from 26.5% to 0.0% as compared to the same period in the prior year.

Noncash compensation decreased from $13.8 million during the quarter ended June 30, 2001 to $13.3 million during the quarter ended June 30, 2002. This is primarily the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation will be earned over time contingent on the continued employment of these employees. As a percentage of net revenues, noncash compensation was 34.8% during the quarter ended June 30, 2002 as compared to 23.7% in the same period of the prior year.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

The loss from operations decreased from a loss of $29.1 million to a loss of $17.9 million during the quarter ended June 30, 2002 as compared to the same period in the prior year. This decrease was due primarily to the reduction in goodwill amortization and a decrease in other operating expenses. EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation, decreased from earnings of $0.1 million to a loss of $4.5 million during the quarter ended June 30, 2002 as compared to the same period in the prior year. EBITA is not a measure of financial performance under U.S. generally accepted accounting principles. You should not consider it in isolation from, or as a substitute for, net income or cash flow measures prepared in accordance with U.S. generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, our EBITA calculation may not be comparable to other similarly titled measures of other companies. We have included EBITA as a supplemental disclosure because it may provide useful information regarding our ability to generate cash for operating and other corporate purposes.

Other expense, net decreased from $0.4 million to $0.3 million during the quarter ended June 30, 2002 as compared to the same period in the prior year. For the three months ended June 30, 2002, the $0.3 million other expense, net balance is comprised of a foreign exchange transaction loss of $1.2 million, partially offset by $0.9 million of interest income. As a percentage of net revenues, these expenses remained approximately the same at 0.8% compared to the same period in the prior year.

Incomes taxes decreased from an expense of $0.9 million to a benefit of $1.9 million during the quarter ended June 30, 2002 as compared to the same period in the prior year, due principally to the loss incurred in the current year. The realization of this benefit is dependent upon the Company’s ability to generate taxable income in the future.

Liquidity and Capital Resources

We maintain a revolving line of credit pursuant to the terms of a secured credit agreement from a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of June 30, 2002, we had approximately $9.6 million available under this line of credit. The Company also had $0.9 million of standalone letters of credit secured by cash deposits with the same commercial bank. The Company renewed the $10 million line of credit during the second fiscal quarter, which is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. The standalone letters of credit with the same commercial bank will be covered under the new $10 million line of credit agreement.

During the three months of fiscal 2003, net cash used in operating activities was $2.6 million, and included a net loss of $4.0 million after non-cash items (measured by adding back $12.3 million of the following non-cash items to the loss before the cumulative effect of change in accounting principle of $16.3 million: depreciation and amortization, non-cash compensation and deferred income taxes), partially offset by $1.4 million provided by working capital and other operating activities. Net cash provided by working capital and other activities resulted primarily from decreases in accounts receivable and prepaid expenses totaling $4.6 million, partially offset by an increase in other changes in working capital of $3.2 million. Our billings for the three months ended June 30, 2002 totaled $46.4 million. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $21.6 million at June 30, 2002 represented 42 days of billings for the quarter ended June 30, 2002. Cash used in investing activities was $0.1 million for the three-month period ended June 30, 2002. Cash used in investing activities resulted primarily from capital expenditures, partially offset by an increase in other assets.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Cash used in financing activities was $0.8 million for the quarter ended June 30, 2002. Cash used in financing activities resulted primarily from the repurchase of DiamondCluster’s Class A Common Stock totaling $3.5 million, which was offset by common stock issued during the quarter totaling $2.7 million. On June 24, 2002, the Company’s Board of Directors increased the number of shares to be repurchased under its existing stock repurchase program by three million shares. This authorization brought the total authorized shares for the stock repurchase program to six million shares. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. Through June 30, 2002, the number of shares purchased under this authorization was three million shares at an aggregate cost of $50.3 million.

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

As a result of various personnel and other expense management actions the Company plans to take in the second fiscal quarter, it expects to take a charge of approximately $19-21 million in the September, 2002 quarter. The charge will consist of severance and related expenses, and other expenses related to operational restructuring. The Company expects expense savings from these actions to be approximately $15-17 million on an annualized basis.

We believe that our current cash balances, existing lines of credit, and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal 2004. If necessary, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities. However, there is no assurance that such financing would be available to us on acceptable terms.

DIAMONDCLUSTER INTERNATIONAL, INC.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

International revenues are generated primarily from our services in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country, most of which are tied to the euro. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impact by changes in these or other factors.

The financial statements of our non-U.S. businesses are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. As a result, we are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability. As of June 30, 2002, a European subsidiary of the Company had an intercompany account receivable from the Latin American subsidiary of the Company. This intercompany receivable, denominated in brazilian reals, is not hedged and may result in potential foreign currency exposure.

The Company has entered into transactions to reduce the effect of foreign exchange transaction gains and losses on recorded foreign currency denominated assets and liabilities, and to reduce the effect of foreign exchange translation gains and losses on the parent company’s net investment in its foreign subsidiaries. These transactions involve the use of forward foreign exchange contacts in certain European currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the U.S. dollar value of the Company’s foreign currency transactions and investments in foreign subsidiaries are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis.

Interest Rate Risk

The Company invests its cash in highly liquid investments with original maturities of three months or less. The interest rate risk associated with our investing activities at June 30, 2002 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investments holdings.

DIAMONDCLUSTER INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1—5

None

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

3.1(a)*	Restated Certificate of Incorporation

3.1(b)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form S-4 (File No. 333-47830)

3.1(c)
Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as exhibit 3.1(c) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

3.2*	Amended and restated By-Laws

99.1**	Risk Factors

99.2**	CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.3**	CFO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.4**	Senior Vice President, Finance and Administration Certification Pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

*	Incorporated by reference to the corresponding exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-17785)
**	filed herewith

DIAMONDCLUSTER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.

Date: August 13, 2002	By: /S/ MELVYN E. BERGSTEIN Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: August 13, 2002	/S/ KARL E. BUPP Karl E. Bupp Vice President, Chief Financial Officer and Treasurer