Form 10-Q
period 2002-09-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2002-11-13
CIK 924940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

As of October 31, 2002, there were 24,975,943 shares of Class A Common Stock and 6,478,207 shares of Class B Common Stock of the Registrant outstanding.

DIAMONDCLUSTER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION:

Item 6:	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2002	September 30, 2002
		(Unaudited)
Current assets:
Cash and cash equivalents	$96,773	$92,186
Accounts receivable, net of allowance of $1,089 and $1,224 as of March 31, 2002 and September 30, 2002, respectively	22,131	21,805
Income taxes receivable	1,321	—
Prepaid expenses and short-term deferred taxes	9,417	7,578

Total current assets	129,642	121,569
Computers, equipment, leasehold improvements and software, net	15,789	13,016
Long-term deferred taxes	16,817	25,944
Other assets	3,749	3,100
Goodwill, net	235,179	94,315

Total assets	$401,176	$257,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,277	$6,628
Income taxes payable	—	1,909
Restructuring accrual, current portion	3,963	9,089
Other accrued liabilities	15,838	15,048

Total current liabilities	26,078	32,674
Restructuring accrual, less current portion	—	9,315

Total liabilities	26,078	41,989
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Class A common stock, $.001 par value, 200,000 shares authorized, 27,497 issued as of March 31, 2002 and 28,027 issued as of September 30, 2002	27	28
Class B common stock, $.001 par value, 100,000 shares authorized, 6,562 issued as of March 31, 2002 and 6,622 issued as of September 30, 2002	7	7
Additional paid-in capital	659,844	653,261
Unearned compensation	(121,340)	(86,180)
Notes receivable from sale of common stock	(80)	(80)
Accumulated other comprehensive loss	(2,810)	(464)
Accumulated deficit	(113,860)	(298,740)

	421,788	267,832
Less: Common stock in treasury, at cost, 2,424 shares held at March 31, 2002 and 3,392 shares held at September 30, 2002	46,690	51,877

Total stockholders’ equity	375,098	215,955

Total liabilities and stockholders’ equity	$401,176	$257,944

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	For the Three Months ended September 30,		For the Six Months ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$50,756	$38,107	$108,941	$76,434
Out-of-pocket expense reimbursements	6,009	6,585	13,532	12,051

Total revenue	56,765	44,692	122,473	88,485
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	34,295	28,916	72,325	58,393
Out-of-pocket reimbursable expenses	6,009	6,585	13,532	12,051

Total project personnel and related expenses	40,304	35,501	85,857	70,444
Professional development and recruiting	3,564	962	7,226	2,152
Marketing and sales	1,871	1,125	4,512	2,840
Management and administrative support	11,934	9,828	25,681	20,301
Goodwill amortization	15,453	—	30,883	—
Noncash compensation*	13,159	11,475	26,976	24,824
Restructuring charge	—	20,857	—	20,857

Total operating expenses	86,285	79,748	181,135	141,418

Loss from operations	(29,520)	(35,056)	(58,662)	(52,933)
Other expense, net	(365)	(76)	(786)	(375)

Loss before income taxes and cumulative effect of change in accounting principle	(29,885)	(35,132)	(59,448)	(53,308)
Income tax expense (benefit)	(1,698)	(7,377)	(813)	(9,292)

Loss before cumulative effect of change in accounting principle	(28,187)	(27,755)	(58,635)	(44,016)
Cumulative effect of change in accounting principle, net of income tax benefit of zero	—	—	—	(140,864)

Net loss	(28,187)	(27,755)	(58,635)	(184,880)
Unrealized gain from securities, net of income tax benefit of $150 for the three months ended September 30, 2001, and $57 for the six months ended September 30, 2001	(236)	—	(91)	—
Foreign currency translation adjustments	2,274	(337)	(857)	2,346

Comprehensive loss	$(26,149)	$(28,092)	$(59,583)	$(182,534)

Basic and diluted loss per share of common stock:
Loss before cumulative effect of change in accounting principle	$(0.92)	$(0.89)	$(1.92)	$(1.40)
Cumulative effect of change in accounting principle	—	—	—	(4.47)

Net loss	$(0.92)	$(0.89)	$(1.92)	$(5.86)

Shares used in computing basic and diluted net loss per share of common stock	30,775	31,227	30,553	31,525
*Noncashcompensation
Project personnel and related expenses	$12,924	$11,306	$26,580	$24,156
Professional development and recruiting	34	19	48	92
Marketing and sales	29	20	38	164
Management and administrative support	172	130	310	412

Total noncash compensation	$13,159	$11,475	$26,976	$24,824

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended September 30,
	2001	2002
	(Unaudited)
Cash flows from operating activities:
Loss before cumulative effect of change in accounting principle	$(58,635)	$(44,016)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash used in operating activities:
Restructuring charge	—	20,857
Depreciation and amortization	4,113	3,145
Write-down of net book value of computers, equipment, leasehold improvements and software, net	—	1,334
Goodwill amortization	30,883	—
Noncash compensation	26,976	24,824
Deferred income taxes	2,058	(9,121)
Tax benefits from employee stock plans	739	282
Write-down of equity investments	3,564	—
Other	(1,846)	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	2,883	1,721
Prepaid expenses and other	2,853	2,293
Accounts payable	(350)	137
Restructuring accrual	—	(6,416)
Other assets and liabilities	(33,745)	819

Net cash used in operating activities	(20,507)	(4,141)

Cash flows from investing activities:
Capital expenditures, net	(5,171)	(1,090)
Acquisitions, net of cash acquired	(1,468)	—
Other assets	(3,353)	501

Net cash used in investing activities	(9,992)	(589)

Cash flows from financing activities:
Repayment of note	(500)	—
Common stock issued	4,301	3,471
Purchase of treasury stock	(6,171)	(5,187)

Net cash used in financing activities	(2,370)	(1,716)

Effect of exchange rate changes on cash	3,679	1,859

Net decrease in cash and cash equivalents	(29,190)	(4,587)
Cash and cash equivalents at beginning of period	151,358	96,773

Cash and cash equivalents at end of period	$122,168	$92,186

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51	$219
Cash paid during the period for income taxes	2,681	1,900

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.    Basis of Reporting

The accompanying consolidated financial statements of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated (the “Company”), include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s accounting policies, which have not changed, except as indicated in Note C in these Notes to Condensed Consolidated Financial Statements. The consolidated results of operations for the quarter ended September 30, 2002, are not necessarily indicative of results for the full year.

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

Goodwill amortization was $61.9 million in fiscal 2002, or $2.01 per share on both a pre-tax and after-tax basis. Goodwill amortization for the three and six months ended September 30, 2001 was $15.5 million and $30.9 million, respectively. No goodwill amortization was recorded for the three and six months ended September 30, 2002. Goodwill, net, as of March 31, 2002 and September 30, 2002 was $235.2 million and $94.3 million, respectively. There were no indefinite life intangibles, other than goodwill, at September 30, 2002.

The following table sets forth an analysis of the changes in the total carrying amount of goodwill for the year ended March 31, 2002 and for the six months ended September 30, 2002 (in thousands):

Balance as of April 1, 2001	$295,600
Goodwill acquired during the year	1,429
Goodwill amortized during the year	(61,850)

Balance as of March 31, 2002	235,179
Impairment loss recognized during the six months ended September 30, 2002	(140,864)
Goodwill amortized during the six months ended September 30, 2002	—

Balance as of September 30, 2002	$94,315

The Company has two geographic operating segments—North America and Europe and Latin America. The majority of goodwill reflected in the Company’s consolidated financial statements was recognized in connection with the November 2000 acquisition of Cluster. The acquired Cluster business comprises the majority of the activities of the Europe and Latin America operating segment. The carrying value of goodwill allocated to each of these operating segments was tested for impairment as of April 1, 2002, in connection with the initial adoption of SFAS No. 142. The goodwill impairment loss of $140.9 million recognized in the first quarter of fiscal 2003 was necessary to write down the carrying amount of goodwill to its implied fair value. The fair value was estimated based on the income approach, using the present value of future estimated cash flows.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth a reconciliation of reported net income (loss) to adjusted net income (loss) for fiscal 2000, 2001 and 2002 (in thousands):

	Fiscal Year Ended March 31,
	2000	2001	2002
Reported net income (loss)	$16,228	$(12,867)	$(133,672)
Add back: Goodwill amortization	493	21,928	61,850

Adjusted net income (loss)	$16,721	$9,061	$(71,822)

Basic earnings per share:
Reported net income (loss)	$0.78	$(0.49)	$(4.34)
Goodwill amortization	0.02	0.83	2.01

Adjusted net income (loss)	$0.80	$0.34	$(2.33)

Diluted earnings per share:
Reported net income (loss)	$0.62	$(0.49)	$(4.34)
Goodwill amortization	0.02	0.77	2.01

Adjusted net income (loss)	$0.64	$0.28	$(2.33)

Long-Lived Assets

On April 1, 2002 the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 144 in the six-months ended September 30, 2002.

D.    Net Loss Per Share

The following is a reconciliation of the shares used in computing basic and diluted net loss per share for the three and six-month periods ended September 30, 2001 and 2002 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2002	2001	2002
Shares used in computing basic net income (loss) per share	30,775	31,227	30,553	31,525
Dilutive effect of stock options and warrants	—	—	—	—

Shares used in computing diluted net income (loss) per share	30,775	31,227	30,553	31,525

Antidilutive securities not included in dilutive net income (loss) per share calculation	23,366	20,014	23,366	20,014

The dilutive earnings per share calculation for the three months ended September 30, 2001 and 2002 and the six months ended September 30, 2001 and 2002 excludes 1.4 million, 0.1 million, 2.0 million and 0.5 million common stock equivalents, respectively, related to stock options due to their anti-dilutive effect as a result of the

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s reported net loss during these periods. For the three months ended September 30, 2001 and 2002 and the six months ended September 30, 2001 and 2002, respectively, an additional 12.7 million, 19.6 million, 11.4 million and 19.4 million stock options are excluded due to their anti-dilutive effect as a result of the options’ exercise prices being greater than the average market price of the common shares for these periods.

E.    Foreign Exchange Risk Management

Objectives and Context

The Company operates internationally; therefore its earnings, cash flows and financial positions are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted service transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the euro, the pound sterling, the brazilian real and the swedish krone.

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

DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments for hedges of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to is net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income. At March 31, 2002, the Company had one euro/U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. As of September 30, 2002, there were no open euro/U.S. dollar contracts outstanding.

F.    Restructuring Charge

As a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003, the Company restructured its workforce and operations in December 2001 and September 2002.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million ($12.8 million on an after-tax basis) or $0.41 per share. The $20.5 million charge consisted of $12.1 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included futher consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, of whom 29 employees were still employed by the Company as of September 30, 2002, and whom the Company expects to terminate in the third quarter upon the completion of project assignments. Of the total employees severed, 60% were project personnel and 40% were operational personnel. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value.

In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis), or $0.31 per share. In September 2002, the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of September 30, 2002. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

The total cash outlay for the restructuring announced in September 2002 is expected to approximate $18.0 million. The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of September 30, 2002, $2.0 million of cash had been expended for this initiative, primarily related to severance and related costs.

The total cash outlay for the restructuring announced in December 2001 is expected to approximate $13.2 million. The remaining $2.7 million of restructuring costs consist of non-cash charges primarily for the write-off of leasehold improvements and other related costs for the facilities being downsized, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of September 30, 2002, $11.2 million of cash had been expended for this initiative, primarily related to severance and related costs.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The major components of the restructuring charges are as follows (amounts in thousands):

	FY02 Q3 Charge
Description	FY02 Q3 Charge	FY03 Q2 Adjustment	FY03 Q2 Charge	Utilized		Balance 9/30/2002
				Cash	Non-Cash
Severance and related costs	$10,847	$53	$5,638	$10,650	$1,665	$4,223
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,414	1,306	12,446
Write-off of property, plant, equipment and equipment leases	1,606	375	2,714	1,130	1,830	1,735

	$15,542	$400	$20,457	$13,194	$4,801	$18,404

These restructuring charges and accruals required certain significant estimates and assumptions, including estimates of sub-lease rental income to be realized in the future. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the near term resulting in additional adjustments to the amounts recorded, and the effect could be material.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Overview

We are a premier global management-consulting firm. We help leading organizations worldwide develop and implement growth strategies, improve operations, and capitalize on technology. We work collaboratively with our clients, utilizing teams of consultants with skills in strategy, technology and program management. During the quarter ended September 30, 2002 we generated net revenues (before reimbursements of out-of-pocket expenses) of $38.1 million from 79 clients. We employed 674 client-serving professionals and had eleven offices in North America, Europe and Latin America as of September 30, 2002.

Our revenues are comprised of professional fees for services rendered to our clients which are billed either monthly or semi-monthly in accordance with the terms of the client engagement. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. If it becomes evident that costs are likely to be incurred subsequent to targeted project completion, a portion of the project revenue is reflected in deferred revenue. Although from time to time we have been required to make revisions to our clients’ estimated deliverables, to date none of such revisions have had a material adverse effect on our operating results.

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

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services we provide could result in a lower utilization of our professionals than we planned. In addition, because most of our client engagements are, and may be in the future, terminable by our clients without penalty, an unanticipated termination of a client project could require us to retain underutilized employees. While the number of client serving professionals must be adjusted to reflect active engagements, we must also retain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

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

Goodwill amortization was $61.9 million in fiscal 2002, or $2.01 per share on both a pre-tax and after-tax basis. Goodwill amortization for the three and six months ended September 30, 2001 was $15.5 million and $30.9 million, respectively. No goodwill amortization was recorded for the three and six months ended September 30, 2002. Goodwill, net, as of March 31, 2002 and September 30, 2002 was $235.2 million and $94.3 million, respectively. There were no indefinite life intangibles other than goodwill at September 30, 2002.

The Company has two geographic operating segments—North America and Europe and Latin America. The majority of goodwill reflected in the Company’s consolidated financial statements was recognized in connection with the November 2000 acquisition of Cluster. The acquired Cluster business comprises the majority of the activities of the Europe and Latin America operating segment. The carrying value of goodwill allocated to each of these operating segments was tested for impairment as of April 1, 2002, in connection with the initial adoption of SFAS No.142. The goodwill impairment loss of $140.9 million recognized in the first quarter of fiscal 2003 was necessary to write down the carrying amount of goodwill to its implied fair value. The fair value was estimated based on the income approach, using the present value of future estimated cash flows.

Long-Lived Assets

On April 1, 2002 the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 144 in the six months ended September 30, 2002.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Results of Operations

The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2001	2002	2001	2002
Revenues:
Revenue before out-of-pocket reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Out-of-pocket reimbursements	11.8	17.3	12.4	15.8

Total revenue	111.8	117.3	112.4	115.8
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	67.6	75.9	66.4	76.4
Out-of-pocket reimbursable expenses	11.8	17.3	12.4	15.8

Total project personnel and related expenses	79.4	93.2	78.8	92.2
Professional development and recruiting	7.0	2.5	6.6	2.8
Marketing and sales	3.7	3.0	4.2	3.7
Management and administrative support	23.5	25.8	23.6	26.6
Goodwill amortization	30.5	—	28.3	—
Noncash compensation	25.9	30.1	24.8	32.5
Restructuring charge	—	54.7	—	27.3

Total operating expenses	170.0	209.3	166.3	185.1

Loss from operations	(58.2)	(92.0)	(53.9)	(69.3)
Other expense, net	(0.7)	(0.2)	(0.7)	(0.5)

Loss before taxes and cumulative effect of change in accounting principle	(58.9)	(92.2)	(54.6)	(69.8)
Income tax benefit	(3.4)	(19.4)	(0.8)	(12.2)

Loss before cumulative effect of change in accounting principle	(55.5)	(72.8)	(53.8)	(57.6)
Cumulative effect of change in accounting principle	—	—	—	(184.3)

Net loss	(55.5)%	(72.8)%	(53.8)%	(241.9)%

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Our net loss for the quarter ended September 30, 2002 was $27.8 million compared to a net loss of $28.2 million during the quarter ended September 30, 2001. The decrease in the loss of $0.4 million is primarily due to the decrease in operating expenses as a result of the cost reduction programs implemented throughout fiscal years 2002 and 2003, and the decrease in goodwill amortization upon the adoption of SFAS No. 142 effective April 1, 2002. These expense decreases were partially offset by the restructuring charge taken in the second quarter of fiscal year 2003 and a decrease in revenue before out-of-pocket reimbursements.

The Company applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock issued to employees. Effective April 1, 2003, the Company will apply Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” in accounting for stock issued to employees for grants awarded subsequent to that date. Had compensation expense on options issued to employees during the quarter ended September 30, 2002 been

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

determined based on the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, the Company’s net loss and diluted earnings per share would have increased by $0.6 million to a net loss of $28.4 million for the three months ended September 30, 2002, or $(0.91) per share.

Our revenues before out-of-pocket expense reimbursements decreased 24.9% to $38.1 million during the quarter ended September 30, 2002 as compared to the same period in the prior year. Total revenue including out-of-pocket expense reimbursements decreased 21.3% to $44.7 million for the quarter ended September 30, 2002 compared with $56.8 million reported for the same period of the prior year. The decrease in revenue can be principally attributed to the weakness in the global economy, resulting in a decline in current demand for the Company’s services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company’s sales cycle and reduction and/or deferrals of client expenditures for consulting services. Revenue from new clients accounted for 9% of the revenue during the three-month period ended September 30, 2002 compared to 13% during the same period in the prior year. We served 79 clients during the quarter ended September 30, 2002 as compared to 77 clients during the same period in the prior year.

Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $5.4 million to $28.9 million during the quarter ended September 30, 2002 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented throughout fiscal 2002 and 2003. Beginning June 2001, we reduced salaries between 10% and 15% for most employees, and in August 2001, we reduced salaries 65% for approximately 200 furloughed employees. During the quarters ended December 31, 2001 and September 30, 2002 we further reduced personnel as part of the Company’s restructuring plan. We reduced our client-serving professional staff from 1,095 at September 30, 2001 to 674 at September 30, 2002. As a percentage of net revenues, project personnel and related expenses before out-of-pocket expense reimbursements increased from 67.6% to 75.9% during the quarter ended September 30, 2002, as compared to the same period in the prior year, due primarily to increased client prospecting costs. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses decreased $4.8 million to $35.5 million during the quarter ended September 30, 2002 as compared to the same period of the prior year.

Professional development and recruiting expenses decreased $2.6 million to $1.0 million during the quarter ended September 30, 2002 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting and decreased training conduct expenditures. As a percentage of net revenues, these expenses decreased to 2.5% as compared to 7.0% during the same period in the prior year.

Marketing and sales expenses decreased from $1.9 million to $1.1 million during the quarter ended September 30, 2002 as compared to the same period in the prior year as a result of decreased marketing activities. As a percentage of net revenues, these expenses decreased to 3.0% as compared to 3.7% during the same period in the prior year.

Management and administrative support expenses decreased from $11.9 million to $9.8 million, or 17.7%, during the quarter ended September 30, 2002 as compared to the same period in the prior year, principally as a result of our cost reduction programs, including the closing of the New York office and the downsizing of other offices globally. As a percentage of net revenues, these expenses increased from 23.5% to 25.8% during the quarter ended September 30, 2002 as compared to the same period in the prior year.

Goodwill amortization decreased from $15.5 million to zero during the quarter ended September 30, 2002, as compared to the same period in the prior year, as a result of the Company’s adoption of SFAS No. 142 on April 1, 2002. As a percentage of net revenues, these expenses decreased from 30.5% to 0.0% as compared to the same period in the prior year.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Noncash compensation decreased from $13.2 million during the quarter ended September 30, 2001 to $11.5 million during the quarter ended September 30, 2002. This is primarily the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation will be earned over time contingent on the continued employment of these employees. As a percentage of net revenues, noncash compensation was 30.1% during the quarter ended September 30, 2002 as compared to 25.9% in the same period of the prior year.

In the third quarter of fiscal 2003, the Company recorded a restructuring charge of $20.9 million as a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003. The Company completed an assessment of the infrastructure needed to support anticipated levels of business in fiscal 2003 and beyond, and developed and implemented a restructuring plan designed to better align its cost structure and areas of operation with current business requirements. The restructuring charge consists of $12.1 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses, $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases and $0.4 million of additional expense recorded in connection with the restructuring plan implemented in December 2001 due primarily to a change in estimate related to the cost of terminating an equipment lease. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees. Of the total employees severed, 60% were project personnel and 40% were operational personnel. The client-serving personnel consist of partners, principals, managers, associates and analysts. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value. The Company expects savings from the September 2002 restructuring plan to be about $15–$17 million on an annualized basis.

The loss from operations increased from a loss of $29.5 million to a loss of $35.1 million during the quarter ended September 30, 2002 as compared to the same period in the prior year. This increase was due primarily to the decline in revenue and the restructuring charge taken in the second quarter of fiscal year 2003, partially offset by the decrease in operating expenses and goodwill amortization. EBITA, which consists of earnings from operations before amortization of goodwill, noncash compensation and restructuring charge increased from a loss of $0.9 million to a loss of $2.7 million during the quarter ended September 30, 2002 as compared to the same period in the prior year. EBITA is not a measure of financial performance under U.S. generally accepted accounting principles. You should not consider it in isolation from, or as a substitute for, net income or cash flow measures prepared in accordance with U.S. generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, our EBITA calculation may not be comparable to other similarly titled measures of other companies. We have included EBITA as a supplemental disclosure because it may provide useful information regarding our ability to generate cash for operating and other corporate purposes.

Other expense, net decreased from $0.4 million to $0.1 million during the quarter ended September 30, 2002 as compared to the same period in the prior year. As a percentage of net revenues, these expenses decreased to 0.2% as compared to 0.7% during the same period in the prior year.

The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and the the first six months of fiscal year 2003, as well as other temporary differences between

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the gross deferred tax assets. The income tax benefit increased from a benefit of $1.7 million to a benefit of $7.4 million during the quarter ended September 30, 2002 as compared to the same period in the prior year, due principally to the increase in the pre-tax loss before nondeductible goodwill amortization incurred in the current quarter, partially offset by the additional income tax expense recorded during the second fiscal quarter of 2003 to provide a valuation allowance for deferred tax assets related to certain state net operating loss and credit carryforwards and certain foreign net operating loss carryforwards. The Company believes that the ultimate realization of the deferred tax assets for federal, state, and foreign income tax purposes is considered more likely than not, due to anticipated sufficient future taxable income.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

Our net loss for the six months ended September 30, 2002 of $184.9 million increased $126.3 million from $58.6 million during the six months ended September 30, 2001. This increase is due primarily to the noncash loss related to the impairment in the value of goodwill, partially offset by a reduction in goodwill amortization upon the adoption of SFAS No. 142 on April 1, 2002, and the decrease in operating expenses resulting from the implementation of cost reduction programs throughout fiscal 2002 and 2003.

The Company applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock issued to employees. Effective April 1, 2003, the Company will apply Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” in accounting for stock issued to employees for grants awarded subsequent to that date. Had compensation expense on options issued to employees during the six months ended September 30, 2002 been determined based on the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, the Company’s net loss and diluted earnings per share would have been increased by $0.8 million to a net loss of $185.7 million for the six months ended September 30, 2002, or a loss of $(5.89) per share.

Net revenue for the six months ended September 30, 2002 was $76.4 million, down 29.8% compared with $108.9 million reported for the same period in the prior year. The decrease in revenue can be principally attributed to the weakness in the global economy, resulting in a decline in current demand for the Company’s services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company’s sales cycle and reduction and/or deferrals of client expenditures for consulting services. Revenue from new clients accounted for 12% of the revenue during the six month period ended September 30, 2002, while revenue from existing clients accounted for 88% of revenue during the same period. We served 103 clients during the six months ended September 30, 2002, a decrease from the 111 clients served in the same period in the prior year.

Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $13.9 million to $58.4 million during the six months ended September 30, 2002 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented throughout fiscal 2002 and 2003. Beginning in June 2001, we reduced salaries between 10% and 15% for most employees, and in August 2001, we reduced salaries 65% for approximately 200 furloughed employees. During the quarters ended December 31, 2001, March 31, 2002, and September 30, 2002 we further reduced personnel as part of the Company’s restructuring plan. We reduced our client-serving professional staff from 1,095 at September 30, 2001 to 674 at September 30, 2002. As a percentage of net

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

revenues, project personnel and related expenses before out-of-pocket expense reimbursements increased from 66.4% to 76.4% during the six months ended September 30, 2002, as compared to the same period in the prior year, due primarily to increased client prospecting costs. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses decreased $15.4 million to $70.4 million during the six-month period ended September 30, 2002 as compared to the same period of the prior year.

Professional development and recruiting expenses decreased $5.1 million to $2.2 million during the six months ended September 30, 2002 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting, a reduction in firmwide meetings, and decreased training conduct expenditures. As a percentage of net revenues, these expenses decreased to 2.8% as compared to 6.6% during the same period in the prior year.

Marketing and sales expenses decreased from $4.5 million to $2.8 million during the six months ended September 30, 2002 as compared to the same period in the prior year as a result of decreased marketing activities and personnel reductions. As a percentage of net revenues, these expenses decreased to 3.7% as compared to 4.2% during the same period in the prior year.

Management and administrative support expenses decreased from $25.7 million to $20.3 million, or 20.9%, during the six months ended September 30, 2002 as compared to the same period in the prior year, principally as a result of our cost reduction programs, including the closing of the New York office and the downsizing of other offices globally. As a percentage of net revenues, these expenses increased from 23.6% to 26.6% during the six-month period ended September 30, 2002 as compared to the same period in the prior year.

Goodwill amortization decreased from $30.9 million to zero during the six months ended September 30, 2002 as compared to the same period in the prior year as a result of the Company’s adoption of SFAS No. 142 on April 1, 2002. As a percentage of net revenues, these expenses decreased from 28.3% to 0% as compared to the same period in the prior year.

Noncash compensation decreased from $27.0 million during the six months ended September 30, 2001 to $24.8 million during the six months ended September 30, 2002. This is primarily the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation will be earned over time contingent on the continued employment of these employees. As a percentage of net revenues, noncash compensation was 32.5% during the six months ended September 30, 2002.

In the third quarter of fiscal 2003, the Company recorded a restructuring charge of $20.9 million as a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003. The Company completed an assessment of the infrastructure needed to support anticipated levels of business in fiscal 2003 and beyond, and developed and implemented a restructuring plan designed to better align its cost structure and areas of operation with current business requirements. The restructuring charge consists of $12.1 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses, $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases and $0.4 million of additional expense recorded in connection with the restructuring plan implemented in December 2001 due primarily to a change in estimate related to the cost of terminating an equipment lease. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in Barcelona, Boston, Chicago, Madrid, Munich, New York and Sao Paulo. Estimated costs for the reduction in physical office space are comprised of contractual rental

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees. Of the total employees severed, 60% were project personnel and 40% were operational personnel. The client-serving personnel consist of partners, principals, managers, associates and analysts. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value. The Company expects savings from the September 2002 restructuring plan to be about $15–$17 million on an annualized basis.

The loss from operations decreased from a loss of $58.7 million to a loss of $52.9 million during the six months ended September 30, 2002 as compared to the same period in the prior year. This decrease was due primarily to the reduction in goodwill amortization and a decrease in other operating expenses, partially offset by the decline in revenue and the restructuring charge implemented during fiscal 2003. EBITA, which consists of earnings from operations before amortization of goodwill, noncash compensation and restructuring charge, increased from a loss of $0.8 million to a loss of $7.3 million during the six months ended September 30, 2002 as compared to the same period in the prior year. EBITA is not a measure of financial performance under U.S. generally accepted accounting principles. You should not consider it in isolation from, or as a substitute for, net income or cash flow measures prepared in accordance with U.S. generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, our EBITA calculation may not be comparable to other similarly titled measures of other companies. We have included EBITA as a supplemental disclosure because it may provide useful information regarding our ability to generate cash for operating and other corporate purposes.

Other expense, net decreased from $0.8 million to $0.4 million during the six months ended September 30, 2002 as compared to the same period in the prior year. As a percentage of net revenues, these expenses remained approximately the same at 0.7% compared to the same period in the prior year.

The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and the the first six months of fiscal year 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the gross deferred tax assets. For the six months ended September 30, 2002, the income tax benefit increased from $0.8 million to $9.3 million as compared to the same period in the prior year, due principally to the increase in the pre-tax loss before nondeductible goodwill amortization incurred in the period, partially offset by the additional income tax expense recorded during the second fiscal quarter of 2003 to provide a valuation allowance for deferred tax assets related to certain state net operating loss and credit carryforwards and certain foreign net operating loss carryforwards. The Company believes that the ultimate realization of the deferred tax assets for federal, state and foreign income tax purposes is considered more likely than not, due to anticipated sufficient future taxable income.

Liquidity and Capital Resources

We maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.50%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of September 30, 2002, we had approximately $8.8 million available under this line of credit.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

During the six-month period ended September 30, 2002, net cash used in operating activities was $4.1 million, and included a net loss of $2.9 million after certain non-cash items and the restructuring charge (calculated by adding back the $20.9 million restructuring charge and $20.2 million of the following non-cash items to the loss before the cumulative effect of change in accounting principle of $44.0 million: depreciation and amortization, non-cash compensation, deferred income taxes and the write-down of the net book value of property, plant, and equipment), and $1.2 million used by working capital and other operating activities. Our billings for the three and six months ended September 30, 2002 totaled $46.4 million and $92.8 million, respectively. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $23.0 million at September 30, 2002 represented 45 days of billings for the quarter ended September 30, 2002.

Cash used in investing activities was $0.6 million for the six-month period ended September 30, 2002. Cash used in investing activities resulted primarily from capital expenditures, partially offset by an increase in other assets.

Cash used in financing activities was $1.7 million for the six-month period ended September 30, 2002. Cash used in financing activities resulted primarily from the repurchase of DiamondCluster’s Class A Common Stock totaling $5.2 million, which was offset by common stock issued during the quarter totaling $3.5 million. On June 24, 2002, the Company’s Board of Directors increased the number of shares authorized to be repurchased under its existing stock repurchase program by three million shares. This authorization brought the total authorized shares for the stock repurchase program to six million shares. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. Through September 30, 2002, the number of shares purchased under this authorization was 3.4 million shares at an aggregate cost of $51.9 million.

On May 2, 2002, the Company offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options previously granted to them in exchange for a future grant of a smaller number of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster’s 2000 Plan and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees are required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were cancelled as a part of this plan. On November 15, 2002, approximately 1.0 million new options are expected to be granted to employees who remain employed by DiamondCluster. The exercise price for a majority of the options to be granted on November 15, 2002 will be at 25% of fair market value on that date.

As a result of various personnel and other expense management actions the Company plans to take in the third fiscal quarter, it expects to take a charge of approximately $8–10 million in the December 2002 quarter. The charge will consist of severance and related expenses, and other expenses related to operational restructuring, including the discontinuance of Context®, a quarterly publication of the Company. The Company expects expense savings from these actions to be approximately $15–$17 million on an annualized basis.

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

DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments for hedges of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to is net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income. At March 31, 2002, the Company had one euro/U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. As of September 30, 2002, there were no open euro/U.S. dollar or other forward contracts outstanding.

Interest Rate Risk

The Company invests its cash in highly liquid investments with original maturities of three months or less. The interest rate risk associated with our investing activities at September 30, 2002 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investments holdings.

Item 4.    Controls and Procedures

The Chairman and Chief Executive Officer, the Senior Vice President, Finance and Administration and the Chief Financial Officer of DiamondCluster International, Inc. (its principal executive officer and principal financial officers, respectively) have concluded, based on their evaluations as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

DIAMONDCLUSTER INTERNATIONAL, INC.

PART II.    OTHER INFORMATION

Items 1—3.

None

Item 4. Submission of Matters to a Vote of Security Shareholders

On August 13, 2002, the Company held its annual meeting of shareholders at the Westin Hotel in Chicago, Illinois. Edward R. Anderson, Adam J. Gutstein, Pedro Nueno and Arnold R. Weber were elected by the shareholders to serve as Class III members of the Board of Directors for three-year terms expiring at the 2005 annual meeting of shareholders. The vote on this matter is set forth below. There were no broker non-votes for this matter voted upon by the shareholders.

1. Election of Directors

Name	For	Withheld
Edward R. Anderson	60,582,342	6,112,938
Adam J. Gutstein	63,858,012	2,837,268
Pedro Nueno	66,600,154	95,126
Arnold R. Weber	66,554,490	140,790

Item 5.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 (a)**	Restated Certificate of Incorporation

3.2*	Amended and restated By-Laws

99.1**	Risk Factors

99.2**	CEO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002

99.3**	CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002

99.4**	Senior Vice President, Finance and Administration Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

*	Incorporated by reference to the corresponding exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-17785)
**	filed herewith

DIAMONDCLUSTER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.

Date: November 13, 2002	By: /S/ MELVYN E. BERGSTEIN Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: November 13, 2002	By: /S/ KARL E. BUPP Karl E. Bupp Vice President, Chief Financial Officer and Treasurer