Form 10-Q/A
period 2002-06-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2003-01-28
CIK 924940

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q/A

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

================================================================================

For purposes of the Form 10Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the undersigned Registrant (the "Company") hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 to reflect the correction of an error made in the noncash compensation expense included therein, as follows:

1.   Deleting in their entirety from Part I, Item 1, Financial Statement
     Schedules:

         a. "Condensed Consolidated Balance Sheets March 31, 2002 and June 30, 2002" and substituting in lieu thereof the "Condensed Consolidated Balance Sheets March 31, 2002 and June 30, 2002" set forth below.

         b. "Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2002" and substituting in lieu thereof the "Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2002" set forth below.

         c. "Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002" and substituting in lieu thereof the "Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002" set forth below.

2. Deleting in its entirety Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and substituting in lieu thereof "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below.

In order to preserve the nature and character of the disclosures provided in the Form 10-Q as they were originally filed, no attempt was made to modify or update any disclosure except those required to reflect the effects of the amendment.

This correction does not impact previously reported revenue, total shareholders' equity, or cash balances.

                                EXPLANATORY NOTE

In May 2002, the Company offered employees (other than senior officers) a choice to surrender certain previously granted stock options in exchange for a future grant of new options to purchase the same class of shares. Employees who elected to participate in this program were required to make an election with respect to all covered options by May 14, 2002, and a total of 4.3 million stock options were surrendered as part of this plan. Certain of these options had intrinsic value at the original grant date, a portion of which had not been amortized to noncash compensation expense at the date the options were surrendered. At the time the offer was accepted, the Company reversed both the unamortized original intrinsic value included in the unearned compensation account and the previously recognized compensation expense associated with non-vested options, and wrote-off the related amounts against additional paid-in capital based upon its understanding of the accounting guidance regarding option forfeitures, including paragraph 15 of Accounting Principles Board Opinion No. 25.

In the process of preparing the Company's financial statements for the quarter ended December 31, 2002, the Company learned that the accounting for the cancellation of these surrendered options was subject to the guidance under EITF 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, Issue 37(a). This guidance provides that the total amount of compensation expense recognized over the life of a cancelled award cannot be less than the award's original intrinsic value, even when the award is voluntarily surrendered by the employee and cancelled prior to full vesting. The intrinsic value of compensatory stock option awards is charged to noncash compensation over the vesting period. At the date the options were cancelled, the remaining unamortized compensation expense of $8.6 million related to these surrendered options should have been recognized as a noncash charge to compensation expense during the three months ended June 30, 2002. The Company has therefore revised its consolidated financial statements for the quarter ended June 30, 2002, to correct this $8.6 million error in the reporting of noncash compensation expense related to non-vested options that were cancelled in May 2002. Conforming changes reflecting this correction have been made in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements.

These corrections resulted in the following changes to earnings:

                                                                                  Three Months Ended
                                                                                    June 30, 2002
                                                                            (In 000's, except per share data)
                                                                            ---------------------------------
                                                                              As Reported         Revised
                                                                            ---------------    -------------
Noncash compensation                                                            $  13,349       $   21,982
Total operating expenses                                                           61,670           70,303
Loss from operations                                                              (17,877)         (26,510)
Loss before income taxes and cumulative effect of change in accounting
  principle                                                                       (18,176)         (26,809)
Loss before cumulative effect of change in accounting principle                   (16,261)         (24,894)
Net loss                                                                         (157,125)        (165,758)
Comprehensive loss                                                              $(154,442)      $ (163,075)
Basic and diluted loss per share of common stock:
    Loss before cumulative effect of change in accounting principle             $   (0.51)      $    (0.78)
    Cumulative effect of change in accounting principle                             (4.43)           (4.43)
                                                                            --------------     ------------
    Net loss                                                                    $   (4.94)      $    (5.21)
                                                                            ==============     ============

The Company made changes to the condensed consolidated balance sheet to reflect the reversal of the write-off of additional paid-in capital related to the cancelled options and to reduce retained earnings (accumulated deficit) for the changes to earnings outlined above. The condensed consolidated balance sheet has been changed to reflect these corrections as follows:

                                                                            June 30, 2002
                                                                             (In 000's)
                                                              ------------------------------------------
                                                                 As Reported               Revised
                                                              -------------------     ------------------
                     Additional paid-in capital                      $  656,295             $  664,928
                     Retained earnings (accumulated deficit)           (270,985)              (279,618)

The Company also made changes to the condensed consolidated statements of cash flows to reflect these corrections as follows:

                                                                         Three Months Ended
                                                                           June 30, 2002
                                                                             (In 000's)
                                                              ------------------------------------------
                                                                 As Reported               Revised
                                                              -------------------     ------------------
                    Loss before cumulative effect of                  $ (16,261)            $  (24,894)
                       change in accounting principle
                    Noncash compensation                                 13,349                 21,982

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                  March 31,       June 30,
                                ASSETS                                                              2002            2002
                                                                                                ------------   --------------
                                                                                                                (Unaudited)
Current assets:
      Cash and cash equivalents                                                                  $   96,773     $     95,517
      Accounts receivable, net of allowance of $1,089 and $1,258
          as of March 31, 2002 and June 30, 2002, respectively                                       22,131           20,309
      Income taxes receivable                                                                         1,321                -
      Prepaid expenses and short-term deferred taxes                                                  9,417            9,550
                                                                                                ------------   --------------

          Total current assets                                                                      129,642          125,376

Computers, equipment, leasehold improvements and software, net                                       15,789           15,088
Other assets and long-term deferred taxes                                                            20,566           23,421
Goodwill, net                                                                                       235,179           94,315
                                                                                                ------------   --------------

          Total assets                                                                           $  401,176     $    258,200
                                                                                                ============   ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                           $    6,277     $      6,464
      Income taxes payable                                                                                -              448
      Restructuring accrual                                                                           3,963            2,125
      Other accrued liabilities                                                                      15,838           15,627
                                                                                                ------------   --------------

          Total current liabilities                                                                  26,078           24,664

Stockholders' equity:
      Preferred stock, $1.00 par value, 2,000 shares authorized, no shares issued                         -                -
      Class A common stock, $.001 par value, 200,000 shares authorized, 27,497
          issued as of March 31, 2002 and 27,907 issued as of June 30, 2002                              27               28
      Class B common stock, $.001 par value, 100,000 shares authorized, 6,562 issued
          as of March 31, 2002 and 6,555 issued as of June 30, 2002                                       7                7
      Additional paid-in capital                                                                    659,844          664,928
      Unearned compensation                                                                        (121,340)         (99,853)
      Notes receivable from sale of common stock                                                        (80)             (80)
      Accumulated other comprehensive income (loss)                                                  (2,810)            (127)
      Retained earnings (accumulated deficit)                                                      (113,860)        (279,618)
                                                                                                ------------   --------------
                                                                                                    421,788          285,285
Less: Common stock in treasury, at cost, 2,424 shares held at
      March 31, 2002 and 3,039 shares held at June 30, 2002                                          46,690           51,749
                                                                                                ------------   --------------

          Total stockholders' equity                                                                375,098          233,536
                                                                                                ------------   --------------

          Total liabilities and stockholders' equity                                             $  401,176     $    258,200
                                                                                                ============   ==============

     See accompanying notes to condensed consolidated financial statements.

                       DIAMONDCLUSTER INTERNATIONAL, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                 For the Three Months
                                                                                                    ended June 30,
                                                                                            ------------------------------
                                                                                               2001                2002
                                                                                            ----------          ----------
Revenue:
   Revenue before out-of-pocket expense reimbursements (net revenue)                        $   58,185          $   38,327
   Out-of-pocket expense reimbursements                                                          7,523               5,466
                                                                                            ----------          ----------
        Total revenue                                                                           65,708              43,793

Operating expenses:
   Project personnel and related expenses before out-of-pocket reimbursable expenses            38,030              29,477
   Out-of-pocket reimbursable expenses                                                           7,523               5,466
                                                                                            ----------          ----------
        Total project personnel and related expenses                                            45,553              34,943

   Professional development and recruiting                                                       3,662               1,190
   Marketing and sales                                                                           2,641               1,715
   Management and administrative support                                                        13,747              10,473
   Goodwill amortization                                                                        15,430                   -
   Noncash compensation*                                                                        13,817              21,982
                                                                                            ----------          ----------
        Total operating expenses                                                                94,850              70,303
                                                                                            ----------          ----------

Loss from operations                                                                           (29,142)            (26,510)

Other expense, net                                                                                (421)               (299)
                                                                                            ----------          ----------

Loss before income taxes and cumulative effect of change in accounting principle               (29,563)            (26,809)

Income tax expense (benefit)                                                                       885              (1,915)
                                                                                            ----------          ----------

Loss before cumulative effect of change in accounting principle                                (30,448)            (24,894)

Cumulative effect of change in accounting principle, net of income tax benefit of zero               -            (140,864)
                                                                                            ----------          ----------

Net loss                                                                                       (30,448)           (165,758)

   Unrealized gain from securities, net of income tax benefit of $93                               145                   -
   Foreign currency translation adjustments                                                     (3,131)              2,683
                                                                                            ----------          ----------

Comprehensive loss                                                                          $  (33,434)         $ (163,075)
                                                                                            ==========          ==========

Basic and diluted loss per share of common stock:

Loss before cumulative effect of change in accounting principle                             $    (1.00)         $    (0.78)
Cumulative effect of change in accounting principle                                                  -               (4.43)
                                                                                            ----------          ----------
Net loss                                                                                    $    (1.00)         $    (5.21)
                                                                                            ==========          ==========

Shares used in computing basic and diluted net loss per share of common stock                   30,330              31,823

-------------

*  Noncash compensation:
       Project personnel and related expenses                                               $   13,656          $   21,265
       Professional development and recruiting                                                      14                 104
       Marketing and sales                                                                           9                 185
       Management and administrative support                                                       138                 428
                                                                                            ----------          ----------
                          Total noncash compensation                                        $   13,817          $   21,982
                                                                                            ==========          ==========

     See accompanying notes to condensed consolidated financial statements.

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            For the Three Months
                                                                                               Ended June 30,
                                                                                   -------------------------------------
                                                                                        2001                  2002
                                                                                   ---------------      ----------------
Cash flows from operating activities:
      Loss before cumulative effect of change in accounting principle              $       (30,448)     $        (24,894)
      Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash used in operating activities:
              Depreciation and amortization                                                  1,891                 1,754
              Goodwill amortization                                                         15,430                     -
              Noncash compensation                                                          13,817                21,982
              Deferred income taxes                                                          2,114                (2,799)
              Tax benefits from employee stock plans                                           551                   234
              Write-down of equity investments                                               3,564                     -
              Other                                                                         (2,123)                    -
              Changes in assets and liabilities, net of effects of acquisition:
                 Accounts receivable                                                         2,308                 3,383
                 Prepaid expenses and other                                                  2,781                 1,176
                 Accounts payable                                                            1,531                   (96)
                 Other assets and liabilities                                              (30,720)               (3,351)
                                                                                   ---------------      ----------------

Net cash used in operating activities                                                      (19,304)               (2,611)
                                                                                   ---------------      ----------------

Cash flows from investing activities:
      Capital expenditures, net                                                             (2,832)                 (273)
      Acquisitions, net of cash acquired                                                    (1,267)                    -
      Other assets                                                                          (3,353)                  161
                                                                                   ---------------      ----------------

Net cash used in investing activities                                                       (7,452)                 (112)
                                                                                   ---------------      ----------------

Cash flows from financing activities:
      Repayment of note                                                                       (500)                    -
      Common stock issued                                                                    3,637                 2,716
      Purchase of treasury stock                                                            (6,171)               (3,529)
                                                                                   ---------------      ----------------

Net cash used in financing activities                                                       (3,034)                 (813)
                                                                                   ---------------      ----------------

Effect of exchange rate changes on cash                                                       (807)                2,280
                                                                                   ---------------      ----------------

Net decrease in cash and cash equivalents                                                  (30,597)               (1,256)
Cash and cash equivalents at beginning of period                                           151,358                96,773
                                                                                   ---------------      ----------------

Cash and cash equivalents at end of period                                         $       120,761      $         95,517
                                                                                   ===============      ================

Supplemental disclosure of cash flow information:
          Cash paid during the period for interest                                 $            51      $              -
          Cash paid during the period for income taxes                                       1,646                 1,076

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

Forward Looking Statements

         Statements contained anywhere in this report that are not historical facts contain forward-looking statements including

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

such statements identified by the words "anticipate," "believe," "estimate," "expect" and similar terminology used with respect to the Company and its management. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. For a statement of the Risk Factors that might adversely affect the Company's operating or financial results, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

Goodwill and Other Intangible Assets

         On April 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets ("intangibles") are no longer subject to amortization, rather they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Prior to April 1, 2002 the Company amortized goodwill and identifiable intangible assets on a straight-line basis over their estimated useful life not to exceed 40 years, and periodically reviewed the recoverability of these assets based on the expected future undiscounted cash flows.

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

         The Company has two geographic operating segments - North America and Europe and Latin America. The majority of goodwill reflected in the Company's financial statements was recognized in connection with the November 2000 acquisition of Cluster. The acquired Cluster business comprises the majority of the activities of the Europe and Latin America operating segment. The carrying value of goodwill allocated to each of these operating segments was tested for impairment as of April 1, 2002, in connection with the initial adoption of SFAS No.142. Consequently, a goodwill impairment loss of $140.9 million was recognized in the first quarter of fiscal 2003 to write down the carrying amount of goodwill to its implied fair value. The fair value was estimated based on the income approach, using the present value of future estimated cash flows.

Long-Lived Assets

         On April 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 144 in the first quarter of fiscal 2003.

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

Results of Operations

         The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                                                             Quarter Ended June 30,
                                                                                            -----------------------
                                                                                              2001           2002
                                                                                            --------       --------
Revenues:
      Revenue before out-of-pocket reimbursements (net revenue) ..........................     100.0%         100.0%
      Out-of-pocket reimbursements .......................................................      12.9           14.3
                                                                                            --------       --------
         Total revenue ...................................................................     112.9          114.3
Operating expenses:
      Project personnel and related expenses before out-of-pocket reimbursable expenses ..      65.4           76.9
      Out-of-pocket reimbursable expenses ................................................      12.9           14.3
                                                                                            --------       --------
         Total project personnel and related expenses ....................................      78.3           91.2

      Professional development and recruiting ............................................       6.3            3.1
      Marketing and sales ................................................................       4.6            4.5
      Management and administrative support ..............................................      23.6           27.3
      Goodwill amortization ..............................................................      26.5           --
      Noncash compensation ...............................................................      23.7           57.4
                                                                                            --------       --------
         Total operating expenses ........................................................     163.0          183.5
                                                                                            --------       --------
Loss from operations .....................................................................     (50.1)         (69.2)
Other expense, net .......................................................................      (0.7)          (0.8)
                                                                                            --------       --------
Loss before taxes and cumulative effect of change in accounting principle ................     (50.8)         (70.0)
Income tax expense (benefit) .............................................................       1.5           (5.0)
                                                                                            --------       --------
Loss before cumulative effect of change in accounting principle ..........................     (52.3)         (65.0)
Cumulative effect of change in accounting principle ......................................      --           (367.5)
                                                                                            --------       --------
Net loss .................................................................................     (52.3)%       (432.5)%
                                                                                            ========       ========

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

         Our net loss of $30.4 million during the quarter ended June 30, 2001 increased by $135.3 million during the quarter ended June 30, 2002 primarily due to the noncash loss related to the impairment in the value of goodwill and an increase in noncash compensation, partially offset by a decrease in goodwill amortization.

         Our revenues before out-of-pocket expense reimbursements decreased 34.1% to $38.3 million during the quarter ended June 30, 2002 as compared to the same period in the prior year. Total revenue including out-of-pocket expense reimbursements decreased 33.4% to $43.8 million for the quarter ended June 30, 2002 compared with $65.7 million reported for the same period of the prior year. The decrease in revenue can be principally attributed to the weakness in the global economy, resulting in a decline in current demand for the Company's services. The unstable economic conditions have also lead to pricing pressures, a lengthening of the Company's sales cycle and reduction and/or deferrals of client expenditures for consulting services. Revenue from new clients accounted for 10% of the revenue during the three-month period ended June 30, 2002 compared to 7% during the same period in the prior year. We served 78 clients during the quarter ended June 30, 2002 as compared to 79 clients during the same period in the prior year.

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

         Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $8.6 million to $29.5 million during the quarter ended June 30, 2002 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented throughout fiscal 2002. Beginning June 2001, we reduced salaries between 10% and 15% for most employees, and in August 2001, we reduced salaries 65% for approximately 200 furloughed employees. During the quarters ended December 31, 2001 and March 31, 2002, we further reduced personnel as part of the Company's restructuring plan. We reduced our client-serving professional staff from 1,110 at June 30, 2001 to 741 at June 30, 2002. As a percentage of net revenues, project personnel and related expenses before out-of-pocket expense reimbursements increased from 65.4% to 76.9% during the quarter ended June 30, 2002, as compared to the same period in the prior year, due primarily to decreases rates and in the utilization of our client serving professionals. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses decreased $10.6 million to $34.9 million during the quarter ended June 30, 2002 as compared to the same period of the prior year.

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

         Goodwill amortization decreased by $15.4 million to zero during the quarter ended June 30, 2002, as compared to the same period in the prior year, as a result of the Company's adoption of SFAS 142. As a percentage of net revenues, these expenses decreased from 26.5% to 0.0% as compared to the same period in the prior year.

         Noncash compensation increased from $13.8 million during the quarter ended June 30, 2001 to $22.0 million during the quarter ended June 30, 2002. Noncash compensation expense is primarily due to the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation will be earned over time contingent on the continued employment of these employees. As a percentage of net revenues, noncash compensation was 57.4% during the quarter ended June 30, 2002 as compared to 23.7% in the same period of the prior year. The increase in noncash compensation expense during the quarter ended June 30, 2002 is due principally to the recognition of additional expense related to the remaining unamortized original intrinsic value of certain non-vested stock options cancelled by the Company on May 14, 2002, pursuant to an offer to employees (other than senior officers) to surrender certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares.

         The loss from operations decreased from a loss of $29.1 million to a loss of $26.5 million during the quarter ended June 30, 2002 as compared to the same period in the prior year. This decrease was due primarily to the reduction in goodwill amortization and a decrease in other operating expenses, partially offset by an increase in noncash compensation expense. EBITA, which consists of earnings from operations before amortization of goodwill and noncash compensation, decreased from earnings of $0.1 million to a loss of $4.5 million during the quarter ended June 30, 2002 as compared to the same

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued

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

Liquidity and Capital Resources

         We maintain a revolving line of credit pursuant to the terms of a secured credit agreement from a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.75%, at our discretion. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of June 30, 2002, we had approximately $9.6 million available under this line of credit. The Company also had $0.9 million of standalone letters of credit secured by cash deposits with the same commercial bank. The Company renewed the $10 million line of credit during the second fiscal quarter, which is secured by cash and certain accounts receivable of the Company's wholly-owned subsidiary DiamondCluster International North America, Inc. The standalone letters of credit with the same commercial bank will be covered under the new $10 million line of credit agreement.

         During the three months of fiscal 2003, net cash used in operating activities was $2.6 million, and included a net loss of $4.0 million after non-cash items (measured by adding back $20.9 million of the following non-cash items to the loss before the cumulative effect of change in accounting principle of $24.9 million: depreciation and amortization, non-cash compensation and deferred income taxes), partially offset by $1.4 million provided by working capital and other operating activities. Net cash provided by working capital and other activities resulted primarily from decreases in accounts receivable and prepaid expenses totaling $4.6 million, partially offset by an increase in other changes in working capital of $3.2 million. Our billings for the three months ended June 30, 2002 totaled $46.4 million. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $21.6 million at June 30, 2002 represented 42 days of billings for the quarter ended June 30, 2002. Cash used in investing activities was $0.1 million for the three-month period ended June 30, 2002. Cash used in investing activities resulted primarily from capital expenditures, partially offset by an increase in other assets.

         Cash used in financing activities was $0.8 million for the quarter ended June 30, 2002. Cash used in financing activities resulted primarily from the repurchase of DiamondCluster's Class A Common Stock totaling $3.5 million, which was offset by common stock issued during the quarter totaling $2.7 million. On June 24, 2002, the Company's Board of Directors increased the number of shares to be repurchased under its existing stock repurchase program by three million shares. This authorization brought the total authorized shares for the stock repurchase program to six million shares. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued

dependent upon market conditions. Through June 30, 2002, the number of shares purchased under this authorization was three million shares at an aggregate cost of $50.3 million.

         On May 2, 2002, the Company offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to surrender certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster's 2000 Plan and under DiamondCluster's 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees are required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were surrendered as a part of this plan. Certain of these options had intrinsic value at the original grant date, the unvested portion of which had not been amortized to noncash compensation expense at the date surrendered. The voluntary surrender of these options resulted in a noncash charge to compensation expense of $8.6 million during the quarter ended June 30, 2002 relating to the remaining unamortized compensation expense related to these surrendered options. On November 15, 2002, approximately 1.0 million new options are expected to be granted to employees who remain employed by DiamondCluster. The exercise price for a majority of the options to be granted on November 15, 2002 will be at 25% of fair market value on that date.

         As a result of various personnel and other expense management actions the Company plans to take in the second fiscal quarter, it expects to take a charge of approximately $19-21 million in the September, 2002 quarter. The charge will consist of severance and related expenses, and other expenses related to operational restructuring. The Company expects expense savings form these actions to be approximately $15-17 million on an annualized basis.

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

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

        99.2* CEO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002

        99.3* CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002

        99.4* Senior Vice President, Finance and Administration Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002



-------------


*    filed herewith

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIAMONDCLUSTER INTERNATIONAL, INC.

Date: January 27, 2003              By: /s/ Melvyn E. Bergstein
                                    ---------------------------
                                    Melvyn E. Bergstein
                                    Chairman, Chief Executive Officer and
                                     Director

Date: January 27, 2003              By: /s/ Karl E. Bupp
                                    --------------------
                                    Karl E. Bupp
                                    Vice President, Chief Financial Officer and
                                     Treasurer