Form 10-Q/A
period 2002-09-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2003-01-28
CIK 924940

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

For purposes of the Form 10Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the undersigned Registrant (the "Company") hereby amends its Quarterly Report on Form 10-Q for the six months ended September 30, 2002 to reflect the correction of an error made in the noncash compensation expense included therein, as follows:

     1.   Deleting in their entirety from Part I, Item 1, Financial Statement
          Schedules:

               a. "Condensed Consolidated Balance Sheets March 31, 2002 and September 30, 2002" and substituting in lieu thereof the "Condensed Consolidated Balance Sheets March 31, 2002 and September 30, 2002" set forth below.

               b. "Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended September 30, 2002" and substituting in lieu thereof the "Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended September 30, 2002" set forth below.

               c. "Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2002" and substituting in lieu thereof the "Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2002" set forth below.

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

In the process of preparing the Company's financial statements for the quarter ended December 31, 2002, the Company learned that the accounting for the cancellation of the surrendered options was subject to the guidance under EITF 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, Issue 37(a). This guidance provides that the total amount of compensation expense recognized over the life of a cancelled award cannot be less than the award's original intrinsic value, even when the award is voluntarily surrendered by the employee and cancelled prior to full vesting. The intrinsic value of compensatory stock option awards is charged to noncash compensation over the vesting period. At the date the options were cancelled, the remaining unamortized compensation expense of $8.6 million related to these surrendered options should have been recognized as a noncash charge to compensation expense during the three months ended June 30, 2002. The Company has therefore revised its consolidated financial statements for the quarter ended June 30, 2002, and the six-months ended September 30, 2002, to correct this $8.6 million error in the reporting of noncash compensation expense related to non-vested options that were cancelled in May 2002. Conforming changes reflecting this correction have been made in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements.

These corrections resulted in the following changes to earnings:

                                                                                         Six Months Ended
                                                                                        September 30, 2002
                                                                                  (In 000's, except per share data)
                                                                                 ----------------------------------
                                                                                   As Reported          Revised
                                                                                 ---------------    ---------------
      Noncash compensation                                                           $  24,824          $  33,457
      Total Operating Expenses                                                         141,418            150,051
      Loss from operations                                                             (52,933)           (61,566)
      Loss before income taxes and cumulative effect of change in accounting
        Principle                                                                      (53,308)           (61,941)
      Loss before cumulative effect of change in accounting principle                  (44,016)           (52,649)
      Net loss                                                                        (184,880)          (193,513)
      Comprehensive loss                                                             $(182,534)         $(191,167)
      Basic and diluted loss per share of common stock:
          Loss before cumulative effect of change in accounting principle            $   (1.40)         $   (1.67)
          Cumulative effect of change in accounting principle                            (4.47)             (4.47)
                                                                                     ---------          ---------
          Net loss                                                                   $   (5.86)         $   (6.14)
                                                                                     =========          =========

The Company made changes to the condensed consolidated balance sheet to reflect the reversal of the write-off of additional paid-in capital related to the cancelled options and to reduce retained earnings (accumulated deficit) for the changes to earnings outlined above. The condensed consolidated balance sheet has been changed to reflect these corrections as follows:

                                                         September 30, 2002
                                                             (In 000's)
                                                  --------------------------------------
                                                    As Reported            Revised
                                                  ---------------     ------------------
              Additional paid-in capital              $  653,261             $  661,894
              Retained earnings (accumulated deficit)   (298,740)              (307,373)

The Company also made changes to the condensed consolidated statements of cash flows to reflect these corrections as follows:

                                                              Six Months Ended
                                                             September 30, 2002
                                                                 (In 000's)
                                                  --------------------------------------
                                                     As Reported           Revised
                                                  ---------------     ------------------
              Loss before cumulative effect of
                 change in accounting principle       $  (44,016)            $  (52,649)
              Noncash compensation                        24,824                 33,457

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        March 31,    September 30,
                                       ASSETS                                              2002           2002
                                                                                       -----------   --------------
                                                                                                      (Unaudited)
Current assets:
      Cash and cash equivalents                                                         $  96,773      $  92,186
      Accounts receivable, net of allowance of $1,089 and $1,224
          as of March 31, 2002 and September 30, 2002, respectively                        22,131         21,805
      Income taxes receivable                                                               1,321              -
      Prepaid expenses and short-term deferred taxes                                        9,417          7,578
                                                                                        ---------      ---------

          Total current assets                                                            129,642        121,569

Computers, equipment, leasehold improvements and software, net                             15,789         13,016
Lont-term deferred taxes                                                                   16,817         25,944
Other assets                                                                                3,749          3,100
Goodwill, net                                                                             235,179         94,315
                                                                                        ---------      ---------

          Total assets                                                                  $ 401,176      $ 257,944
                                                                                        =========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                  $   6,277      $   6,628
      Income taxes payable                                                                      -          1,909
      Restructuring accrual, current portion                                                3,963          9,089
      Other accrued liabilities                                                            15,838         15,048
                                                                                        ---------      ---------

          Total current liabilities                                                        26,078         32,674

      Restructuring accrual, less current portion                                               -          9,315
                                                                                        ---------      ---------

          Total liabilities                                                                26,078         41,989

Stockholders' equity:
      Preferred stock, $1.00 par value, 2,000 shares authorized, no shares issued               -              -
      Class A common stock, $.001 par value, 200,000 shares authorized, 27,497
          issued as of March 31, 2002 and 28,027 issued as of September 30, 2002               27             28
      Class B common stock, $.001 par value, 100,000 shares authorized, 6,562 issued
          as of March 31, 2002 and 6,622 issued as of September 30, 2002                        7              7
      Additional paid-in capital                                                          659,844        661,894
      Unearned compensation                                                              (121,340)       (86,180)
      Notes receivable from sale of common stock                                              (80)           (80)
      Accumulated other comprehensive loss                                                 (2,810)          (464)
      Accumulated deficit                                                                (113,860)      (307,373)
                                                                                        ---------      ---------
                                                                                          421,788        267,832
Less: Common stock in treasury, at cost, 2,424 shares held at
      March 31, 2002 and 3,392 shares held at September 30, 2002                           46,690         51,877
                                                                                        ---------      ---------

          Total stockholders' equity                                                      375,098        215,955
                                                                                        ---------      ---------

          Total liabilities and stockholders' equity                                    $ 401,176      $ 257,944
                                                                                        =========      =========




     See accompanying notes to condensed consolidated financial statements.

                       DIAMONDCLUSTER INTERNATIONAL, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                                    For the Three Months  For the Six Months
                                                                     ended September 30,  ended September 30,
                                                                    --------------------  -------------------
                                                                      2001        2002      2001       2002
                                                                    --------    --------  --------  ---------
                                                                         (Unaudited)          (Unaudited)
Revenue:
      Revenue before out-of-pocket expense
       reimbursements (net revenue)                                 $ 50,756    $ 38,107  $108,941  $  76,434
      Out-of-pocket expense reimbursements                             6,009       6,585    13,532     12,051
                                                                    --------    --------  --------  ---------
              Total revenue                                           56,765      44,692   122,473     88,485

Operating expenses:
      Project personnel and related expenses before
        out-of-pocket reimbursable expenses                           34,295      28,916    72,325     58,393
      Out-of-pocket reimbursable expenses                              6,009       6,585    13,532     12,051
                                                                    --------    --------  --------  ---------
              Total project personnel and related expenses            40,304      35,501    85,857     70,444

      Professional development and recruiting                          3,564         962     7,226      2,152
      Marketing and sales                                              1,871       1,125     4,512      2,840
      Management and administrative support                           11,934       9,828    25,681     20,301
      Goodwill amortization                                           15,453           -    30,883          -
      Noncash compensation*                                           13,159      11,475    26,976     33,457
      Restructuring charge                                                 -      20,857         -     20,857
                                                                    --------    --------  --------  ---------
              Total operating expenses                                86,285      79,748   181,135    150,051
                                                                    --------    --------  --------  ---------

Loss from operations                                                 (29,520)    (35,056)  (58,662)   (61,566)

Other expense, net                                                      (365)        (76)     (786)      (375)
                                                                    --------    --------  --------  ---------

Loss before income taxes and cumulative effect
  of change in accounting principle                                  (29,885)    (35,132)  (59,448)   (61,941)

Income tax expense (benefit)                                          (1,698)     (7,377)     (813)    (9,292)
                                                                    --------    --------  --------  ---------

Loss before cumulative effect of change in accounting principle      (28,187)    (27,755)  (58,635)   (52,649)

Cumulative effect of change in accounting principle,
  net of income tax benefit of zero                                        -           -         -   (140,864)
                                                                    --------    --------  --------  ---------

Net loss                                                             (28,187)    (27,755)  (58,635)  (193,513)

      Unrealized gain from securities, net of income
         tax benefit of $150 for the three months ended
         September 30, 2001, and $57 for the six months ended
         September 30, 2001                                             (236)          -       (91)         -
      Foreign currency translation adjustments                         2,274        (337)     (857)     2,346
                                                                    --------    --------  --------  ---------

Comprehensive loss                                                  $(26,149)   $(28,092) $(59,583) $(191,167)
                                                                    ========    ========  ========  =========

Basic and diluted loss per share of common stock:

   Loss before cumulative effect of change in accounting principle  $  (0.92)   $  (0.89) $  (1.92) $   (1.67)
   Cumulative effect of change in accounting principle                     -           -         -      (4.47)
                                                                    --------    --------  --------  ---------
   Net loss                                                         $  (0.92)   $  (0.89) $  (1.92) $   (6.14)
                                                                    ========    ========  ========  =========

Shares used in computing basic and diluted net
  loss per share of common stock                                      30,775      31,227    30,553     31,525

--------

*     Noncash compensation:
              Project personnel and related expenses                $ 12,924    $ 11,306  $ 26,580  $  32,571
              Professional development and recruiting                     34          19        48        123
              Marketing and sales                                         29          20        38        205
              Management and administrative support                      172         130       310        558
                                                                    --------    --------  --------  ---------
                          Total noncash compensation                $ 13,159    $ 11,475  $ 26,976  $  33,457
                                                                    ========    ========  ========  =========

     See accompanying notes to condensed consolidated financial statements.

                       DIAMONDCLUSTER INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      For the Six Months
                                                                                      Ended September 30,
                                                                                     --------------------
                                                                                        2001       2002
                                                                                     ---------  ---------
                                                                                          (Unaudited)
Cash flows from operating activities:
       Loss before cumulative effect of change in accounting principle               $ (58,635) $ (52,649)
       Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash used in operating activities:
              Restructuring charge                                                           -     20,857
              Depreciation and amortization                                              4,113      3,145
              Write-down of net book value of computers, equipment,
                  leasehold improvements and software, net                                   -      1,334
              Goodwill amortization                                                     30,883          -
              Noncash compensation                                                      26,976     33,457
              Deferred income taxes                                                      2,058     (9,121)
              Tax benefits from employee stock plans                                       739        282
              Write-down of equity investments                                           3,564          -
              Other                                                                     (1,846)         -
              Changes in assets and liabilities, net of effects of acquisition:
                  Accounts receivable                                                    2,883      1,721
                  Prepaid expenses and other                                             2,853      2,293
                  Accounts payable                                                        (350)       137
                  Restructuring accrual                                                      -     (6,416)
                  Other assets and liabilities                                         (33,745)       819
                                                                                     --------------------

Net cash used in operating activities                                                  (20,507)    (4,141)
                                                                                     ---------  ---------

Cash flows from investing activities:
       Capital expenditures, net                                                        (5,171)    (1,090)
       Acquisitions, net of cash acquired                                               (1,468)         -
       Other assets                                                                     (3,353)       501
                                                                                     ---------  ---------

Net cash used in investing activities                                                   (9,992)      (589)
                                                                                     ---------  ---------

Cash flows from financing activities:
       Repayment of note                                                                  (500)         -
       Common stock issued                                                               4,301      3,471
       Purchase of treasury stock                                                       (6,171)    (5,187)
                                                                                     ---------  ---------

Net cash used in financing activities                                                   (2,370)    (1,716)
                                                                                     ---------  ---------

Effect of exchange rate changes on cash                                                  3,679      1,859
                                                                                     ---------  ---------

Net decrease in cash and cash equivalents                                              (29,190)    (4,587)
Cash and cash equivalents at beginning of period                                       151,358     96,773
                                                                                     ---------  ---------

Cash and cash equivalents at end of period                                           $ 122,168  $  92,186
                                                                                     =========  =========

Supplemental disclosure of cash flow information:
          Cash paid during the period for interest                                   $      51  $     219
          Cash paid during the period for income taxes                                   2,681      1,900

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

Forward Looking Statements

          Statements contained anywhere in this report that are not historical facts contain forward-looking statements including

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

          The Company has two geographic operating segments - North America and Europe and Latin America. The majority of goodwill reflected in the Company's consolidated financial statements was recognized in connection with the November 2000 acquisition of Cluster. The acquired Cluster business comprises the majority of the activities of the Europe and Latin America operating segment. The carrying value of goodwill allocated to each of these operating segments was tested for impairment as of April 1, 2002, in connection with the initial adoption of SFAS No.142. The goodwill impairment loss of $140.9 million recognized in the first quarter of fiscal 2003 was necessary to write down the carrying amount of goodwill to its implied fair value. The fair value was estimated based on the income approach, using the present value of future estimated cash flows.


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


Results of Operations

     The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

                                                                                   For the Three Months         For the Six Months
                                                                                   Ended September 30,          Ended September 30,
                                                                                 -----------------------      ----------------------
                                                                                      2001        2002           2001        2002
                                                                                 -----------------------      ----------------------
Revenues:
     Revenue before out-of-pocket reimbursements (net revenue) ...............       100.0%      100.0%         100.0%       100.0%
     Out-of-pocket reimbursements ............................................        11.8        17.3            2.4         15.8
                                                                                 ---------------------        --------------------
         Total revenue .......................................................       111.8       117.3          112.4        115.8
Operating expenses:
     Project personnel and related expenses before
     out-of-pocket reimbursable expenses .....................................        67.6        75.9           66.4         76.4
     Out-of-pocket reimbursable expenses .....................................        11.8        17.3           12.4         15.8
                                                                                 ---------------------        --------------------
         Total project personnel and related expenses ........................        79.4        93.2           78.8         92.2

     Professional development and recruiting .................................         7.0         2.5            6.6          2.8
     Marketing and sales .....................................................         3.7         3.0            4.2          3.7
     Management and administrative support ...................................        23.5        25.8           23.6         26.6
     Goodwill amortization ...................................................        30.5          --           28.3           --
     Noncash compensation ....................................................        25.9        30.1           24.8         43.8
     Restructuring charge ....................................................          --        54.7             --         27.3
                                                                                 ---------------------        --------------------
         Total operating expenses ............................................       170.0       209.3          166.3        196.4
                                                                                 ---------------------        --------------------
Loss from operations .........................................................       (58.2)      (92.0)         (53.9)       (80.6)
Other expense, net ...........................................................        (0.7)       (0.2)          (0.7)        (0.5)
                                                                                 ---------------------        --------------------
Loss before taxes and cumulative effect of change in accounting principle ....       (58.9)      (92.2)         (54.6)       (81.1)
Income tax benefit ...........................................................        (3.4)      (19.4)          (0.8)       (12.2)
                                                                                 ---------------------        --------------------
Loss before cumulative effect of change in accounting principle ..............       (55.5)      (72.8)         (53.8)       (68.9)
Cumulative effect of change in accounting principle ..........................          --          --             --       (184.3)
                                                                                 ---------------------        --------------------
   Net loss ..................................................................       (55.5)%     (72.8)%        (53.8)%     (253.2)%
                                                                                 =====================        ====================

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

     The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock issued to employees. Effective April 1, 2003, the Company will apply Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," in

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

accounting for stock issued to employees for grants awarded subsequent to that date. Had compensation expense on options issued to employees during the quarter ended September 30, 2002 been determined based on the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, the Company's net loss and diluted earnings per share would have increased by $0.6 million to a net loss of $28.4 million for the three months ended September 30, 2002, or $(0.91) per share.

          Our revenues before out-of-pocket expense reimbursements decreased 24.9% to $38.1 million during the quarter ended September 30, 2002 as compared to the same period in the prior year. Total revenue including out-of-pocket expense reimbursements decreased 21.3% to $44.7 million for the quarter ended September 30, 2002 compared with $56.8 million reported for the same period of the prior year. The decrease in revenue can be principally attributed to the weakness in the global economy, resulting in a decline in current demand for the Company's services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company's sales cycle and reduction and/or deferrals of client expenditures for consulting services. Revenue from new clients accounted for 9% of the revenue during the three-month period ended September 30, 2002 compared to 13% during the same period in the prior year. We served 79 clients during the quarter ended September 30, 2002 as compared to 77 clients during the same period in the prior year.

          Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $5.4 million to $28.9 million during the quarter ended September 30, 2002 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented throughout fiscal 2002 and 2003. Beginning June 2001, we reduced salaries between 10% and 15% for most employees, and in August 2001, we reduced salaries 65% for approximately 200 furloughed employees. During the quarters ended December 31, 2001 and September 30, 2002 we further reduced personnel as part of the Company's restructuring plan. We reduced our client-serving professional staff from 1,095 at September 30, 2001 to 674 at September 30, 2002. As a percentage of net revenues, project personnel and related expenses before out-of-pocket expense reimbursements increased from 67.6% to 75.9% during the quarter ended September 30, 2002, as compared to the same period in the prior year, due primarily to increased client prospecting costs. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses decreased $4.8 million to $35.5 million during the quarter ended September 30, 2002 as compared to the same period of the prior year.

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

          Goodwill amortization decreased from $15.5 million to zero during the quarter ended September 30, 2002, as compared to the same period in the prior year, as a result of the Company's adoption of SFAS No. 142 on April 1, 2002. As a percentage of net revenues, these expenses decreased from 30.5% to 0.0% as compared to the same period in the prior year.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

          In the third quarter of fiscal 2003, the Company recorded a restructuring charge of $20.9 million as a result of management's plan to better align the Company's operating infrastructure with anticipated levels of business in fiscal 2003. The Company completed an assessment of the infrastructure needed to support anticipated levels of business in fiscal 2003 and beyond, and developed and implemented a restructuring plan designed to better align its cost structure and areas of operation with current business requirements. The restructuring charge consists of $12.1 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses, $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases and $0.4 million of additional expense recorded in connection with the restructuring plan implemented in December 2001 due primarily to a change in estimate related to the cost of terminating an equipment lease. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees. Of the total employees severed, 60% were project personnel and 40% were operational personnel. The client-serving personnel consist of partners, principals, managers, associates and analysts. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value. The Company expects savings from the September 2002 restructuring plan to be about $15-$17 million on an annualized basis.

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

          The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and the first six months of fiscal year 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

allowance recorded against the gross deferred tax assets. The income tax benefit increased from a benefit of $1.7 million to a benefit of $7.4 million during the quarter ended September 30, 2002 as compared to the same period in the prior year, due principally to the increase in the pre-tax loss before nondeductible goodwill amortization incurred in the current quarter, partially offset by the additional income tax expense recorded during the second fiscal quarter of 2003 to provide a valuation allowance for deferred tax assets related to certain state net operating loss and credit carryforwards and certain foreign net operating loss carryforwards. The Company believes that the ultimate realization of the deferred tax assets for federal, state, and foreign income tax purposes is considered more likely than not, due to anticipated sufficient future taxable income.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

          Our net loss for the six months ended September 30, 2002 of $193.5 million increased $134.9 million from $58.6 million during the six months ended September 30, 2001. This increase is due primarily to the noncash loss related to the impairment in the value of goodwill and an increase in noncash compensation, partially offset by a reduction in goodwill amortization upon the adoption of SFAS No. 142 on April 1, 2002, and the decrease in operating expenses resulting from the implementation of cost reduction programs throughout fiscal 2002 and 2003.

          The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock issued to employees. Effective April 1, 2003, the Company will apply Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," in accounting for stock issued to employees for grants awarded subsequent to that date. Had compensation expense on options issued to employees during the six months ended September 30, 2002 been determined based on the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, the Company's net loss and diluted earnings per share would have been increased by $0.8 million to a net loss of $194.3 million for the six months ended September 30, 2002, or a loss of $(6.16) per share.

          Net revenue for the six months ended September 30, 2002 was $76.4 million, down 29.8% compared with $108.9 million reported for the same period in the prior year. The decrease in revenue can be principally attributed to the weakness in the global economy, resulting in a decline in current demand for the Company's services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company's sales cycle and reduction and/or deferrals of client expenditures for consulting services. Revenue from new clients accounted for 12% of the revenue during the six month period ended September 30, 2002, while revenue from existing clients accounted for 88% of revenue during the same period. We served 103 clients during the six months ended September 30, 2002, a decrease from the 111 clients served in the same period in the prior year.

          Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $13.9 million to $58.4 million during the six months ended September 30, 2002 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented throughout fiscal 2002 and 2003. Beginning in June 2001, we reduced salaries between 10% and 15% for most employees, and in August 2001, we reduced salaries 65% for approximately 200 furloughed employees. During the quarters ended December 31, 2001, March 31, 2002, and September 30, 2002 we further reduced personnel as part of the Company's restructuring plan. We reduced our client-serving professional staff from 1,095 at September 30, 2001 to 674 at September 30, 2002. As a percentage of net revenues, project personnel and related expenses before out-of-pocket expense reimbursements increased from 66.4% to 76.4% during the six months ended September 30, 2002, as compared to the same period in the prior year, due primarily to increased client prospecting costs. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses decreased $15.4 million to $70.4 million during the six-month period ended September 30, 2002 as compared to the same period of the prior year.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

          Goodwill amortization decreased from $30.9 million to zero during the six months ended September 30, 2002 as compared to the same period in the prior year as a result of the Company's adoption of SFAS No. 142 on April 1, 2002. As a percentage of net revenues, these expenses decreased from 28.3% to 0% as compared to the same period in the prior year.

     Noncash compensation increased from $27.0 million during the six months ended September 30, 2001 to $33.5 million during the six months ended September 30, 2002. Noncash compensation expense is primarily due to the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation will be earned over time contingent on the continued employment of these employees. As a percentage of net revenues, noncash compensation was 43.8% during the six months ended September 30, 2002. The increase in noncash compensation expense during the six months ended September 30, 2002 is due principally to the recognition of additional expense related to the remaining unamortized original intrinsic value of certain non-vested stock options cancelled by the Company on May 14, 2002, pursuant to an offer to employees (other than senior officers) to surrender certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares.

     In the third quarter of fiscal 2003, the Company recorded a restructuring charge of $20.9 million as a result of management's plan to better align the Company's operating infrastructure with anticipated levels of business in fiscal 2003. The Company completed an assessment of the infrastructure needed to support anticipated levels of business in fiscal 2003 and beyond, and developed and implemented a restructuring plan designed to better align its cost structure and areas of operation with current business requirements. The restructuring charge consists of $12.1 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses, $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases and $0.4 million of additional expense recorded in connection with the restructuring plan implemented in December 2001 due primarily to a change in estimate related to the cost of terminating an equipment lease. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in Barcelona, Boston, Chicago, Madrid, Munich, New York and Sao Paulo. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees. Of the total employees severed, 60% were project personnel and 40% were operational personnel. The client-serving personnel consist of partners, principals, managers, associates and analysts. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

estimated net realizable value. The Company expects savings from the September 2002 restructuring plan to be about $15 - $17 million on an annualized basis.

     The loss from operations increased from a loss of $58.7 million to a loss of $61.6 million during the six months ended September 30, 2002 as compared to the same period in the prior year. This increase was due primarily to a decline in revenue, the restructuring charge and an increase in noncash compensation expense, partially offset by the reduction in goodwill amortization and a decrease in operating expenses. EBITA, which consists of earnings from operations before amortization of goodwill, noncash compensation and restructuring charge, increased from a loss of $0.8 million to a loss of $7.3 million during the six months ended September 30, 2002 as compared to the same period in the prior year. EBITA is not a measure of financial performance under U.S. generally accepted accounting principles. You should not consider it in isolation from, or as a substitute for, net income or cash flow measures prepared in accordance with U.S. generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, our EBITA calculation may not be comparable to other similarly titled measures of other companies. We have included EBITA as a supplemental disclosure because it may provide useful information regarding our ability to generate cash for operating and other corporate purposes.

     Other expense, net decreased from $0.8 million to $0.4 million during the six months ended September 30, 2002 as compared to the same period in the prior year. As a percentage of net revenues, these expenses remained approximately the same at 0.7% compared to the same period in the prior year.

     The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and the first six months of fiscal year 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the gross deferred tax assets. For the six months ended September 30, 2002, the income tax benefit increased from $0.8 million to $9.3 million as compared to the same period in the prior year, due principally to the increase in the pre-tax loss before nondeductible goodwill amortization incurred in the period, partially offset by the additional income tax expense recorded during the second fiscal quarter of 2003 to provide a valuation allowance for deferred tax assets related to certain state net operating loss and credit carryforwards and certain foreign net operating loss carryforwards. The Company believes that the ultimate realization of the deferred tax assets for federal, state and foreign income tax purposes is considered more likely than not, due to anticipated sufficient future taxable income.

Liquidity and Capital Resources

     We maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.50%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company's wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of September 30, 2002, we had approximately $8.8 million available under this line of credit.

     During the six-month period ended September 30, 2002, net cash used in operating activities was $4.1 million, and included a net loss of $2.9 million after certain non-cash items and the restructuring charge (calculated by adding back the $20.9 million restructuring charge and $28.8 million of the following non-cash items to the loss before the cumulative effect of change in accounting principle of $52.6 million: depreciation and amortization, non-cash compensation, deferred income taxes and the write-down of the net book value of property, plant, and equipment), and $1.2 million used by working capital

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

and other operating activities. Our billings for the three and six months ended September 30, 2002 totaled $46.4 million and $92.8 million, respectively. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $23.0 million at September 30, 2002 represented 45 days of billings for the quarter ended September 30, 2002.

     Cash used in investing activities was $0.6 million for the six-month period ended September 30, 2002. Cash used in investing activities resulted primarily from capital expenditures, partially offset by an increase in other assets.

     Cash used in financing activities was $1.7 million for the six-month period ended September 30, 2002. Cash used in financing activities resulted primarily from the repurchase of DiamondCluster's Class A Common Stock totaling $5.2 million, which was offset by common stock issued during the quarter totaling $3.5 million. On June 24, 2002, the Company's Board of Directors increased the number of shares authorized to be repurchased under its existing stock repurchase program by three million shares. This authorization brought the total authorized shares for the stock repurchase program to six million shares. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. Through September 30, 2002, the number of shares purchased under this authorization was 3.4 million shares at an aggregate cost of $51.9 million.

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

     As a result of various personnel and other expense management actions the Company plans to take in the third fiscal quarter, it expects to take a charge of approximately $8-10 million in the December 2002 quarter. The charge will consist of severance and related expenses, and other expenses related to operational restructuring, including the discontinuance of Context (R), a quarterly publication of the Company. The Company expects expense savings from these actions to be approximately $15 - $17 million on an annualized basis.

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