Form 10-Q
period 2002-12-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2003-02-14
CIK 924940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

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

As of January 31, 2003, there were 25,435,475 shares of Class A Common Stock and 6,402,193 shares of Class B Common Stock of the Registrant outstanding.

DIAMONDCLUSTER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2002

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2002	December 31, 2002
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$96,773	$87,001
Accounts receivable, net of allowance of $1,089 and $1,035 as of March 31, 2002 and December 31, 2002, respectively	22,131	18,005
Income taxes receivable	1,321	—
Prepaid expenses and short-term deferred taxes	9,417	6,572

Total current assets	129,642	111,578
Computers, equipment, leasehold improvements and software, net	15,789	11,831
Long-term deferred taxes	16,817	35,913
Other assets	3,749	2,196
Goodwill, net	235,179	94,315

Total assets	$401,176	$255,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,277	$6,090
Income taxes payable	—	2,472
Restructuring accrual, current portion	3,963	13,005
Other accrued liabilities	15,838	18,322

Total current liabilities	26,078	39,889
Restructuring accrual, less current portion	—	8,500

Total liabilities	26,078	48,389

Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Class A common stock, $.001 par value, 200,000 shares authorized, 27,497 issued as of March 31, 2002 and 28,237 issued as of December 31, 2002	27	28
Class B common stock, $.001 par value, 100,000 shares authorized, 6,562 issued as of March 31, 2002 and 6,622 issued as of December 31, 2002	7	7
Additional paid-in capital	659,844	645,463
Unearned compensation	(121,340)	(58,830)
Notes receivable from sale of common stock	(80)	(80)
Accumulated other comprehensive income (loss)	(2,810)	1,023
Accumulated deficit	(113,860)	(328,290)

	421,788	259,321
Less: Common stock in treasury, at cost, 2,424 shares held at March 31, 2002 and 3,392 shares held at December 31, 2002	46,690	51,877

Total stockholders’ equity	375,098	207,444

Total liabilities and stockholders' equity	$401,176	$255,833

See accompanying notes to condensed consolidated financial statements

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	For the Three Months ended December 31,		For the Nine Months ended December 31,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$36,159	$30,077	$145,100	$106,511
Out-of-pocket expense reimbursements	4,237	3,451	17,769	15,502

Total revenue	40,396	33,528	162,869	122,013
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	30,881	26,786	103,206	85,179
Out-of-pocket reimbursable expenses	4,237	3,451	17,769	15,502

Total project personnel and related expenses	35,118	30,237	120,975	100,681
Professional development and recruiting	2,794	1,104	10,020	3,256
Marketing and sales	1,375	788	5,887	3,628
Management and administrative support	11,142	8,233	36,823	28,534
Goodwill amortization	15,462	—	46,345	—
Noncash compensation*	13,004	10,549	39,980	44,006
Restructuring charges	15,542	8,409	15,542	29,266

Total operating expenses	94,437	59,320	275,572	209,371

Loss from operations	(54,041)	(25,792)	(112,703)	(87,358)

Other income (expense), net	1,353	337	567	(38)

Loss before income taxes and cumulative effect of change in accounting principle	(52,688)	(25,455)	(112,136)	(87,396)

Income tax benefit	(9,580)	(4,538)	(10,393)	(13,830)

Loss before cumulative effect of change in accounting principle	(43,108)	(20,917)	(101,743)	(73,566)

Cumulative effect of change in accounting principle, net of income tax benefit of zero	—	—	—	(140,864)

Net loss	(43,108)	(20,917)	(101,743)	(214,430)

Unrealized gain from securities, net of income tax benefit of $92 for the three months ended December 31, 2001, and $149 for the nine months ended December 31, 2001	(143)	—	(234)	—
Foreign currency translation adjustments	(531)	1,487	(1,388)	3,833

Comprehensive loss	$(43,782)	$(19,430)	$(103,365)	$(210,597)

Basic and diluted loss per share of common stock:

Loss before cumulative effect of change in accounting principle	$(1.39)	$(0.67)	$(3.32)	$(2.34)
Cumulative effect of change in accounting principle	—	—	—	(4.47)

Net loss	$(1.39)	$(0.67)	$(3.32)	$(6.81)

Shares used in computing basic and diluted net loss per share of common stock	30,946	31,398	30,684	31,483

* Noncash compensation:
Project personnel and related expenses	$12,730	$10,378	$39,310	$42,950
Professional development and recruiting	49	17	97	139
Marketing and sales	40	29	78	234
Management and administrative support	185	125	495	683

Total noncash compensation	$13,004	$10,549	$39,980	$44,006

See accompanying notes to condensed consolidated financial statements

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended December 31,
	2001	2002
	(Unaudited)
Cash flows from operating activities:
Loss before cumulative effect of change in accounting principle	$(101,743)	$(73,566)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash used in operating activities:
Restructuring charges	15,542	29,266
Depreciation and amortization	6,251	4,490
Write-down of net book value of computers, equipment, leasehold improvements and software, net	—	1,601
Goodwill amortization	46,345	—
Noncash compensation	39,980	44,006
Deferred income taxes	(7,923)	(15,134)
Tax benefits from employee stock plans	907	324
Write-down of equity investments	3,564	—
Other	(1,846)	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	15,734	6,415
Prepaid expenses and other	(745)	1,253
Accounts payable	1,429	(495)
Restructuring accrual	(6,662)	(11,723)
Other assets and liabilities	(38,143)	3,768

Net cash used in operating activities	(27,310)	(9,795)

Cash flows from investing activities:
Capital expenditures, net	(7,344)	(1,293)
Acquisitions, net of cash acquired	(1,781)	—
Other assets	(2,591)	656

Net cash used in investing activities	(11,716)	(637)

Cash flows from financing activities:
Repayment of note	(500)	—
Common stock issued	6,299	3,799
Purchase of treasury stock	(5,934)	(5,187)

Net cash used in financing activities	(135)	(1,388)

Effect of exchange rate changes on cash	1,148	2,048

Net decrease in cash and cash equivalents	(38,013)	(9,772)
Cash and cash equivalents at beginning of period	151,358	96,773

Cash and cash equivalents at end of period	$113,345	$87,001

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$68	$220
Cash paid during the period for income taxes	6,823	2,217

See accompanying notes to condensed consolidated financial statements

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.    Basis of Reporting

The accompanying condensed consolidated financial statements of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated (the ‘‘Company’’), include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s accounting policies, which have not changed, except as indicated in Note C in these Notes to Condensed Consolidated Financial Statements. The consolidated results of operations for the quarter ended December 31, 2002, are not necessarily indicative of results for the full year.

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

The Company completed its initial impairment test on goodwill using the methodology described in SFAS No.142 in the first quarter of fiscal 2003, and will conduct an assessment of impairment based on fair value in accordance with the requirements of SFAS No. 142 on an annual basis beginning with the fourth quarter of fiscal year 2003. In connection with the adoption of SFAS No. 142 on April 1, 2002, the Company recognized an impairment loss of $140.9 million as the cumulative effect of the change in accounting principle.

Goodwill amortization was $61.9 million in fiscal 2002, or $2.01 per share on both a pre-tax and after-tax basis. Goodwill amortization for the three and nine months ended December 31, 2001 was $15.5 million and $46.3 million, respectively. No goodwill amortization was recorded for the three and nine months ended December 31, 2002. Goodwill, net, as of March 31, 2002 and December 31, 2002 was $235.2 million and $94.3 million, respectively. There were no indefinite life intangibles, other than goodwill, at December 31, 2002.

The following table sets forth an analysis of the changes in the total carrying amount of goodwill for the year ended March 31, 2002 and for the nine months ended December 31, 2002 (in thousands):

Balance as of April 1, 2001	$295,600
Goodwill acquired during the year	1,429
Goodwill amortized during the year	(61,850)

Balance as of March 31, 2002	235,179
Impairment loss recognized during the nine months ended December 31, 2002	(140,864)
Goodwill amortized during the nine months ended December 31, 2002	—

Balance as of December 31, 2002	$94,315

The Company has two geographic operating segments – North America and Europe and Latin America. The majority of goodwill reflected in the Company’s consolidated financial statements was recognized in connection with the November 2000 acquisition of Cluster. The acquired Cluster business comprises the majority of the activities of the Europe and Latin America operations. The carrying value of goodwill allocated to each of these geographic operating segments was tested for impairment as of April 1, 2002, in connection with the initial adoption of SFAS No.142. The goodwill impairment loss of $140.9 million recognized in the first quarter of fiscal 2003 was necessary to write down the carrying amount of goodwill to its implied fair value. The fair value was estimated based on the income approach, using the present value of future estimated cash flows.

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

Long-Lived Assets

On April 1, 2002 the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 144 in the nine months ended December 31, 2002.

D.    Net Loss Per Share

The following is a reconciliation of the shares used in computing basic and diluted net loss per share for the three and nine-month periods ended December 31 , 2001 and 2002 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2002	2001	2002
Shares used in computing basic net loss per share	30,946	31,398	30,684	31,483
Dilutive effect of stock options and warrants	—	—	—	—

Shares used in computing diluted net loss per share	30,946	31,398	30,684	31,483

Antidilutive securities not included in dilutive net loss per share calculation	28,373	18,862	28,373	18,862

The dilutive earnings per share calculation for the three months ended December 31, 2001 and 2002 and the nine months ended December 31, 2001 and 2002 excludes 2.0 million, 0.5 million, 2.0 million and 0.5 million

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

common stock equivalents, respectively, related to stock options due to their anti-dilutive effect as a result of the Company’s reported net loss during these periods. For the three months ended December 31, 2001 and 2002 and the nine months ended December 31, 2001 and 2002, respectively, an additional 12.7 million, 17.1 million, 12.4 million and 16.9 million stock options are excluded due to their anti-dilutive effect as a result of the options’ exercise prices being greater than the average market price of the common shares for these periods.

E.    Allowance for Doubtful Accounts and Deferred Revenue

Management makes estimates of the amount of billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers the Company’s overall experience with estimating uncollectible amounts. As of December 31, 2002, the accounts receivable balance was $18.0 million, including unbilled accounts receivable of $0.5 million, and net of allowance for doubtful accounts of $1.0 million. Unbilled accounts receivable are typically billed the following month.

Provisions are also made for estimated costs to be incurred subsequent to targeted project completion. These provisions are estimated based principally on historical experience and a review of projects in progress and are reflected, net of actual costs incurred on completed projects, in deferred revenue. The deferred revenue balance, measured based on the gross amount of services expected to be rendered subsequent to targeted project completion date, was $1.1 million as of December 31, 2002. Also included in the deferred revenue balance are prepaid client fees related to consulting services that the Company expects to earn in subsequent periods. These prepaid amounts historically have been and continue to be immaterial to the total deferred revenue balance.

F.    Foreign Exchange Risk Management

Objectives and Context

The Company operates internationally; therefore its earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted service transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the euro, the pound sterling, the Brazilian real and the Swedish krone.

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

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to is net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income. At March 31, 2002, the Company had one euro/U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. As of December 31, 2002, there were no open euro/U.S. dollar contracts outstanding.

G.    Restructuring Charges

As a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003, the Company restructured its workforce and operations in December 2002, September 2002, and December 2001.

In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million ($5.4 million on an after-tax basis, or $0.17 per share). The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, of whom 38 employees were still employed by the Company as of December 31, 2002, and whom the Company expects to terminate in the fourth fiscal quarter upon the completion of project assignments. Of the total employees severed, 79% were project personnel and 21% were operational personnel.

In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million ($12.8 million on an after-tax basis) or $0.41 per share. The $20.5 million charge consisted of $12.1 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of December 31, 2002. Of the total employees severed, 60% were project personnel and 40% were operational personnel. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value.

In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis), or $0.31 per share. In September 2002,

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of December 31, 2002. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

The total cash outlay for the restructuring announced in December 2002 is expected to approximate $7.5 million. The remaining $0.9 million of restructuring costs consist of non-cash charges primarily related to non-cash severance items and the write-down of certain assets to their estimated net realizable value. As of December 31, 2002, approximately $1.3 million of cash had been expended for this initiative, primarily related to severance and related costs.

The total cash outlay for the restructuring announced in September 2002 is expected to approximate $18.0 million. The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of December 31, 2002, $5.3 million of cash had been expended for this initiative, primarily related to severance and related costs.

The total cash outlay for the restructuring announced in December 2001 is expected to approximate $13.2 million. The remaining $2.7 million of restructuring costs consist of non-cash charges primarily for the write-off of leasehold improvements and other related costs for the facilities being downsized, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of December 31, 2002, $12.0 million of cash had been expended for this initiative, primarily related to severance and related costs.

The major components of the restructuring charges are as follows (amounts in thousands):

Description	FY02 Q3 Charge	FY02 Q3 Adjustment	FY03 Q2 Charge	FY03 Q3 Charge	Utilized		Other Adjustments*	Balance 12/31/2002
					Cash	Non-cash
Severance and related costs	$10,847	$53	$5,638	$7,761	$14,496	$1,665	$207	$8,345
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	397	2,777	1,306	262	11,742
Write-off of property, plant, equipment and equipment leases	1,606	375	2,714	251	1,330	2,198	—	1,418

	$15,542	$400	$20,457	$8,409	$18,603	$5,169	$469	$21,505

*Relates to currency translation adjustments

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Overview

DiamondCluster is a premier global management-consulting firm. We help leading organizations worldwide develop and implement growth strategies, improve operations, and capitalize on technology. We work collaboratively with our clients, utilizing teams of consultants with skills in strategy, technology and program management. During the quarter ended December 31, 2002 we generated net revenues (before reimbursements of out-of-pocket expenses) of $30.1 million from 70 clients. We employed 613 client-serving professionals and had eleven offices in North America, Europe and Latin America as of December 31, 2002.

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

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Forward Looking Statements

Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words “anticipate,” “believe,” “estimate,” “expect” and similar terminology used with respect to the Company and its management. These forward looking statements are subject to risks and uncertainties which could cause the Company’s actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward looking statements. The forward looking statements speak only as of the date hereof and the Company undertakes no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. For a statement of the Risk Factors that might adversely affect the Company’s operating or financial results, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

The Company completed its initial impairment test on goodwill using the methodology described in SFAS No. 142 in the first quarter of fiscal 2003, and will conduct an assessment of impairment based on fair value in accordance with the requirements of SFAS No. 142 on an annual basis beginning with the fourth quarter of fiscal year 2003. In connection with the adoption of SFAS No. 142 on April 1, 2002, the Company recognized an impairment loss of $140.9 million as the cumulative effect of a change in accounting principle.

Goodwill amortization was $61.9 million in fiscal 2002, or $2.01 per share on both a pre-tax and after-tax basis. Goodwill amortization for the three and nine months ended December 31, 2001 was $15.5 million and $46.3 million, respectively. No goodwill amortization was recorded for the three and nine months ended December 31, 2002. Goodwill, net, as of March 31, 2002 and December 31, 2002 was $235.2 million and $94.3 million, respectively. There were no indefinite life intangibles other than goodwill at December 31, 2002.

The Company has two geographic operating segments – North America and Europe and Latin America. The majority of goodwill reflected in the Company’s consolidated financial statements was recognized in connection with the November 2000 acquisition of Cluster. The acquired Cluster business comprises the majority of the activities of the Europe and Latin America operations. The carrying value of goodwill allocated to each of these geographic operating segments was tested for impairment as of April 1, 2002, in connection with the initial adoption of SFAS No.142. The goodwill impairment loss of $140.9 million recognized in the first quarter of fiscal 2003 was necessary to write down the carrying amount of goodwill to its implied fair value. The fair value was estimated based on the income approach, using the present value of future estimated cash flows.

Long-Lived Assets

On April 1, 2002 the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Assets and for Long-Lived Assets to Be Disposed Of.” This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 144 in the nine months ended December 31, 2002.

Results of Operations

The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2002	2001	2002
Revenues:
Revenue before out-of-pocket expense reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Out-of-pocket reimbursements	11.7	11.5	12.2	14.6

Total revenue	111.7	111.5	112.2	114.6

Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	85.4	89.0	71.1	79.9
Out-of-pocket reimbursable expenses	11.7	11.5	12.2	14.6

Total project personnel and related expenses	97.1	100.5	83.3	94.5

Professional development and recruiting	7.7	3.7	6.9	3.1
Marketing and sales	3.8	2.6	4.1	3.4
Management and administrative support	30.8	27.4	25.4	26.8
Goodwill amortization	42.7	—	31.9	—
Noncash compensation	36.0	35.1	27.6	41.3
Restructuring charges	43.0	28.0	10.7	27.5

Total operating expenses	261.1	197.3	189.9	196.6

Loss from operations	(149.4)	(85.8)	(77.7)	(82.0)
Other income (expense), net	3.7	1.2	0.4	—

Loss before taxes and cumulative effect of change in accounting principle	(145.7)	(84.6)	(77.3)	(82.0)
Income tax benefit	(26.5)	(15.1)	(7.2)	(13.0)

Loss before cumulative effect of change in accounting principle	(119.2)	(69.5)	(70.1)	(69.0)
Cumulative effect of change in accounting principle	—	—	—	(132.3)

Net loss	(119.2)%	(69.5)%	(70.1)%	(201.3)%

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

Our net loss for the quarter ended December 31, 2002 was $20.9 million compared to a net loss of $43.1 million during the quarter ended December 31, 2001. This decrease in the loss of $22.2 million is primarily due

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

to the decrease in total operating expenses as a result of the cost reduction programs implemented throughout fiscal years 2002 and 2003, the decrease in goodwill amortization upon the adoption of SFAS No. 142 effective April 1, 2002, and the decrease in the restructuring charge taken in this quarter as compared to the same quarter in the prior year. These expense decreases were partially offset by a decrease in revenue before out-of-pocket expense reimbursements.

The Company applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock issued to employees. Effective April 1, 2003, the Company will apply Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, in accounting for stock issued to employees for grants awarded subsequent to that date. Had compensation expense on options issued to employees been determined based on the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, the Company’s net loss and diluted earnings per share would have increased by $1.6 million to a net loss of $22.5 million for the three months ended December 31, 2002, or $(0.72) per share.

Our revenues before out-of-pocket expense reimbursements decreased 16.8% to $30.1 million during the quarter ended December 31, 2002 as compared to the same period in the prior year. Total revenue including out-of-pocket expense reimbursements decreased 17.0% to $33.5 million for the quarter ended December 31, 2002 compared with $40.4 million reported for the same period of the prior year. The decrease in revenue can be principally attributed to the continued weakness in the global economy, resulting in a decline in current demand for the Company’s services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company’s sales cycle and reductions and/or deferrals of client expenditures for consulting services. Revenue from new clients accounted for 8% of the revenue during the three-month period ended December 31, 2002 compared to 10% during the same period in the prior year. We served 70 clients during the quarter ended December 31, 2002 as compared to 63 clients during the same period in the prior year.

Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $4.1 million to $26.8 million during the quarter ended December 31, 2002 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented during the third quarter of fiscal 2002 and throughout fiscal 2003. During the quarters ended December 31, 2001, September 30, 2002, and December 31, 2002 we further reduced personnel as part of the Company’s restructuring plan. We reduced our client-serving professional staff from 958 at December 31, 2001 to 613 at December 31, 2002. As a percentage of net revenues, project personnel and related expenses before out-of-pocket expense reimbursements increased from 85.4% to 89.0% during the quarter ended December 31, 2002, as compared to the same period in the prior year, due primarily to a decline in revenue. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses decreased $4.9 million to $30.2 million during the quarter ended December 31, 2002 as compared to the same period of the prior year.

Professional development and recruiting expenses decreased $1.7 million to $1.1 million during the quarter ended December 31, 2002 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting and decreased training conduct expenditures. As a percentage of net revenues, these expenses decreased to 3.7% as compared to 7.7% during the same period in the prior year.

Marketing and sales expenses decreased $0.6 million to $0.8 million during the quarter ended December 31, 2002 as compared to the same period in the prior year as a result of decreased marketing activities. As a percentage of net revenues, these expenses decreased to 2.6% as compared to 3.8% during the same period in the prior year.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Management and administrative support expenses decreased from $11.1 million to $8.2 million, or 26.1%, during the quarter ended December 31, 2002 as compared to the same period in the prior year, principally as a result of our cost reduction programs, including the closing of the New York office and the downsizing of other offices globally. As a percentage of net revenues, these expenses decreased from 30.8% to 27.4% during the quarter ended December 31, 2002 as compared to the same period in the prior year.

Goodwill amortization decreased from $15.5 million to zero during the quarter ended December 31, 2002, as compared to the same period in the prior year, as a result of the Company’s adoption of SFAS No. 142 on April 1, 2002. As a percentage of net revenues, these expenses decreased from 42.7% to 0.0% as compared to the same period in the prior year.

Noncash compensation decreased from $13.0 million during the quarter ended December 31, 2001 to $10.5 million during the quarter ended December 31, 2002. Noncash compensation expense is primarily the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation will be earned over time contingent on the continued employment of these employees. The decrease in noncash compensation is primarily due to stock option cancellations as a result of forfeitures from terminated employees. As a percentage of net revenues, noncash compensation was 35.1% during the quarter ended December 31, 2002 as compared to 36.0% in the same period of the prior year.

In the third quarter of fiscal 2003, the Company recorded a restructuring charge of $8.4 million as a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003. The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, of whom 38 employees were still employed by the Company as of December 31, 2002, and whom the Company expects to terminate in the fourth quarter upon the completion of project assignments. Of the total employees severed, 79% were project personnel and 21% were operational personnel. The client-serving personnel consist of partners, principals, managers, associates and analysts. The Company expects savings from the December 2002 restructuring plan to be about $15—$16 million on an annualized basis.

The loss from operations decreased from a loss of $54.0 million to a loss of $25.8 million during the quarter ended December 31, 2002 as compared to the same period in the prior year. This decrease is primarily due to the decrease in total operating expenses as a result of the cost reduction programs implemented throughout fiscal years 2002 and 2003, the decrease in goodwill amortization upon the adoption of SFAS No. 142 effective April 1, 2002, and the decrease in the restructuring charge taken in this quarter as compared to the same quarter in the prior year. These expense decreases were partially offset by a decrease in revenue before out-of-pocket expense reimbursements. EBITA, which consists of earnings from operations before amortization of goodwill, noncash compensation and restructuring charges decreased from a loss of $10.0 million to a loss of $6.8 million during the quarter ended December 31, 2002 as compared to the same period in the prior year. EBITA is not a measure of financial performance under U.S. generally accepted accounting principles. You should not consider it in isolation from, or as a substitute for, net income or cash flow measures prepared in accordance with U.S. generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, our EBITA calculation may not be comparable to other similarly titled measures of other companies. We have included EBITA as a supplemental disclosure because it may provide useful information regarding our ability to generate cash for operating and other corporate purposes.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Other income (expense), net decreased from $1.4 million to $0.3 million during the quarter ended December 31, 2002 as compared to the same period in the prior year. As a percentage of net revenues, other income decreased to 1.2% as compared to 3.7% during the same period in the prior year.

The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and the first nine months of fiscal year 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the gross deferred tax assets. The income tax benefit decreased from a benefit of $9.6 million to a benefit of $4.5 million during the quarter ended December 31, 2002 as compared to the same period in the prior year, due principally to the decrease in the pre-tax loss before nondeductible goodwill amortization incurred in the current quarter. The Company believes that the ultimate realization of the net deferred tax assets for federal, state, and foreign income tax purposes is considered more likely than not, due to anticipated sufficient future taxable income.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

Our net loss for the nine months ended December 31, 2002 of $214.4 million increased $112.7 million from $101.7 million during the nine months ended December 31, 2001. This increase is due primarily to the noncash loss related to the impairment in the value of goodwill and the decrease in net revenue before out-of-pocket expense reimbursements, partially offset by a reduction in goodwill amortization upon the adoption of SFAS No. 142 on April 1, 2002, and the decrease in operating expenses resulting from the implementation of cost reduction programs throughout fiscal 2002 and 2003.

The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock issued to employees. Effective April 1, 2003, the Company will apply Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, in accounting for stock issued to employees for grants awarded subsequent to that date. Had compensation expense on options issued to employees been determined based on the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, the Company’s net loss and diluted earnings per share would have been increased by $2.4 million to a net loss of $216.8 million for the nine months ended December 31, 2002, or a loss of $6.89 per share.

Net revenue for the nine months ended December 31, 2002 was $106.5 million, down 26.6% compared with $145.1 million reported for the same period in the prior year. The decrease in revenue can be principally attributed to the continued weakness in the global economy, resulting in a decline in current demand for the Company’s services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company’s sales cycle and reduction and/or deferrals of client expenditures for consulting services. Revenue from new clients accounted for 16% of the revenue during the nine month period ended December 31, 2002 compared to 12% during the same period in the prior year. We served 120 clients during the nine months ended December 31, 2002, a decrease from the 129 clients served in the same period in the prior year.

Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $18.0 million to $85.2 million during the nine months ended December 31, 2002 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented throughout fiscal 2002 and 2003. Beginning in June 2001, we reduced salaries between

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

10% and 15% for most employees, and in August 2001, we reduced salaries 65% for approximately 200 furloughed employees. During the quarters ended December 31, 2001, March 31, 2002, September 30, 2002, and December 31, 2002, we further reduced personnel as part of the Company’s restructuring plan. We reduced our client-serving professional staff from 958 at December 31, 2001 to 613 at December 31, 2002. As a percentage of net revenues, project personnel and related expenses before out-of-pocket expense reimbursements increased from 71.1% to 79.9% during the nine months ended December 31, 2002, as compared to the same period in the prior year, due primarily to increased client prospecting costs and a decline in revenue. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses decreased $20.3 million to $100.7 million during the nine-month period ended December 31, 2002 as compared to the same period of the prior year.

Professional development and recruiting expenses decreased $6.8 million to $3.3 million during the nine months ended December 31, 2002 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting, a reduction in firm-wide meetings, and decreased training conduct expenditures. As a percentage of net revenues, these expenses decreased to 3.1% as compared to 6.9% during the same period in the prior year.

Marketing and sales expenses decreased from $5.9 million to $3.6 million during the nine months ended December 31, 2002 as compared to the same period in the prior year as a result of decreased marketing activities and personnel reductions. As a percentage of net revenues, these expenses decreased to 3.4% as compared to 4.1% during the same period in the prior year.

Management and administrative support expenses decreased from $36.8 million to $28.5 million, or 22.5%, during the nine months ended December 31, 2002 as compared to the same period in the prior year, principally as a result of our cost reduction programs, including the closing of the New York office and the downsizing of other offices globally. As a percentage of net revenues, these expenses increased from 25.4% to 26.8% during the nine-month period ended December 31, 2002 as compared to the same period in the prior year.

Goodwill amortization decreased from $46.3 million to zero during the nine months ended December 31, 2002 as compared to the same period in the prior year as a result of the Company’s adoption of SFAS No. 142 on April 1, 2002. As a percentage of net revenues, these expenses decreased from 31.9% to 0% as compared to the same period in the prior year.

Noncash compensation increased from $40.0 million during the nine months ended December 31, 2001 to $44.0 million during the nine months ended December 31, 2002. Noncash compensation expense is primarily the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation will be earned over time contingent on the continued employment of these employees. The increase in noncash compensation expense during the nine months ended December 31, 2002 is due principally to the recognition of $8.6 million of additional expense related to the remaining unamortized original intrinsic value of certain non-vested stock options cancelled by the Company on May 14, 2002, pursuant to an offer to employees (other than senior officers) to surrender certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares. As a percentage of net revenues, noncash compensation increased from 27.6% to 41.3% during the nine months ended December 31, 2002 as compared to the same period in the prior year.

Restructuring charge expense increased from $15.5 million during the nine months ended December 31, 2001 to $29.3 million during the nine months ended December 31, 2002. In September and December 2002, the

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Company recorded restructuring charges of $20.9 million and $8.4 million, respectively, as a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003. Combined, the two charges consisted of $13.5 million for severance and related expenses. A total of 205 employees were terminated as part of the workforce reductions included in these charges, 71% of whom were project personnel and 29% of whom were operational personnel. Also included in the restructuring charges were $12.5 million for estimated contractual commitments related to office space reductions. The office space reductions included the further consolidation of office space in Barcelona, Boston, Chicago, Madrid, Munich, New York and Sao Paulo. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The charges also included $2.9 million for the write-off of various depreciable assets and the termination of certain equipment leases and $0.4 million of additional expense recorded in connection with the restructuring plan implemented in December 2001, due primarily to a change in estimate related to the cost of terminating an equipment lease. The Company expects the combined savings from the September 2002 and December 2002 restructuring plans to be in the range of $30—$33 million on an annualized basis.

The loss from operations decreased from a loss of $112.7 million to a loss of $87.4 million during the nine months ended December 31, 2002 as compared to the same period in the prior year. This decrease was due primarily to the reduction in goodwill amortization and a decrease in other operating expenses, partially offset by the decline in revenue and the increase in the restructuring charges recorded in fiscal year 2003. EBITA, which consists of earnings from operations before amortization of goodwill, noncash compensation and restructuring charges, increased from a loss of $10.8 million to a loss of $14.1 million during the nine months ended December 31, 2002 as compared to the same period in the prior year. EBITA is not a measure of financial performance under U.S. generally accepted accounting principles. You should not consider it in isolation from, or as a substitute for, net income or cash flow measures prepared in accordance with U.S. generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, our EBITA calculation may not be comparable to other similarly titled measures of other companies. We have included EBITA as a supplemental disclosure because it may provide useful information regarding our ability to generate cash for operating and other corporate purposes.

Other income (expense), net decreased from income of $0.6 million to expense of $0.04 million during the nine months ended December 31, 2002 as compared to the same period in the prior year.

The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and the first nine months of fiscal year 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the gross deferred tax assets. For the nine months ended December 31, 2002, the income tax benefit increased from $10.4 million to $13.8 million as compared to the same period in the prior year, due principally to the increase in the pre-tax loss before nondeductible goodwill amortization incurred in the period, partially offset by the additional income tax expense recorded during the second fiscal quarter of 2003 to provide a valuation allowance for deferred tax assets related to certain state net operating loss and credit carryforwards and certain foreign net operating loss carry-forwards. The Company believes that the ultimate realization of the net deferred tax assets for federal, state and foreign income tax purposes is considered more likely than not, due to anticipated sufficient future taxable income.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Liquidity and Capital Resources

We maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.50%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of December 31, 2002, we had approximately $9.1 million available under this line of credit.

During the nine-month period ended December 31, 2002, net cash used in operating activities was $9.8 million, and included a net loss of $9.3 million after certain non-cash items and the restructuring charge (calculated by adding back the $29.3 million restructuring charge and $35.0 million of the following non-cash items to the loss before the cumulative effect of change in accounting principle of $73.6 million: depreciation and amortization, non-cash compensation, deferred income taxes and the write-down of the net book value of property, plant, and equipment), and $0.5 million used by working capital and other operating activities. Our billings for the three and nine months ended December 31, 2002 totaled $36.3 million and $129.1 million, respectively. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $19.0 million at December 31, 2002 represented 47 days of billings for the quarter ended December 31, 2002.

Cash used in investing activities was $0.6 million for the nine-month period ended December 31, 2002. Cash used in investing activities resulted primarily from capital expenditures, partially offset by cash provided from other assets resulting from the repayment of certain notes receivable.

Cash used in financing activities was $1.4 million for the nine-month period ended December 31, 2002. Cash used in financing activities resulted primarily from the repurchase of DiamondCluster’s Class A Common Stock totaling $5.2 million, which was offset by common stock issued during the quarter totaling $3.8 million. On June 24, 2002, the Company’s Board of Directors increased the number of shares authorized to be repurchased under its existing stock repurchase program by three million shares. This authorization brought the total authorized shares for the stock repurchase program to six million shares. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. Through December 31, 2002, the number of shares purchased under this authorization was 3.4 million shares at an aggregate cost of $51.9 million.

On May 2, 2002, the Company offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to surrender certain stock options previously granted to them in exchange for a future grant of a smaller number of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster’s 2000 Plan and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees were required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were surrendered as a part of this plan. Certain of these options had intrinsic value at the original grant date, the unvested portion of which had not been amortized to noncash compensation expense at the date surrendered. The voluntary surrender of these options resulted in a noncash charge to compensation expense of $8.6 million during the quarter ended June 30, 2002 relating to the remaining unamortized compensation expense related to these surrendered options. On November 15, 2002, approximately 1.0 million

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

new options were granted to employees who remained employed by DiamondCluster. The exercise price for a majority of the options granted on November 15, 2002 was $0.76, or 25% of the fair market value of the Company’s common stock on that date.

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

DIAMONDCLUSTER INTERNATIONAL, INC.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

International revenues are generated primarily from our services in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country, most of which are the euro. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impacted by changes in these or other factors.

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

DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income. At March 31, 2002, the Company had one euro/U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. As of December 31, 2002, there were no open euro/U.S. dollar or other forward contracts outstanding.

Interest Rate Risk

The Company invests its cash in highly liquid investments with original maturities of three months or less. The interest rate risk associated with our investing activities at December 31, 2002 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investments holdings.

DIAMONDCLUSTER INTERNATIONAL, INC.

Item 4.    Controls and Procedures

The Chairman and Chief Executive Officer, the Senior Vice President of Finance and Administration and the Chief Financial Officer of DiamondCluster International, Inc. (its principal executive officer and principal financial officers, respectively) have concluded, based on their evaluations as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Items 1 — 5.

None

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

3.1 (a)

Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 10-Q for the Quarter ended September 30, 2002 and incorporated herein by reference.)

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

DIAMONDCLUSTER INTERNATIONAL, INC.

Date: February 13, 2003	By:	/s/ MELVYN E. BERGSTEIN
Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: February 13, 2003	By:	/s/ KARL E. BUPP
Karl E. Bupp Vice President, Chief Financial Officer and Treasurer