Form 10-Q/A
period 2002-12-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2003-02-14
CIK 924940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

DiamondCluster International, Inc.’s Form 10-Q for the quarter ended December 31, 2002 was filed today with the SEC. During the submission, a transmission error occurred and data from Exhibit 99.1 (filed herewith) was dropped. This amended 10-Q/A is being filed to replace Exhibit 99.1 in its entirety.