Form 10-K
period 2003-03-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2003-06-24
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

      Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑

      Indicate by check mark whether the Registrant is an accelerated filer.     Yes ☑          No ☐

      As of September 30, 2002 there were 24,948,391 shares of Class A Common Stock and 6,308,911 shares of Class B Common Stock of the Registrant outstanding. The aggregate market value of the Class A and Class B Common Stock of the Registrant held by non-affiliates as of September 30, 2002 was an estimated $85.2 million, computed based upon the closing price of $3.26 per share on September 30, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

DIAMONDCLUSTER INTERNATIONAL, INC.

Annual Report on Form 10-K for the Fiscal Year Ended

March 31, 2003

PART I

Item 1.     Business

Overview

      DiamondCluster International, Inc. (“DiamondCluster”) is a premier global management consulting firm. We help leading organizations worldwide to leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. We work collaboratively with our clients, utilizing small teams of consultants with skills in strategy, technology and program management. This multidisciplinary approach that contemplates business strategy and technology in tandem allows us to identify opportunities that traditional approaches may not identify. We work closely with our clients because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. We go to market by vertical industry, and currently serve clients in six vertical industries: financial services, insurance, telecommunications, healthcare, retail and distribution, and the public sector. We operate globally with offices in North America, Europe and Latin America.

      DiamondCluster was formed on November 28, 2000, when Diamond Technology Partners Incorporated acquired all of the outstanding shares of Cluster Telecom BV (“Cluster”). Cluster was a pan-European management consulting firm specializing in wireless technology and digital strategies. DiamondCluster generated $133.0 million of net revenues (before reimbursements of out-of-pocket expenses) from 142 clients in fiscal year 2003 and at March 31, 2003, employed 538 consultants and had eleven offices in North America, Europe and Latin America, including Barcelona, Boston, Chicago, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, San Francisco and São Paulo.

Industry Background and Opportunity

      Demand in the consulting industry is driven by change. The business environment today is faced with significant changes on a wide variety of fronts, including globalization, regulatory transformations, economic cycles, new competition, consolidation, organizational restructurings, and new technologies. Management teams are constantly assessing the potential impact of these changes on their businesses, trying to distinguish fad from necessity. Many of these changes are significant and impact entire organizations. Other changes impact only specific products or functional areas.

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

      Management teams turn to consultants for a number of reasons, including the need for deep expertise in a specific area, the need to do something in an accelerated timeframe, the need to mitigate their risk, the need for an outside objective perspective, or the need for someone outside the organization to serve as an agent to implement major change within their organizations. In addition, we believe CEOs and senior managements today are not only faced with critical issues regarding strategy and organization, but are also faced with critical issues regarding technology and its implementation. We believe that companies increasingly seek outside consultants that can provide a combination of innovative strategic analysis, in-depth vertical industry expertise and a thorough understanding of technology and its applications. In addition, time to market has become increasingly important and we believe that companies seek consultants that cannot only identify new approaches, but also have the resources to implement those changes in their organizations.

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

      As business and technology become increasingly complex, the market for the resultant consulting services grows. We believe that this increasing complexity also increases the importance of an objective advisor that is able to work across strategy and technology, and remain vendor independent. International Data Corporation (IDC) estimates that the worldwide business consulting and information technology (“IT”) consulting services markets will reach $54.2 billion and $32.2 billion, respectively, in 2006, based on an analysis for the years 2001-2006.

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

      Objectivity. We provide our clients with objective advice in the areas of strategy, operations and technology, including implementation. We believe that the increasing complexity of technology and the changing structure within the consulting industry (see “Industry Background and Opportunity”) increases the value to senior management of an objective advisor, such as DiamondCluster. We have intentionally avoided offering services or entering into alliances that might bias our objectivity, such as selling or reselling hardware or software, or offering programming services.

      Collaborative Business Model. Our business model dictates we work collaboratively with our clients. We believe this approach is best because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. We work with CEOs and senior leadership teams of leading organizations worldwide to leverage technology to develop and implement growth strategies, improve operations, and capitalize on their technology investments. This approach transfers to the client critical knowledge and accountability that is necessary to enact lasting and productive change. Our model is designed to provide only the highest value services to our clients. When needed, we subcontract third-party sources, including offshore firms, to provide a complete solution. We believe this provides more value to our clients.

      Single, Multidisciplinary Teams. We work with our clients on their most challenging issues, from the earliest stages of study and assessment through the creation and implementation of a solution. We believe our approach of using single, multidisciplinary teams that consist of experts with skills in strategy, program management and technology provides our clients with a single team having the perspective and expertise not available from other consulting firms.

      Strategic Industry Insight and Expertise. We focus on serving six vertical industries: financial services, insurance, telecommunications, healthcare, retail and distribution, and the public sector. We believe our vertical industry focus enables us to define and deliver solutions that effectively address the market and regulatory dynamics, and business opportunities facing our clients.

      Global Diversity and Presence. We deliver our services worldwide through our offices in North America, Europe and Latin America. We believe that our global reach and knowledge, combined with our understanding of local markets, provide us the ability to deliver consistent, high-quality consulting services.

      Senior-Level Relationships. We sell our services to “c-level” buyers within an organization (i.e., CEO, COO, CFO, CMO, CIO). We also have in place a number of programs that maintain these relationships in between engagements (see “Innovation and Research”). These senior level relationships allow us to work across functional budgets (not just IT) and allow our work to track nearly coincidently with their businesses. Our goal is to become managements’ trusted advisor, with no bias towards a particular technology or product.

      Delivery of Results. DiamondCluster delivers tangible results, not just recommendations. Our consultants work with client management to develop a complete cost/ benefit analysis, which focuses on metrics such as shareholder value and return on invested capital. DiamondCluster then works with the client to execute the implementation plan to achieve the results.

      Ability to Quickly Evolve Our Offerings. The consulting industry is subject to changes in economic, business and technology cycles, which require a consulting firm to be very agile to remain relevant. Our approach of identifying and scaling new service offerings enables us to quickly evaluate and change our service offerings to meet current market demands (see “Our Services”). In addition, our people are skilled in three enduring competencies — strategy, technology and program management — that are independent of particular economic, business and technology cycles.

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

      Experienced and Motivated Management. Our global management team has an average of more than 20 years of experience. They have experience managing consulting businesses through business, economic and technology cycles, and have strong skills in establishing and developing client relationships.

Our Growth Strategy

      Our goal is to become the consultant of choice for clients looking for an independent partner to help them leverage technology to develop and implement growth strategies, improve operations, or capitalize on technology. Our business model is designed to allow us to be an objective and trusted advisor who provides the highest value of services to our clients from strategy through implementation. We believe our business model provides our company with a fundamental differentiation because it requires a collaborative approach with the client, utilizes multidisciplinary teams to ensure the best solution, and effectively leverages the ongoing stream of new intellectual capital into our organization. The following strategies guide our actions as we grow our business:

      Attract and Retain Skilled Personnel. Our continued success and growth will require us to expand our base of highly skilled professionals. This emphasis on human resources begins with our recruitment of client-serving professionals from leading graduate and undergraduate campuses, as well as from industry and consulting. It continues through the process of training, developing and promoting promising professionals within DiamondCluster and culminates in the sharing of equity in DiamondCluster as an acknowledgment of merit, a means of retention and an alignment of interests.

      Cultivate Our Multidisciplinary Culture. In order to maintain a differentiated service offering, we seek to develop and sustain a business culture that is common across all disciplines in the organization. We seek to promote our culture by exposing our professionals to all of the various services that we provide through training and practice, while further developing skills in each professional’s principal area of expertise.

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

      Continue to Diversify Across Geographies and Industries. We believe that diversifying our business across various geographies and industries will allow the company to have steady growth through various economic, business and technology cycles. We currently serve clients across the globe through eleven offices in North America, Europe and Latin America. We serve clients in six key industries: financial services, insurance, telecommunications, healthcare, retail and distribution, and the public sector. We believe that our vertical market focus provides a scalable structure for growth. We expect the number of vertical markets we serve, as well as the services we offer and geographies in which we work, to change and grow as our expertise and market demands evolve.

      Market Our Brand. We intend to continue to invest in the development and maintenance of our brand identity in the marketplace. We will continue to promote our name and credentials through publications, seminars, speaking engagements, media and analyst relations, and other efforts. We believe that building a brand image facilitates both the lead generation process and the ability to attract and retain the best people by raising awareness of our firm, resulting in an increase in the number of new clients and recruitment opportunities.

      Enhance Our Operating Efficiency. We have a continuous focus on cost effectiveness and efficiency. We are committed to taking advantage of technology in the areas of human resources, training, recruiting, marketing, and financial and operations management.

Our Services

      DiamondCluster provides services that help leading organizations worldwide leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. We offer clients the range of services of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We operate globally with offices in North America, Europe and Latin America. We sell our services to “c-level” executives and their senior leadership teams.

      We have a business model that we believe is preferred by clients, and a process for creating and quickly bringing to market new service offerings. Our business model is collaborative and multidisciplinary, providing better value to clients through knowledge transfer and better solutions through our unique perspective that contemplates business strategy and technology in tandem. In addition, our research center, innovation programs, and DiamondCluster Fellows offer additional insight, experience and intellectual capital to support our multidisciplinary teams (see “Innovation and Research”). We believe this approach creates the most lasting and powerful improvements for our clients.

      We have a process for creating new service offerings that identifies and tests market opportunities through our ongoing innovation and research programs, refines the service offering, then scales the service offering to bring it to market. We are able to do this by maintaining our consultants’ core skills in strategy, technology and program management, which enables us to be more agile because we are not dependent upon a particular economic, business or technology cycle.

Our core skills in strategy, technology and program management are combined through our multidisciplinary approach to create service lines reflecting current needs in the market. We currently have two services lines: Strategy and Operations, and Technology. Under each of these multidisciplinary service lines, we develop specific service offerings to meet specific client needs.

Service Lines and Service Offerings

      While our core business model and core skill competencies do not change significantly over time, our service lines and service offerings are designed to quickly adapt to client and market needs. By continuously leveraging research from our target markets and input from our innovation and research programs, we continuously examine and monitor our business and combine our core skills into relevant service lines and service offerings. Under each of our two service lines are several service offerings.

Service Line	Strategy and Operations	Technology

Service Offerings:	• Market Penetration • New Growth • New Business Development • Profit Improvement • Operations Strategy • Execution Excellence • Turnaround Management	• IT Assessment & Strategy • IT Portfolio Assessment & Strategy • Outsourcing Advisory • Architecture Assessment & Strategy • Security Assessment & Strategy • Technology Program Management

      Strategy and Operations Service Line. Our strategy and operations service line is designed to help clients identify, design and implement strategies to grow their business through both new and existing customers, and using both new and existing products and services, as well as to implement operational improvements that not only cut costs, but streamline the business. We currently have seven strategy and operations service offerings.

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

Turnaround Management. We quickly analyze and diagnose a growth, operations or technology project that has gotten off-track. We then stabilize the environment, transform the project and, using our Project Management Office approach, we help guide the client team to implement a long-term solution.

      Technology Service Line. We believe that technology should be managed like a business. Our technology service line delivers actionable recommendations to improve IT effectiveness, build a platform for future growth and deliver operational improvements. We also manage the delivery of the value within our clients’ organizations. We currently have six technology service offerings.

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

Security Assessment & Strategy. We work with a client to guide enterprise decisions about practical approaches to security, tools and managed service providers to create secure organizations and processes.

Technology Program Management. We work with clients to adapt a technology program management framework and processes to ensure that their IT project portfolio is anchored by benefits and costs, and is managed through accountability, experience and leadership.

  Vertical Industries Served

     The company goes to market by vertical industry, with service lines and service offerings within each industry. We currently serve clients in six vertical industries: financial services, insurance, telecommunications, healthcare, retail and distribution, and the public sector. The company currently organizes these six industries into three broad vertical practices through which it goes to market.

      Financial Services and Insurance Practice. The financial services portion of this industry practice provides services to capital markets firms, retail brokerages, credit card issuers, credit card processors and payment system operators, and full-service retail and commercial banks. We help these financial services clients with the issues they face today, including the need to manage large technology and business transformations, improve productivity, grow revenues, combat increasing competition and assess various technologies. Representative clients in the financial services industry include Bank of America, Bank One, Federal Reserve Bank, Goldman Sachs, KeyBank, MasterCard International, and Visa. During fiscal year 2003, financial services represented 20% of net revenues. The insurance portion of this industry practice provides services to property and casualty insurance, life insurance, and health insurance providers. We help our insurance clients with the issues they face today, including industry over-capacity, pressure to improve profit margins, integrating legacy systems, revenue generation and channel management, pricing pressure, commoditization of products, and shifting demographics. Representative clients in the insurance industry include Allstate, CNA and, Royal & SunAlliance. During fiscal year 2003, insurance represented 15% of net revenues.

      Telecommunications and Healthcare Practice. The telecommunications portion of this industry practice provides services to wireless operators and vendors, and fixed line operators and vendors. We assist our telecommunications clients with profit improvement needs, wireless strategy and execution, convergence, and IT assessment and strategy issues. We help our clients address these challenges through our offerings in customer value management, cost benchmarking, data strategies, convergence consulting, and IT strategy and execution. Representative telecommunications clients include Belgacom, Cincinnati Bell, Deutsche Telekom, Orange, Sprint, and Telefonica. During fiscal year 2003, telecommunications represented 39% of net revenues. The healthcare portion of this practice provides services to large healthcare providers, biomedical companies, and business units of large pharmaceutical companies. We help our healthcare clients improve profit margins, integrate legacy systems, and generate revenue. Representative healthcare clients include Caremark, CIGNA, and UnumProvident. During fiscal year 2003, healthcare represented 8% of net revenues.

      Retail and Distribution and the Public Sector Practice. The retail and distribution portion of this industry practice provides services to companies in the following segments: retail, consumer services, industrial products and services, and distribution. We help our retail and distribution clients with reducing costs, growing revenue, mining customers, and managing the value chain. Representative clients in the retail and distribution industry include American Greetings, Buhrmann, Fisher Scientific International, John Deere, Volkswagen and Lladro. During fiscal year 2003, retail and distribution represented 16% of net revenues. The public sector portion of this industry practice provides services to U.S. local, state and federal governments. Issues facing this sector today include management and accountability of technology spending, demand for agencies to become more citizen-centric by minimizing complexity and improving responsiveness, and homeland security. Representative clients in the public sector include Chicago Transit Authority and Lawrence Livermore National Laboratory. We first began offering services to the public sector in North America during fiscal year 2002. During fiscal year 2003, the public sector represented 2% of net revenues.

     Innovation and Research

      Consulting firms are notably knowledge-intensive organizations. In the past, the existence of accumulated experience within a consulting firm was enough to attract and retain clients. Today, information is more readily accessible and the useful life of new knowledge is shortening. In recognition of this trend, we have developed programs, alliances and innovation centers to continuously identify, develop and disseminate intellectual capital from individuals both within and outside DiamondCluster.

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

      Our Intellectual Capital Alliance program has two components — Strategic Alliances and Network Alliances. Strategic Alliance companies work with us to develop industry points of view and white papers, co-sponsor conferences, develop unified professional development programs and pursue joint business opportunities. Network alliances are designed to address solutions that are currently relevant to our clients by supplying best of breed technologies and services.

      All of our Intellectual Capital Alliances are non-exclusive agreements designed to deliver benefits to both organizations through knowledge sharing and joint marketing. DiamondCluster does not recognize revenue for work performed by any alliance company, and there are no fees associated with joining the Intellectual Capital Alliance program.

      As of March 31, 2003, there were three companies in our Strategic Alliance program:

Strategic Alliance Company	Description

IBM	IBM strives to lead in the creation, development and manufacture of the industry’s most advanced information technologies, including computer systems, networking systems, storage devices and microelectronics.
Microsoft	Microsoft is the worldwide leader in software, services and Internet technologies for personal and business computing.
Sun Microsystems	Sun Microsystems is a leading provider of industrial-strength hardware, software and services that power the Internet.

      Key Network Alliance companies include Embarcadero, Enamics, HP Openview, Intel, Oracle, and Softwired.

      DiamondCluster Network. The DiamondCluster Network is a group currently comprised of 13 recognized business and technology leaders associated with DiamondCluster. Members of the DiamondCluster Network, whom we refer to as DiamondCluster Fellows, provide us with a set of skills that augment and enhance the value that we can provide to our clients. DiamondCluster Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the Exchange, and participate in client projects. DiamondCluster Fellows are contractually committed to dedicate a certain number of days annually to DiamondCluster to support marketing, sales, and client work. DiamondCluster Fellows are compensated with a combination of equity and per diem payments for services provided to us, or to our clients on our behalf.

      As of March 31, 2003, DiamondCluster Fellows include:

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

Dan Bricklin is currently founder and Chief Technology Officer of Trellix Corporation, the leading provider of private-label web site publishing technology and managed hosting services to top online providers for small-business and personal web sites. Mr. Bricklin is best known for co-developing VisiCalc, the first electronic spreadsheet, while he was a student at the Harvard Business School. VisiCalc is widely credited for fueling the rapid growth of the personal computer industry.

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

Michael Krauss is a leading marketer, researcher, product innovator and communicator. Mr. Krauss serves as Vice Chair of Chicago Mayor Richard M. Daley’s Council of Technology Advisors and chairs the Mayor’s Technology Advocacy Committee. He served on the faculty of the University of Chicago’s Graduate School of Business and is a frequent speaker and presenter on marketing and technology topics, including the Technology Marketing Columnist for Marketing News, the official publication of the American Marketing Association.

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

Chunka Mui is a writer and consultant on business issues at the intersection of strategy and technology. Mr. Mui also chairs DiamondCluster’s Diamond Fellows advisory group. Mr. Mui is perhaps best known as the co-author of the best selling Unleashing the Killer App, which the New York Times called a “practical and persuasive guide” to the dramatic changes being wrought by technology.

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

      Innovation Center and Programs. Our innovation center provides a lab where our people work with experts inside and outside our organization to research and devise practical applications for various business and technology advances. Our other innovation programs support our business goals around knowledge sharing and keeping our organization on the leading edge.

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

      Books and Other Publications. We believe that books and other publications provide an important source of intellectual capital for our firm and our clients. DiamondCluster professionals and Fellows publish books from time to time that provide insight into timely and relevant areas of business and technology. Books published by employees or Fellows in the past include Unleashing the Killer App: Digital Strategies for Market Dominance (Harvard Business School Press, 1998), The Seven Steps to Nirvana: Strategic Insights into eBusiness Transformation (McGraw-Hill, 2001), E-Learning: Strategies for Delivering Knowledge in the Digital Age (McGraw-Hill, 2001), and The Venture Imperative: A New Model for Corporate Innovation (Harvard Business School Press, 2002). In addition, we publish electronic and physical newsletters to CEOs and senior managers, and our partners and DiamondCluster Network members are frequent speakers at business and technology forums.

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

      We primarily sell our services to “c-level” executives of national and multinational businesses. A majority of our fees are sourced from CEO and senior management’s operating budgets as opposed to information technology budgets. We have divided our senior partners into three vertical practices, comprised of six vertical industries (see Our Services: Vertical Industries Served): 1) financial services and insurance, 2) telecommunications and healthcare, and, 3) retail and distribution and the public sector. A senior partner is assigned revenue and profit contribution responsibility for each practice and leads the sales efforts. Senior partners are assigned to clients and prospects, as opposed to projects, to maximize the value and services provided to each client. We seek projects within each practice from both new prospects and existing clients. Each vertical industry practice maintains a current list of targeted prospects that are tracked on an ongoing basis by our senior management. Building on leads generated through our marketing and innovation programs, senior partners pursue formal consulting engagements.

      The primary focus of our marketing programs is to generate leads through building relationships and educating client prospects about DiamondCluster. We have initiated a number of marketing programs designed to complement, encourage and accelerate client relationships. We build relationships both directly and on a collaborative basis with DiamondCluster Network members and through relationships with certain third-party industry executives who we call “client relationship executives.” These executives are typically retired senior executives with a wide network of contacts in a given industry. As of March 31, 2003, we currently have 36 client relationship executives.

      Complementing the relationship-marketing programs are a variety of other business development and marketing techniques used to communicate directly with current and prospective clients, including publications, surveys, e-mail newsletters, media and analyst relations, speeches and a homepage on the World Wide Web. Each of our programs is designed to educate the market, demonstrate our intellectual capital, and create an ongoing dialogue with clients and prospects. See “Innovation and Research” for a description of these efforts.

Employees and Culture

      Employees. As of March 31, 2003, we had 735 employees. Of these employees, 538 were client-serving professionals and 197 were management and administrative personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems, and administrative support. The responsibilities of our partners include client relationship development, business development, client management, program management, thought leadership, professional staff development, and mentoring. Our partners typically have ten to twenty years or more of experience.

      Culture. We believe our ability to simultaneously provide expertise in strategy, technology and program management is dependent upon our ability to develop and sustain a business culture that is common across all disciplines and vertical industries in the organization. DiamondCluster’s employees are talented and energetic professionals that come from a multitude of professional backgrounds. DiamondCluster believes that this fosters an exciting and diverse work environment. Three primary elements comprise our culture:

—	an environment that intellectually challenges our personnel through continuous training and innovative and high-impact client work;

—	consistent compensation and career paths across all disciplines and skill sets within DiamondCluster; and

—	participation by all of our employees in our continuing development and ownership of DiamondCluster.

      Recruiting. We believe our long-term success will depend on our ability to continue to attract, retain and motivate highly skilled employees. We attribute our success in hiring these people to our ability to provide individuals with high impact client opportunities, multidisciplinary training and career development, attractive long-term career advancement opportunities, small teams and a collaborative approach to consulting, and competitive compensation.

      Although a number of our current employees were hired directly from other firms, our long term strategy is to hire professionals annually from the leading undergraduate and graduate business and technology programs at universities. Over time, we expect senior level positions will be predominantly filled from internal promotions.

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

      Our partners are eligible to receive an annual bonus comprised of cash and equity commensurate with their level of responsibility and based on our overall performance. Our partners are granted equity upon being elected a partner. We grant additional equity in conjunction with movement through the partner levels. Equity that we issue to partners typically vests ratably over five years. Individuals below the partner level are awarded annual cash bonuses based on their performance and our overall performance. Our non-partners are generally granted equity at the time of hire and promotion, which typically vests ratably over four years.

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

      We believe that the principal criteria considered by prospective clients when selecting a consulting firm include skills and capabilities of consultants, scope of services, service model approach, global presence, technical and industry expertise, reputation and quality of past work, perceived value and a results orientation.

      We believe we are well positioned against these competitors. Furthermore, we believe the current structural changes in the consulting industry (see “Industry Background and Opportunity”) increases the value to senior management of an objective advisor with deep expertise in strategy, operations and technology, including implementation.

Executive Officers of the Registrant

      Our executive officers as of March 31, 2003 are as follows:

Name	Age	Position

Melvyn E. Bergstein	61	Chairman of the Board of Directors and Chief Executive Officer
Karl E. Bupp	41	Chief Financial Officer and Treasurer
Michael J. Connolly	41	President, Global Services
Adam J. Gutstein	40	President, North America and Director
William R. McClayton	58	Senior Vice President, Finance and Administration
Javier Rubio	42	President, Europe and Latin America
John J. Sviokla	45	Vice Chairman and Director

      Melvyn E. Bergstein co-founded Diamond Technology Partners, Inc. (“Diamond”) in January 1994 and has served as our Chairman and Chief Executive Officer since that time. Mr. Bergstein has been a member of our board of directors since January 1994. Prior to co-founding Diamond, Mr. Bergstein held several senior executive positions with Technology Solutions Company from 1991 to 1993. Prior to that time, Mr. Bergstein held several senior positions with other consulting firms, including twenty-one years in various positions with Arthur Andersen & Co.’s consulting division, now Accenture.

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

      William R. McClayton joined the Company in April 2001 as a partner and Senior Vice President of Finance and Administration responsible for finance, planning, legal, human resources, investor relations, information technology, marketing and facilities worldwide. Prior to joining DiamondCluster, Mr. McClayton was a partner of Arthur Andersen LLP. During his 35-year career at Arthur Andersen, Mr. McClayton served public and private audit clients, and led the firm’s Chicago-based global financial markets practice for ten years.

      Javier Rubio became President, Europe and Latin America and a member of our board of directors in November 2000 when the Cluster merger was completed. Mr. Rubio founded Cluster Consulting in 1993 and served as Chairman of its Board of Directors and Chief Executive Officer. Prior to founding Cluster,

Mr. Rubio held several senior positions with other consulting firms, including seven years in various positions with the MAC Group (Gemini Consulting) and the Monitor Company.

      John J. Sviokla joined us in September 1998 as a partner and Vice President and became a member of our board of directors in August 1999. Since April 1, 2000, Dr. Sviokla has served as Vice Chairman. Prior to joining us, Dr. Sviokla was a professor at the Harvard Business School from October 1986 to August 1998. His pioneering work on Marketspace established Harvard’s first course on electronic commerce, and he co-authored the seminal articles Managing in the Marketspace and Exploiting the Virtual Value Chain, both appearing in the Harvard Business Review. Dr. Sviokla has authored over 90 articles and cases, has edited books, and has been a consultant to large and small companies around the world. He has been a guest professor at many universities including Kellogg, MIT, The London Business School, the Melbourne Business School and the Hong Kong Institute of Science and Technology.

Item 2.     Properties

      Our international headquarters and principal administrative, information systems, financial, accounting, marketing, legal and human resources operations are located in leased office space in Chicago, Illinois. In North America, we also have leased offices in San Francisco, California; and Boston, Massachusetts as of March 31, 2003.

      European and Latin American operations are based in Barcelona, Spain and we have leased offices in Madrid, Spain; Düsseldorf and Münich, Germany; Lisbon, Portugal; London, UK; Paris, France; and São Paulo, Brazil.

Item 3.     Legal Proceedings

      We are not party to any claims or actions that we believe could have a material effect on our results of operations or financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Class A Common Stock is quoted on the Nasdaq National Market under the symbol “DTPI.” The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock.

	Sales Price Per
	Share

	High	Low

Fiscal year ended March 31, 2002:
First Quarter	$18.75	$7.50
Second Quarter	12.50	9.44
Third Quarter	14.27	7.60
Fourth Quarter	$16.34	$10.21
Fiscal year ended March 31, 2003:
First Quarter	$13.65	$4.66
Second Quarter	5.97	2.01
Third Quarter	3.84	2.25
Fourth Quarter	$3.40	$1.40

      On June 5, 2003, the closing price of Class A Common Stock was $3.59 per share. At such date, we had approximately 6,500 holders of record of Class A Common Stock.

      Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock, if any. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future. Our financing arrangements currently do not prohibit us from declaring or paying dividends or making other distributions on the Common Stock. Under the terms of our credit agreement, we are required to maintain a minimum tangible net worth of $20 million.

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

	Year Ended March 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$84,809	$139,627	$266,536	$181,215	$132,974
Out-of-pocket expense reimbursements	11,811	28,379	40,864	21,745	19,331

Total revenue	96,620	168,006	307,400	202,960	152,305

Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	45,695	75,747	141,980	132,627	109,085
Out-of-pocket reimbursable expenses	11,811	28,379	40,864	21,745	19,331

Total project personnel and related expenses	57,506	104,126	182,844	154,372	128,416
Professional development and recruiting	9,448	13,199	26,673	10,834	4,134
Marketing and sales	4,669	7,325	13,431	7,136	3,865
Management and administrative support	11,298	18,260	41,989	46,794	37,363
Goodwill amortization	—	493	21,928	61,850	—
Non-cash compensation	—	—	18,187	52,305	53,078
Restructuring charges	—	—	—	15,542	29,266
Impairment charge on long lived assets	—	—	—	—	94,315

Total operating expenses	89,921	143,403	305,052	348,833	350,437

Income (loss) from operations	13,699	24,603	2,348	(145,873)	(198,132)

Interest income, net	2,488	2,002	11,999	4,138	2,586
Other expense	—	—	(8,714)	(2,985)	(2,442)

Total other income, net	2,488	2,002	3,285	1,153	144

Income (loss) before taxes and cumulative effect of change in accounting principle	16,187	26,605	5,633	(144,720)	(197,988)
Income tax expense (benefit)	6,351	10,377	18,500	(11,048)	21,209

Income (loss) before cumulative effect of change in accounting principle	9,836	16,228	(12,867)	(133,672)	(219,197)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	—	(140,864)

Net income (loss)	$9,836	$16,228	$(12,867)	$(133,672)	$(360,061)

Basic net income (loss) per share of common stock (1),(2)	$0.49	$0.78	$(0.49)	$(4.34)	$(11.41)
Diluted net income (loss) per share of common stock (1), (2)	$0.42	$0.62	$(0.49)	$(4.34)	$(11.41)
Shares used in computing basic net income (loss) per share of common stock (1)	19,915	20,807	26,448	30,813	31,548
Shares used in computing diluted net income (loss) per share of common stock (1)	23,346	25,984	26,448	30,813	31,548

	March 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$47,698	$182,945	$151,358	$96,773	$75,328
Working capital	46,872	183,967	132,501	103,564	67,326
Total assets	67,086	249,410	522,256	401,176	109,491
Long-term debt, including current portion	—	1,000	500	—	—
Total stockholders’ equity	$53,301	$218,318	$452,367	$375,098	$72,377

(1)	See Note 2 of “Notes to Consolidated Financial Statements” for an explanation of the methods used to compute basic and diluted earnings (loss) per share data.

(2)	In fiscal year 2003, the basic and diluted net loss per share of common stock included a net loss of $(4.47) per share due to the cumulative effect of change in accounting principle.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the information contained in the consolidated financial statements and related notes included elsewhere in this annual report.

Overview

      We are a premier global management consulting firm. We help leading organizations worldwide leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. We work collaboratively with our clients, utilizing small teams of consultants with skills in strategy, technology and program management. During fiscal year 2003 we generated $133.0 million of net revenues (before reimbursements of out-of-pocket expenses) from 142 clients. As of March 31, 2003, we employed 538 client-serving professionals and had eleven offices in North America, Europe and Latin America.

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

     Revenue Recognition

      We earn revenues from a range of consulting services, including helping organizations worldwide to leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. Our revenues are comprised of professional fees for services rendered to our clients plus reimbursement of out-of-pocket expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement.

      Service revenue recognition inherently involves a degree of estimation. Examples of important estimates in this area include determining the level of effort required to execute the project, calculating costs incurred and assessing our progress toward project completion on an ongoing basis. We believe that these are critical accounting estimates because they can materially effect our revenues and earnings and require us to make judgments about matters that are uncertain. We utilize a number of management processes to monitor project performance and revenue recognition including monthly reviews of the progress of each project against plan, staff and resource usage, service quality and client feedback. From time to time, as part of our normal management process, circumstances are identified that require us to revise our estimates of the revenues to be realized on a project. In most cases, these revisions relate to changes in the scope of the project, and do not significantly impact the expected fees on a contract. To the extent that a revised estimate affects revenue previously recognized, we record the full effect of the revision in the period when the underlying facts become known.

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

      Management makes estimates of the amount of our billed and unbilled accounts receivable that may not be collected from clients. We believe the allowance for doubtful accounts is a critical accounting estimate because it can materially effect our operating results and requires us to make judgments about matters that are uncertain. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers our overall experience with estimating uncollectible amounts. We recognize the effect of changes in our estimates, assumptions and assessments of the factors impacting the collectibility of amounts due from customers on an ongoing basis. As of March 31, 2003, our accounts receivable balance was $16.3 million, including unbilled accounts receivable of $4.5 million, and net of allowance for doubtful accounts of $1.6 million. Unbilled receivables represent revenues earned for services performed that have not been billed. Unbilled receivables are typically billed the following month.

      Although we and our clients agree on the scope of projects, expected deliverables and related fees in advance, from time to time we have made revisions to the scope of work and deliverables without making a corresponding adjustment to the fees for the project. We refer to this as “project run-on” as these revisions generally cause a project to extend beyond its targeted completion. We monitor our actual project run-on experience on an ongoing basis and perform monthly reviews of projects in progress against plan. We provide for project run-on costs based on our analysis of historical experience. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. As of March 31, 2003, our deferred revenue balance was $0.8 million. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

     Operating Expenses

      The largest portion of our operating expenses consists of project personnel and related expenses. Project personnel expenses consist of payroll costs and related benefits associated with professional staff. Other related expenses include travel, subcontracting, third-party vendor payments and unbillable costs associated with the delivery of services to our clients. The amount of these other direct costs can vary substantially from period to period depending largely on revenue. However, project personnel and related expenses are relatively fixed in nature, and declines in revenue will often result in reduced utilization of professional personnel and lower operating margins.

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

      In December 2001, September 2002 and December 2002 we recorded restructuring charges related to specific actions we took to better align our cost infrastructure with our near term revenue expectations. We estimated these costs based upon our restructuring plans and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” The restructuring charges and accruals required certain significant estimates of costs related to severance and other personnel-related expenses, as well as costs related to reductions in office space and estimated sublease income to be realized in the future, the write-off of associated leasehold improvements, and the establishment of accruals for other contractual commitments which are not expected to provide future benefit. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. Although we do not expect there to be significant changes to our plans, it is reasonably possible that such estimates could change in the near term due to unanticipated events, resulting in adjustments to the amounts recorded, and the effect could be material. Such revisions will be reflected in the financial statements in the period they occur.

     Valuation of Long-Lived Assets and Goodwill

      On April 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets (“intangibles”) are no longer subject to amortization, rather they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Under SFAS No. 142, goodwill impairment is assessed at the reporting unit level, using a discounted cash flow method. Prior to April 1, 2002, the Company amortized goodwill and identifiable intangible assets on a straight-line basis over their estimated useful life not to exceed 40 years, and periodically reviewed the recoverability of these assets based on the expected future undiscounted cash flows.

      Our goodwill was recognized in connection with acquisitions we made in fiscal 2000 and 2001. The majority of our goodwill related to our acquisition of Cluster Telecom BV, a pan-European consulting firm specializing in wireless technology and digital strategies, which occurred in November 2000.

      Under SFAS No. 142, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test requires our management to make significant judgments, estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows. This approach requires the use of significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows and perpetual growth rate, among others.

      During the first quarter of fiscal 2003, we completed our initial impairment review following the guidance in SFAS No. 142 and recorded a $140.9 million non-cash pretax charge for the impairment of goodwill, all of which was generated in the acquisition of Cluster Telecom BV. The charge reflected overall market declines since the acquisition was completed in November 2000, was non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

      During the fourth quarter of fiscal 2003, we performed the required annual impairment review for goodwill and recorded an additional non-cash charge of $94.3 million, which was recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. This impairment charge was recognized to reduce the carrying value of goodwill at our Europe and Latin America reporting unit ($84.3 million) and our North American reporting unit ($10.0 million). These charges reflect the units’ lower than expected performance, including the continued decline in the consulting market, and lower valuations in the consulting industry primarily due to current market conditions and related competitive pressures. The impairment charges are non-cash in nature and do not affect the Company’s liquidity. As a result of the charges recognized during the year ended March 31, 2003, the carrying value of our goodwill was reduced to zero at March 31, 2003.

     Valuation of Deferred Tax Assets

      In determining our current income tax provision we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets we must assess the likelihood that these assets will be recovered from future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record an allowance to reduce the net deferred tax asset to a value we believe will be recoverable by future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about the Company’s future income over the life of the deferred tax asset, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations. Management’s assumptions about future income require significant judgment because actual income has fluctuated in the past and may continue to do so.

      In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our performance, our project pipeline, and other appropriate factors.

      As a result of net operating losses incurred in fiscal years 2002 and 2003, anticipated additional net operating losses for the first quarter of fiscal year 2004, and uncertainty as to the extent and timing of taxable profits in future periods, the Company recorded a charge of $46.0 million to increase the valuation allowance against the net federal, state and foreign deferred tax assets during the fiscal year ended March 31, 2003. As of March 31, 2003, we had a full valuation allowance against our deferred tax assets of $50.2 million. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made.

New Accounting Policies

      On April 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of.” This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 144 in fiscal 2003.

      In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, however, we will continue to follow the guidance of EITF 94-3 for any changes in our restructuring estimates for the initiatives implemented prior to that date.

      In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on our results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have included the required disclosures in the consolidated financial statements included in this annual report on Form 10-K. As of April 1, 2003 we will begin to account for stock-based compensation issued to employees under SFAS No. 123 and related interpretations. We intend to apply the fair value based method of accounting to awards granted, modified or settled after April 1, 2003.

Results of Operations

      The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

	Year Ended March 31,

	2001	2002	2003

Revenue:
Revenue before out-of-pocket-expense reimbursements (net revenue)	100.0%	100.0%	100.0%
Out-of-pocket expense reimbursements	15.3	12.0	14.5

Total revenue	115.3	112.0	114.5
Operating Expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	53.3	73.2	82.0
Out-of-pocket reimbursable expenses	15.3	12.0	14.5

Total project personnel and related expenses	68.6	85.2	96.5
Professional development and recruiting	10.0	6.0	3.1
Marketing and sales	5.0	3.9	2.9
Management and administrative support	15.8	25.8	28.1
Goodwill amortization	8.2	34.1	—
Non-cash compensation	6.8	28.9	39.9
Restructuring charge	—	8.6	22.0
Impairment charge on long lived assets	—	—	71.0

Total operating expenses	114.4	192.5	263.5

Income (loss) from operations	0.9	(80.5)	(149.0)
Other income, net	1.2	0.6	0.1

Income (loss) before taxes and cumulative effect of change in accounting principle	2.1	(79.9)	(148.9)
Income tax expense (benefit)	6.9	(6.1)	16.0

Loss before cumulative effect of change in accounting principle	(4.8)	(73.8)	(164.9)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(105.9)

Net loss	(4.8)%	(73.8)%	(270.8)%

Fiscal 2003 Compared to Fiscal 2002

      Our net loss of $360.1 million during fiscal 2003 increased $226.4 million compared to our net loss of $133.7 million during fiscal 2002, primarily due to the non-cash loss related to the impairment in the value of goodwill, the increase in the valuation allowance against the deferred tax assets, and an increase in the operating loss before the impairment or amortization of goodwill, partially offset by decreased goodwill amortization resulting from the adoption of SFAS No. 142 in fiscal 2003.

      The Company applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock issued to employees. Effective April 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, in accounting for stock issued to employees for grants awarded, modified or settled subsequent to that date. Had compensation expense on options issued to employees been determined based on the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, the Company’s net loss and diluted loss per share would have increased by $9.0 million to a net loss of $369.1 million for the year ended March 31, 2003, or $(11.70) per share.

      Revenue before out-of-pocket expense reimbursements (“net revenue”) for fiscal 2003 was $133.0 million, down 26.6% compared with $181.2 million reported for fiscal 2002. Total revenue including out-of-pocket expense reimbursements was $152.3 million for fiscal 2003, down 25.0% compared with $203.0 million reported for fiscal 2002. The decline in revenue in fiscal 2003 can be principally attributed to the continued weakness in the global economy, resulting in a decline in current demand for the Company’s services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company’s sales cycle and reductions and/or deferrals of client expenditures for consulting services. Clients served in fiscal 2003 declined to 142 as compared to 156 clients served in fiscal 2002. Revenue from new clients accounted for 21.6% of fiscal 2003 revenue as compared to 16.9% in fiscal 2002. Revenue from existing clients accounted for 78.4% of total revenue in fiscal 2003 as compared to 83.1% in fiscal 2002.

      Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $23.5 million, or 17.7%, to $109.1 million during fiscal 2003 as compared to $132.6 million reported for fiscal 2002. Project personnel and related expenses including out-of-pocket reimbursable expenses decreased $26.0 million, or 16.8%, to $128.4 million during fiscal 2003 as compared to fiscal 2002. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented during the third quarter of fiscal 2002 and throughout fiscal 2003. During the quarters ended December 31, 2001, September 30, 2002 and December 31, 2002, we further reduced personnel as part of the Company’s restructuring plans. Overall, we reduced our client-serving professional staff 36.2% from 843 at March 31, 2002 to 538 at March 31, 2003. As a percentage of net revenue, project personnel and related expenses before out-of-pocket reimbursable expenses increased from 73.2% in fiscal 2002 to 82.0% during fiscal 2003, due primarily to a decline in revenue and lower utilization of personnel. Similarly, project personnel and related expenses including out-of-pocket reimbursable expenses increased as a percentage of net revenue from 85.2% in fiscal 2002 to 96.5% during fiscal 2003.

      Professional development and recruiting expenses decreased $6.7 million to $4.1 million during fiscal 2003 as compared to fiscal 2002. This decrease primarily reflects decreases in our level of recruiting personnel and activities, and decreased training conduct expenditures. As a percentage of net revenues, these expenses decreased to 3.1% from 6.0% during the prior year.

      Marketing and sales expenses decreased $3.3 million to $3.9 million during fiscal 2003 as compared to fiscal 2002 as a result of decreased marketing activities including the discontinuance of the publication of the Company’s magazine Context. As a percentage of net revenues, these expenses decreased to 2.9% as compared to 3.9% during the prior year.

      Management and administrative support expenses decreased from $46.8 million to $37.4 million, or 20.1%, during fiscal 2003 as compared to fiscal 2002 principally as a result of our cost reduction programs, including the closing of the New York office and the downsizing of other offices globally. As a percentage of net revenues, these expenses increased from 25.8% to 28.1% due to reduced revenues.

      Goodwill amortization decreased $61.9 million to zero during fiscal 2003 as compared to fiscal 2002 as a result of the Company’s adoption of SFAS No. 142 on April 1, 2002. As a percentage of net revenues, these expenses decreased from 34.1% to zero.

      Non-cash compensation increased from $52.3 during fiscal 2002 to $53.1 million during fiscal 2003. Non-cash compensation expense is primarily the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation will be earned over time contingent on the continued employment of these employees. The increase in non-cash compensation expense is due to the recognition of $8.6 million of additional expense related to the remaining unamortized original intrinsic value of certain non-vested stock options cancelled by the Company on May 14, 2002, pursuant to an offer to employees (other than senior officers) to surrender certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares. As a percentage of net revenues, non-cash compensation expense increased to 39.9% as compared to 28.9% during the prior year primarily due to reduced revenues.

      Restructuring charge expense increased from $15.5 million during fiscal year 2002 to $29.3 million during fiscal year 2003. In September and December 2002, the Company recorded restructuring charges of $20.9 million and $8.4 million, respectively, as a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003 and beyond. Combined, the two charges included $13.5 million for severance and related expenses. A total of 205 employees were terminated as part of the workforce reductions included in these charges, 71% of whom were project personnel and 29% of whom were operational personnel. Also included in the restructuring charges was $12.5 million for estimated contractual commitments related to office space reductions. The office space reductions included the further consolidation of office space in Barcelona, Boston, Chicago, Madrid, Munich, New York and Sao Paulo. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The charges also included $2.9 million for the write-off of various depreciable assets and the termination of certain equipment leases and $0.4 million of additional expense recorded in connection with the restructuring plan implemented in December 2001, due primarily to a change in estimate related to the cost of terminating an equipment lease. The Company expects the combined savings from the September 2002 and December 2002 restructuring plans to be in the range of $30 — $33 million on an annualized basis. As a percentage of net revenues, restructuring charge expense increased from 8.6% to 22.0%.

      During the fourth quarter of fiscal 2003, the Company conducted its annual assessment of the carrying value of goodwill. As a result, the Company recorded an impairment charge of $94.3 million to write-down the carrying value of goodwill to zero. This impairment charge was recognized to reduce the carrying value of goodwill at our Europe and Latin America reporting unit ($84.3 million) and our North American reporting unit ($10.0 million). These charges reflect the units’ lower than expected performance, including the continued decline in the consulting market, and lower valuations in the consulting industry primarily due to current market conditions and related competitive pressures. The impairment charges are non-cash in nature and do not affect the Company’s liquidity. As a percentage of net revenues, the impairment charge was 71.0%. As of March 31, 2003, the carrying amount of goodwill was zero.

      Loss from operations increased from a loss of $145.9 million in fiscal 2002 to a loss of $198.1 million during fiscal 2003 due primarily to the reduced revenues and the goodwill impairment charge, partially offset by decreases in operating expenses as a result of the discontinuation of goodwill amortization effective April 1, 2002 and the cost reduction programs implemented throughout fiscal years 2002 and 2003.

      Other income decreased $1.0 million from $1.2 million in fiscal 2002 to $0.2 million during fiscal 2003, primarily due to a decrease in interest yields and cash balances throughout fiscal year 2003 resulting in a decrease in interest income of $1.5 million, which was partially offset by foreign exchange gains. As a percentage of net revenues, other income decreased from 0.6% to 0.1%.

      The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the gross deferred tax assets. Income tax expense increased from an income tax benefit of $11.0 million during fiscal year 2002 to an income tax expense of $21.2 million during fiscal year 2003 due principally to a non-cash charge of $46.0 million to increase the valuation allowance against the net federal, state and foreign deferred tax assets. As of March 31, 2003, the valuation allowance against deferred tax assets was $50.2 million, and covered the full amount of the Company’s net federal, state and international deferred tax assets.

      During the first quarter of fiscal 2003, the Company completed its initial impairment review following the guidance in SFAS No. 142 and recorded a $140.9 million non-cash pretax charge for the impairment of goodwill, all of which was generated in the acquisition of Cluster Telecom BV. The charge reflects overall market declines since the acquisition was completed in November 2000, and is reflected as a cumulative effect of an accounting change in the consolidated financial statements for 2003.

Fiscal 2002 Compared to Fiscal 2001

      Our net loss of $12.9 million during fiscal 2001 increased by $120.8 million resulting in a net loss of $133.7 million during fiscal 2002, primarily due to increased amortization of goodwill and non-cash compensation costs recorded in connection with the Cluster transaction that closed on November 28, 2000, a decrease in operating income before amortization of goodwill and non-cash compensation, and costs associated with the restructuring plan implemented in the quarter ended December 31, 2001.

      Revenue before out-of-pocket expense reimbursements (“net revenue”) for fiscal 2002 was $181.2 million, down 32.0% compared with $266.5 million reported for fiscal 2001. Total revenue including out-of-pocket expense reimbursements was $203.0 million for fiscal 2002, down 34.0% compared with $307.4 million reported for fiscal 2001. The decline in revenue in fiscal 2002 can be principally attributed to the weakness in the global economy, resulting in a decline in current demand for the Company’s services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company’s sales cycle and reductions and deferrals of client expenditures for consulting services. Clients served in fiscal 2002 declined to 156 as compared to 169 clients served in fiscal 2001. Revenue from new clients accounted for 17% of fiscal 2002 revenue as compared to 55% in fiscal 2001. Revenue from existing clients accounted for 83% of total revenue in fiscal 2002 as compared to 45% in fiscal 2001.

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

      Management and administrative support expenses increased from $42.0 million to $46.8 million, or 11.4%, during fiscal 2002 as compared to fiscal 2001 as a result of the full year cost of the additional offices located in Barcelona, Boston, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, and São Paolo resulting from the Cluster transaction, and additional equipment and personnel necessary to support our increased consulting capacity. As a percentage of net revenues, these expenses increased from 15.8% to 25.8% due mainly to increased costs associated with the new offices, coupled with reduced revenues.

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

      Non-cash compensation increased from $18.2 million during fiscal 2001 to $52.3 million during fiscal 2002. This is primarily the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees as a result of the Cluster acquisition. This unearned compensation will be earned over time contingent on the continued employment of these employees. As a percentage of net revenues, non-cash compensation was 28.9%.

      In the third quarter of fiscal 2002, the Company recorded a restructuring charge of $15.5 million based on an evaluation of competitive conditions in our global markets. The Company completed an assessment of the infrastructure needed to support anticipated levels of business in fiscal 2003, and developed and implemented a restructuring plan designed to better align its cost structure and areas of operation with current business requirements. The restructuring charge consisted of $10.8 million for workforce reductions, $3.1 million for the reduction of office space, and $1.6 million for the write-down of other depreciable assets and equipment leases. The Company expects the restructuring will produce cost savings of $22 million on an annualized basis, of which approximately 68% relates to project personnel and related costs, and approximately 32% relates to other operating expenses.

      Income from operations decreased from $2.3 million to a loss of $145.9 million during fiscal 2002 as compared to fiscal 2001 due primarily to the increased amortization of goodwill and non-cash compensation, reduced revenue and the restructuring charge.

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

Liquidity and Capital Resources

      We maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on the LIBOR plus 1.50%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of March 31, 2003, we had approximately $9.1 million available under this line of credit. The line of credit expires July 31, 2003, at which time we expect to renew it under similar terms.

      Net cash used in operating activities was $22.1 million, which primarily included a net loss of $12.2 million after non-cash items (measured by adding back $207.0 million of the following non-cash items to the consolidated net loss before cumulative effect of change in accounting principle of $219.2 million: depreciation and amortization, restructuring charges, write-down of net book value of fixed assets, impairment charge on long lived assets, non-cash compensation and deferred income taxes), and $9.9 million used for working capital and other activities. Net cash used for working capital and other activities consisted mainly of fiscal 2002 and 2003 restructuring costs (e.g., severance and benefits) that were paid out during fiscal 2003 and a decrease in accounts payable, offset by decreases in accounts receivable and prepaid expenses. Our billings for the quarter ended March 31, 2003 totaled $32.7 million. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Cash used in investing activities was $0.7 million for fiscal 2003. Cash used in investing activities resulted primarily from purchases of property and equipment of $1.5 million, partially offset by cash provided by other assets of $0.8 million.

      Cash used in financing activities was $0.2 million for fiscal 2003. Cash used by financing activities resulted primarily from the proceeds from DiamondCluster’s common stock issued during fiscal 2003 totaling $5.1 million, net of the repurchase of DiamondCluster’s common stock totaling approximately $5.3 million in fiscal 2003. The Company’s Board of Directors has authorized the repurchase of the Company’s common stock through open market transactions. As of March 31, 2003 the number of shares available for repurchase was 2.6 million. At March 31, 2003, the number of shares purchased under this authorization was 3.4 million shares at an aggregate cost of $51.9 million.

      On May 2, 2002, the Company offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to surrender certain stock options previously granted to them in exchange for a future grant of a smaller number of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster’s 2000 Plan and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees were required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were surrendered as a part of this plan. Certain of these options had intrinsic value at the original grant date, the unvested portion of which had not been amortized to non-cash compensation expense at the date surrendered. The voluntary surrender of these options resulted in a non-cash charge to compensation expense of $8.6 million during the quarter ended June 30, 2002 relating to the remaining unamortized compensation expense related to these surrendered options. On November 15, 2002, approximately 1.0 million new options were granted to employees who remained employed by DiamondCluster. The exercise price for a majority of the options granted on November 15, 2002 was $0.76, or 25% of the fair market value of the Company’s common stock on that date.

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

      In fiscal year 2003, the Company recorded restructuring charges totaling $29.3 million as a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003 and beyond. The total cash outlay for these restructuring charges is expected to approximate $25.5 million. The remaining $3.8 million of restructuring costs consisted of non-cash charges primarily related to non-cash severance items, the write-down of certain assets to their estimated net realizable value, the write-off of sign-on bonuses previously paid to terminated employees, and a $0.4 million adjustment to the restructuring charge recorded in fiscal year 2002 due primarily to a change in estimate related to the cost of terminating an equipment lease. As of March 31, 2003, $12.8 million of cash had been expended for these initiatives. The Company expects the combined savings from the fiscal year 2003 restructuring plans to be in the range of $30 — $33 million on an annualized basis.

      In the quarter ended December 31, 2001, the Company incurred a restructuring charge of $15.5 million to adjust its operations to levels more appropriate for current business requirements. The total cash outlay for the restructuring is expected to approximate $13.2 million. The remaining $2.3 million of restructuring costs consisted of non-cash charges primarily for write-offs of leasehold improvements for the facilities being downsized, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of March 31, 2003, $12.3 million of cash had been expended for this initiative, primarily related to severance and related costs. The Company expects the restructuring will produce cost savings of $22 million on an annualized basis.

      The minimum future lease payments under operating leases with non-cancelable terms in excess of one year are disclosed in Note 8 of the “Notes to Consolidated Financial Statements.”

      We believe that our current cash balances, amounts available under our existing line of credit and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal 2005. If necessary, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities, although there is no assurance that such financing would be available to us on acceptable terms.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk Sensitive Instruments

Foreign Currency Risk

      International revenues are generated primarily from our services in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country, most of which are the euro. These subsidiaries also incur most of their expenses in the local currency, most of which are the euro. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impacted by changes in these or other factors.

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

      In the past, the Company has entered into transactions to reduce the effect of foreign exchange transaction gains and losses on recorded foreign currency denominated assets and liabilities, and to reduce the effect of foreign exchange translation gains and losses on the parent company’s net investment in its foreign subsidiaries. These transactions involve the use of forward foreign exchange contracts in certain European currencies. As of March 31, 2003, there were no open forward foreign exchange contracts outstanding. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the U.S. dollar value of the Company’s foreign currency transactions and investments in foreign subsidiaries are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis.

      DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/ U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income. At March 31, 2002, the Company had one euro/ U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/ U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. As of March 31, 2003, there were no open euro/ U.S. dollar or other forward contracts outstanding.

Interest Rate Risk

      The Company invests its cash in highly liquid investments with original maturities of three months or less. The interest rate risk associated with our investing activities at March 31, 2003 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings.

Item 8.     Consolidated Financial Statements and Supplementary Data

      The information required by this item is contained in the consolidated financial statements and schedules set forth in Item 14(a) under the captions “Consolidated Financial Statements and Schedules” as a part of this report.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

      Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

Item 10.     Directors and Executive Officers of the Registrant

      Information with respect to Directors of the Company will be set forth in the Proxy Statement under the heading “Election of Directors,” which information is incorporated herein by reference, or in an amendment to this Form 10-K. Information regarding the executive officers of the Company is included in Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 11.     Executive Compensation

      Information with respect to executive compensation will be set forth in the Proxy Statement under the heading “Compensation of Executive Officers,” which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Performance Graph), or in an amendment to this Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table summarizes information about the Company’s equity incentive plans as of March 31, 2003 (share amounts in thousands):

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,962	$11.34	19,409	(1)
Equity compensation plans not approved by security holders(2)	199	$13.40	84

Total	17,161		19,493

(1)	Includes 996,658 shares available for future issuance under the Company’s Employee Stock Purchase Plan.

(2)	The Advisors’ Stock Option Plan (the “Advisors’ Plan”) relates to a maximum of 525,000 shares of Class A common stock, which may be issued upon the exercise of stock options granted to outside advisors of the Company during the period February 26, 1997 through August 10, 1999. The terms of the Advisors Plan mirror the terms of the Company’s 1998 Equity Incentive Plan previously adopted by the shareholders in all material respects, except that (i) the maximum number of shares available for issuance under the Advisors Plan is 525,000 shares, and (ii) the eligible participants under the Advisors Plan are those outside consultants to the Company as the Plan Committee shall decide from time to time. The options issued under the Advisors Plan were granted at the fair market value on the grant date (calculated based on the average of the closing price on the Nasdaq Market System of the Class A Common Stock for the ten trading days preceding the grant date). The options vest over periods ranging from 2 to 4 years after the date of grant, and expire on dates ranging from 5 to 8 years after the date of grant.

      Information with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 13.     Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions will be set forth in the footnotes to the consolidated financial statements included herein, and in the Proxy Statement, which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 14.     Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to recent legislation and proposed regulations, we reviewed our disclosure controls and procedures. We also established a disclosure committee which consists of certain members of our senior management. The Chairman and Chief Executive Officer, the Senior Vice President of Finance and Administration and the Chief Financial Officer of DiamondCluster International, Inc. (its principal executive officer and principal financial officers, respectively) have concluded, based on their evaluations as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

      There were no significant changes in the Company’s internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date of our most recent evaluation.

Item 15.     Principal Accountant Fees and Services

      Information with respect to principal accountant fees and services will be set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

PART IV

Item 16.     Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

      (a) Consolidated Financial Statements and Schedules

(1) The consolidated financial statements and schedule listed in the index on page F-1 are filed as part of this Form 10-K.

      All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the consolidated financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(2) see (1) above

(3) see (c) below

      (b) Reports on Form 8-K

None.

      (c) Exhibits

      The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description

3.1(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Form 10-Q for the Quarter ended September 30, 2002 and incorporated herein by reference).
3.2**	Amended and Restated By-laws of the Company.
10.1**	Amended and Restated DiamondCluster International, Inc. 1998 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A dated July 11, 2001 (File No. 000-22125) and incorporated herein by reference).
10.2**	Form of Employment Agreement between each of the Named Officers and the Company.
10.7**	Amended and Restated Voting and Stock Restriction Agreement dated as of April 1, 1996 among the Company, Technology Leaders L.P., Technology Leaders Offshore C. V., CIP Capital L.P., Safeguard Scientifics (Delaware), Inc. and certain of the shareholders of the Company.
10.8	Amended and Restated Partners Operating Agreement dated as of November 16, 2001 among the Company and the partners of the Company (filed as Exhibit 10.8 to the Company’s Form 10-K for the Fiscal Year ended March 31, 2002 and incorporated herein by reference).
21	Subsidiaries of the Registrant (filed as Exhibit 21 to the Company’s Form 10-K for the Fiscal Year ended March 31, 2002 and incorporated herein by reference).
23*	Consent of Independent Public Accountants.
24.1*	Power of Attorney (included on signature page).
99.1*	Risk Factors.
99.2*	CEO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
99.3*	CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
99.4*	Senior Vice President, Finance and Administration Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Incorporated by reference to the corresponding exhibits filed with the Company’s Registration Statement on Form S-1 (No. 333-17785)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.

By:	/s/ MELVYN E. BERGSTEIN

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

Signature	Title	Date

/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Chairman and Chief Executive Officer (Principal Executive Officer)	June 23, 2003

/s/ KARL E. BUPP Karl E. Bupp	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 23, 2003

/s/ ADAM J. GUTSTEIN Adam J. Gutstein	President, North America and Director	June 23, 2003

/s/ JAVIER RUBIO Javier Rubio	President, Europe and Latin America and Director	June 23, 2003

/s/ JOHN J. SVIOKLA John J. Sviokla	Vice Chairman and Director	June 23, 2003

/s/ EDWARD R. ANDERSON Edward R. Anderson	Director	June 23, 2003

/s/ DONALD R. CALDWELL Donald R. Caldwell	Director	June 23, 2003

Signature	Title	Date

/s/ MARK L. GORDON Mark L. Gordon	Director	June 23, 2003

/s/ ALAN C. KAY Alan C. Kay	Director	June 23, 2003

/s/ MICHAEL E. MIKOLAJCZYK Michael E. Mikolajczyk	Director	June 23, 2003

/s/ ARNOLD R. WEBER Arnold R. Weber	Director	June 23, 2003

DIAMONDCLUSTER INTERNATIONAL, INC.

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

DiamondCluster International, Inc.:

      We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries (the Company) as of March 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondCluster International, Inc. and subsidiaries as of March 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets,” as of April 1, 2002.

/s/ KPMG LLP

Chicago, Illinois

April 25, 2003

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2002 and 2003

	2002	2003

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$96,773	75,328
Accounts receivable, net of allowance of $1,089 and $1,597 as of March 31, 2002 and 2003, respectively	22,131	16,314
Income taxes receivable	1,321	—
Prepaid expenses and short-term deferred taxes	9,417	5,598

Total current assets	129,642	97,240
Computers, equipment, leasehold improvements and software, net	15,789	10,349
Other assets and long-term deferred taxes	20,566	1,902
Goodwill, net	235,179	—

Total assets	$401,176	$109,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,277	$4,193
Deferred revenue	893	760
Income taxes payable	—	730
Restructuring accrual, current portion	3,963	7,134
Other accrued liabilities	14,945	17,097

Total current liabilities	26,078	29,914
Restructuring accrual, less current portion	—	7,200

Total liabilities	26,078	37,114

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Class A Common Stock, $.001 par value, 200,000 shares authorized, 27,497 and 28,731 shares issued as of March 31, 2002 and 2003, respectively	27	29
Class B Common Stock, $.001 par value, 100,000 shares authorized, 6,562 and 6,493 shares issued as of March 31, 2002 and 2003, respectively	7	6
Additional paid-in capital	659,844	644,302
Unearned compensation	(121,340)	(47,330)
Notes receivable from sale of common stock	(80)	(71)
Accumulated other comprehensive income (loss)	(2,810)	1,294
Accumulated deficit	(113,860)	(473,921)

	421,788	124,309
Less Common Stock in treasury, at cost, 2,424 shares held at March 31, 2002 and 3,392 shares held at March 31, 2003.	46,690	51,932

Total stockholders’ equity	375,098	72,377

Total liabilities and stockholders’ equity	$401,176	$109,491

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Fiscal years ended March 31, 2001, 2002 and 2003

	2001	2002	2003

	(In thousands, except per share data)
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$266,536	$181,215	$132,974
Out-of-pocket expense reimbursements	40,864	21,745	19,331

Total revenue	307,400	202,960	152,305
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	141,980	132,627	109,085
Out-of-pocket reimbursable expenses	40,864	21,745	19,331

Total project personnel and related expenses	182,844	154,372	128,416
Professional development and recruiting	26,673	10,834	4,134
Marketing and sales	13,431	7,136	3,865
Management and administrative support	41,989	46,794	37,363
Goodwill amortization	21,928	61,850	—
Non-cash compensation*	18,187	52,305	53,078
Restructuring charges	—	15,542	29,266
Impairment charge on long-lived assets	—	—	94,315

Total operating expenses	305,052	348,833	350,437

Income (loss) from operations	2,348	(145,873)	(198,132)
Interest income	12,055	4,164	2,635
Interest expense	(56)	(26)	(49)
Other expense, net	(8,714)	(2,985)	(2,442)

Total other income, net	3,285	1,153	144

Income (loss) before taxes and cumulative effect of change in accounting principle	5,633	(144,720)	(197,988)
Income tax expense (benefit)	18,500	(11,048)	21,209

Loss before cumulative effect of change in accounting principle	(12,867)	(133,672)	(219,197)
Cumulative effect of change in accounting principle	—	—	(140,864)

Net loss	(12,867)	(133,672)	(360,061)
Unrealized loss from securities, net of income tax benefit of $232 for the fiscal year ended 2001.	(363)	—	—
Reclassification adjustment, net of income tax expense of $344 and income tax benefit of $232 for the fiscal years ended 2001 and 2002, respectively	(539)	363	—
Foreign currency translation adjustments	(886)	(1,924)	4,104

Comprehensive loss	$(14,655)	$(135,233)	(355,957)

Basic and diluted loss per share of common stock:
Loss before cumulative effect of change in accounting principle	$(0.49)	$(4.34)	$(6.95)
Cumulative effect of change in accounting principle	—	—	(4.47)

Net loss	$(0.49)	$(4.34)	$(11.41)

Shares used in computing basic and diluted net loss per share of common stock	26,448	30,813	31,548

*Non-cash compensation:
Project personnel and related expenses	$17,930	$51,352	$51,953
Professional development and recruiting	29	94	138
Marketing and sales	14	88	227
Management and administrative support	214	771	760

Total non-cash compensation	$18,187	$52,305	$53,078

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal years ended March 31, 2001, 2002 and 2003

					Notes			Accumulated
					Receivable			Other
	Class A	Class B	Additional		from sale of	Retained		Comprehensive	Total
	Common	Common	Paid-in	Unearned	Common	Earnings	Treasury	Income	Stockholders’
	Stock	Stock	Capital	Compensation	Stock	(Deficit)	Stock	(Loss)	Equity

	(In thousands)
Balance at March 31, 2000	$22	$3	$195,372	$—	$(232)	$32,679	$(10,065)	$539	$218,318
Issuance of stock	—	6	246,867	—	(543)	—	—	—	246,330
Issuance of stock options below market — net	—	—	190,062	(195,562)	—	—	—	—	(5,500)
Non-cash compensation	—	—	—	18,187	—	—	—	—	18,187
Exercise of stock options	1	1	7,661	—	—	—	—	—	7,663
Income tax benefit related to stock option exercises	—	—	7,910	—	—	—	—	—	7,910
Purchase of treasury stock	—	—	—	—	—	—	(30,691)	—	(30,691)
Conversion to Class A	1	(1)	—	—	—	—	—	—	—
Repayment of notes	—	—	—	—	443	—	—	—	443
Employee stock purchase plan	—	—	4,362	—	—	—	—	—	4,362
Unrealized loss on securities	—	—	—	—	—	—	—	(902)	(902)
Translation adjustment	—	—	—	—	—	—	—	(886)	(886)
Net loss	—	—	—	—	—	(12,867)	—	—	(12,867)

Balance at March 31, 2001	$24	$9	$652,234	$(177,375)	$(332)	$19,812	$(40,756)	$(1,249)	$452,367

Issuance of stock	—	1	5,274	(4,707)	59	—	—	—	627
Forfeiture and cancellation of stock options issued below market — net	—	—	(7,620)	8,437	—	—	—	—	817
Non-cash compensation	—	—	—	52,305	—	—	—	—	52,305
Exercise of stock options	—	1	5,358	—	—	—	—	—	5,359
Income tax benefit related to stock option exercises	—	—	1,456	—	—	—	—	—	1,456
Purchase of treasury stock	—	—	—	—	—	—	(5,934)	—	(5,934)
Conversion to Class A	3	(4)	—	—	—	—	—	—	(1)
Repayment of notes	—	—	—	—	193	—	—	—	193
Employee stock purchase plan	—	—	3,142	—	—	—	—	—	3,142
Unrealized gain on securities	—	—	—	—	—	—	—	363	363
Translation adjustment	—	—	—	—	—	—	—	(1,924)	(1,924)
Net loss	—	—	—	—	—	(133,672)	—	—	(133,672)

Balance at March 31, 2002	$27	$7	$659,844	$(121,340)	$(80)	$(113,860)	$(46,690)	$(2,810)	$375,098

Issuance of stock	—	1	751	352	—	—	—	—	1,104
Forfeiture and cancellation of stock options issued below market — net	—	—	(20,986)	20,580	—	—	—	—	(406)
Non-cash compensation	—	—	—	53,078	—	—	—	—	53,078
Exercise of stock options	—	—	2,343	—	—	—	—	—	2,343
Income tax benefit related to stock option exercises	—	—	333	—	—	—	—	—	333
Purchase of treasury stock	—	—	—	—	—	—	(5,242)	—	(5,242)
Conversion to Class A	2	(2)	—	—	—	—	—	—	—
Repayment of notes	—	—	—	—	9	—	—	—	9
Employee stock purchase plan	—	—	2,017	—	—	—	—	—	2,017
Translation adjustment	—	—	—	—	—	—	—	4,104	4,104
Net loss	—	—	—	—	—	(360,061)	—	—	(360,061)

Balance at March 31, 2003	$29	$6	$644,302	$(47,330)	$(71)	$(473,921)	$(51,932)	$1,294	$72,377

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years ended March 31, 2001, 2002 and 2003

	2001	2002	2003

	(In thousands)
Cash flows from operating activities:
Net loss before cumulative effect of change in accounting principle	$(12,867)	$(133,672)	$(219,197)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restructuring charges	—	15,542	29,266
Depreciation and amortization	6,333	7,156	5,766
Write-down of net book value of computers, equipment, leasehold improvements and software, net	—	—	2,071
Impairment charge on long-lived assets	—	—	94,315
Goodwill amortization	21,928	61,850	—
Non-cash compensation	18,187	52,305	53,078
Deferred income taxes	(4,282)	(10,475)	22,536
Tax benefits from employee stock plans	7,921	1,456	333
Write-down of equity investments	8,555	4,577	—
Other	—	(1,846)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,028	10,369	8,205
Prepaid expenses and other	10,042	2,106	1,826
Accounts payable	(1,739)	(521)	(2,433)
Accrued compensation	14,117	(28,336)	—
Restructuring accrual	—	(11,579)	(18,895)
Deferred revenue	(944)	(1,791)	(306)
Income taxes payable	5,527	(12,318)	1,899
Other assets and liabilities	(12,162)	(837)	(518)

Net cash provided by (used in) operating activities	65,644	(46,014)	(22,054)

Cash flows from investing activities:
Capital expenditures, net	(9,258)	(6,817)	(1,528)
Acquisitions, net of cash acquired	(54,174)	(1,781)	—
Other assets	(2,500)	(2,205)	872

Net cash used in investing activities	(65,932)	(10,803)	(656)

Cash flows from financing activities:
Repayment of note	(12,484)	(500)	—
Common stock issued	12,484	9,137	5,067
Purchase of treasury stock	(30,691)	(5,934)	(5,242)

Net cash provided by (used in) financing activities	(30,691)	2,703	(175)

Effect of exchange rate changes on cash	(608)	(471)	1,440

Net decrease in cash and cash equivalents	(31,587)	(54,585)	(21,445)
Cash and cash equivalents at beginning of year	182,945	151,358	96,773

Cash and cash equivalents at end of year	$151,358	$96,773	$75,328

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$25	$77	$221
Cash paid during the year for income taxes	316	7,296	3,006
Supplemental disclosure for non-cash investing and financing activities:
Issuance of common stock for notes	$543	$—	$—

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Basis of Presentation

      DiamondCluster International, Inc. (the “Company” or “Diamond”) is a premier global management consulting firm that helps leading organizations worldwide leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. The Company works collaboratively with its clients, utilizing small teams of consultants with skills in strategy, technology and program management. As of March 31, 2003, the Company employed 538 client-serving professionals and had eleven offices in North America, Europe and Latin America.

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

     Allowance for Doubtful Accounts and Deferred Revenue

      Management makes estimates of the amount of billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers the Company’s overall experience with estimating uncollectible amounts. As of March 31, 2003, the accounts receivable balance was $16.3 million, including unbilled accounts receivable of $4.5 million, and net of allowance for doubtful accounts of $1.6 million. Unbilled accounts receivable are typically billed the following month.

      Provisions are also made for estimated costs to be incurred subsequent to targeted project completion. These provisions are estimated based principally on historical experience and a review of projects in progress and are reflected, net of actual costs incurred on completed projects, in deferred revenue. Although from time to time the Company has been required to make revisions to clients’ estimated deliverables, to date there have

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been no such revisions that have had a material effect on the Company’s operating results. The deferred revenue balance, measured based on the gross amount of services to be rendered subsequent to the targeted completion date, was $0.8 million as of March 31, 2003. Also included in the deferred revenue balance are prepaid client fees related to consulting services that the Company expects to earn in subsequent periods. These prepaid amounts historically have been and continue to be immaterial to the total deferred revenue balance.

     Cash and Cash Equivalents

      Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds.

     Long-Lived Assets

      Computers and equipment, leasehold improvements and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of assets, which range from eighteen months to five years for computers and equipment, five years for leasehold improvements and three to five years for software. Costs capitalized for internally developed software include external consulting fees and employee salaries. Related depreciation and amortization expense was $6.3 million, $7.2 million and $5.8 million for the years ended March 31, 2001, 2002 and 2003, respectively.

     Goodwill

      Goodwill resulting from business acquisitions represents the excess of purchase price over the fair value of the net assets acquired and prior to April 1, 2002 was being amortized on a straight-line basis over useful lives ranging between 5 and 25 years. Accumulated amortization amounted to $22.4 million and $84.3 million as of March 31, 2001 and 2002, respectively. On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets (“intangibles”) are no longer subject to amortization, rather they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Under SFAS No. 142, goodwill impairment is assessed at the reporting unit level, using a discounted cash flow method. The Company completed its initial impairment test on goodwill using the methodology described in SFAS No. 142 in the first quarter of fiscal 2003, and conducted an annual assessment of impairment based on fair value in accordance with the requirements of SFAS No. 142 during the fourth quarter of fiscal year 2003. In connection with the adoption of SFAS No. 142 on April 1, 2002, the Company recognized an impairment loss of $140.9 million as the cumulative effect of a change in accounting principle. In connection with the annual assessment during the fourth quarter of fiscal year 2003, the Company recognized an additional impairment loss of $94.3 million. The carrying value of goodwill as of March 31, 2003 was zero.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth an analysis of the changes in the total carrying amount of goodwill for the fiscal years ended March 31, 2002 and 2003 (in thousands):

Balance as of April 1, 2001	$295,600
Goodwill acquired during the year	1,429
Goodwill amortized during the year	(61,850)

Balance as of March 31, 2002	235,179
Goodwill amortized during the year	—
Impairment loss recognized during the year	(235,179)

Balance as of March 31, 2003	$—

      The following table sets forth a reconciliation of reported net income (loss) to adjusted net income for fiscal 2001 and 2002 (in thousands):

	Fiscal Year Ended
	March 31,

	2001	2002

Reported net income (loss)	$(12,867)	$(133,672)
Add back: Goodwill amortization	21,928	61,850

Adjusted net income (loss)	$9,061	$(71,822)

Basic earnings per share:
Reported net income	$(0.49)	$(4.34)
Goodwill amortization	0.83	2.01

Adjusted net income (loss)	$0.34	$(2.33)

Diluted earnings per share:
Reported net income (loss)	$(0.49)	$(4.34)
Goodwill amortization	0.77	2.01

Adjusted net income (loss)	$0.28	$(2.33)

     Accounting for Investment Interests

      Occasionally, the Company may obtain non-controlling equity ownership interests either for cash or as compensation for services performed. Equity securities are accounted for under the cost method of accounting unless these securities have readily determinable fair values based on quoted market prices. Securities for which the fair market value is determinable are recorded under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies these securities as available-for-sale securities. Unrealized gains and losses on these investments are reported in comprehensive income or loss as “unrealized gain (loss) on securities,” and accumulated as a separate component of stockholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of an impairment charge in other income (expense). As of March 31, 2003 the carrying value of such investments was zero.

     Unearned Compensation

      Unearned compensation represents stock-based compensation that has not yet been earned, and is reported as “unearned compensation” within the stockholders’ equity section of the consolidated balance sheet. The Company has chosen to account for stock-based compensation arising from fixed awards to

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost of stock options (“non-cash compensation”) is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option’s exercise price, and is charged to operations over the vesting period, which generally ranges between two and five years.

      The Company applies SFAS No. 123, “Accounting for Stock Based Compensation,” in accounting for stock issued to individuals or groups other than employees. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock issued to employees. Had compensation expense on these options been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and basic and diluted loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2002	2003

Net income (loss):
As reported	$(12,867)	$(133,672)	$(360,061)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	18,187	52,305	53,843 *
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(55,568)	(127,749)	(62,870)

Pro forma	$(50,248)	$(209,116)	$(369,088)

Basic and diluted net loss per share:
As reported	$(0.49)	$(4.34)	$(11.41)
Pro forma	(1.90)	(6.79)	(11.70)

*	In fiscal year 2003, this amount includes $0.8 million of compensation expense related to restricted stock that was recorded as part of the restructuring charge expense in the Consolidated Statement of Operations.

     Other Comprehensive Income

      Other comprehensive income represents unrealized gains and losses on available-for-sale securities, net of the related tax effect, and cumulative foreign currency translation adjustments.

     Derivative Instruments and Hedging Activities

      On April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

      The Company’s use of derivative instruments has been limited to forward foreign currency contracts, which have been used to hedge net investments in certain foreign operations. All derivatives are recognized on the balance sheet at their fair value. On the date a derivative foreign currency contract is entered into, the Company designates the derivative as a hedge of a net investment in a foreign operation. The Company documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis,

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of a derivative, to the extent effective as a hedge, that is used as a hedge of a net investment in a foreign operation are recorded in the cumulative translation adjustments account within other comprehensive income.

      The Company has entered into transactions to reduce the effect of foreign exchange rate fluctuations on recorded foreign currency denominated assets and liabilities, and to mitigate the effect of such foreign exchange rate changes on the parent company’s net investment in its foreign subsidiaries. These transactions involve the use of forward foreign exchange contracts in certain European currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the U.S. dollar value of the Company’s foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis. There were no open euro/U.S. dollar or other foreign currency contracts outstanding as of March 31, 2003.

     Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, investments and accounts receivable. The Company places its cash balances with high quality financial institutions. Investments are carried at cost or fair value, as appropriate, and are not significant at March 31, 2003. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had one client that accounted for 12% of revenues for the year ended March 31, 2001, and did not have any clients that individually accounted for greater than 10% of its net revenues for the years ended March 31, 2002 and 2003, respectively. The Company had no clients that accounted for greater than 10% of accounts receivable at March 31, 2003.

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

     Net Income (Loss) Per Share

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and warrants (using the treasury

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net income (loss) per share for the fiscal years ended March 31, 2001, 2002 and 2003:

	2001	2002	2003

Shares used in computing basic net income (loss) per share	26,448	30,813	31,548
Dilutive effect of stock options and warrants	—	—	—

Shares used in computing diluted net income (loss) per share	26,448	30,813	31,548

Antidilutive securities not included in dilutive net income (loss) per share calculation	18,206	26,266	17,161

     Financial Instruments

      The fair value of the Company’s financial instruments approximates their carrying value.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(3) New Accounting Policies

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the required annual disclosures related to stock-based compensation in Notes 2 and 10 to the consolidated financial statements. As of April 1, 2003 the Company will begin accounting for awards granted, modified or settled after that date using the fair value method under SFAS No. 123 and related interpretations.

(4) Restructuring Charges

      As a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003 and beyond, the Company restructured its workforce and operations in December 2002, September 2002, and December 2001.

      In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million ($5.4 million on an after-tax basis, or $0.17 per share). The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, of whom 7 were still employed by the Company as of March 31, 2003. The Company terminated most of these remaining employees early in the first quarter of fiscal 2004 upon the completion of project assignments. Of the total employees severed, 79% were project personnel and 21% were operational personnel.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million ($12.8 million on an after-tax basis or $0.41 per share). The $20.5 million charge consisted of $12.1 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of March 31, 2003. Of the total employees severed, 60% were project personnel and 40% were operational personnel. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value.

      In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis, or $0.31 per share). In September 2002, the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of March 31, 2003. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

      The total cash outlay for the restructuring announced in December 2002 is expected to approximate $7.5 million. The remaining $0.9 million of restructuring costs consist of non-cash charges primarily related to non-cash severance items and the write-down of certain assets to their estimated net realizable value. As of March 31, 2003, approximately $5.3 million of cash had been expended for this initiative, primarily related to severance and related costs.

      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $18.0 million. The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of March 31, 2003, $7.5 million of cash had been expended for this initiative, primarily related to severance and related costs.

      The total cash outlay for the restructuring announced in December 2001 is expected to approximate $13.2 million. The remaining $2.7 million of restructuring costs consist of non-cash charges primarily for the write-off of leasehold improvements and other related costs for the facilities being downsized, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of March 31, 2003, $12.3 million of cash had been expended for this initiative, primarily related to severance and related costs.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major components of the restructuring charges are as follows (amounts in thousands):

					Utilized
	FY02 Q3	FY02 Q3	FY03 Q2	FY03 Q3			Other	Balance
Description	Charge	Adjustment	Charge	Charge	Cash	Non-cash	Adjustments*	3/31/03

Severance and related costs	$10,847	$53	$5,638	$7,761	$(19,755)	$(2,360)	$329	$2,513
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	397	(3,803)	(1,452)	240	10,548
Write-off of property, plant, equipment and obligations for equipment leases	1,606	375	2,714	251	(1,557)	(2,116)	—	1,273

	$15,542	$400	$20,457	$8,409	$(25,115)	$(5,928)	$569	$14,334

*	Relates to translation adjustments.

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

(5) Computers, Equipment, Leasehold Improvements and Software, Net

      Computers, equipment, leasehold improvements and software, net at March 31, 2002 and 2003 are summarized as follows (amounts in thousands):

	2002	2003

Computers and equipment	$16,702	$15,396
Leasehold improvements	7,304	6,800
Software	11,323	11,504

	35,329	33,700
Less accumulated depreciation and amortization	(19,540)	(23,351)

	$15,789	$10,349

(6) Other Assets and Long-Term Deferred Taxes

      Other assets and long-term deferred taxes at March 31, 2002 and 2003 are summarized as follows (amounts in thousands):

	2002	2003

Deferred income taxes — long term	$16,818	$—
Notes receivable from employees	2,205	1,902
Other assets	1,543	—

Total	$20,566	$1,902

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Other Accrued Liabilities

      Other accrued liabilities at March 31, 2002 and 2003 are summarized as follows (amounts in thousands):

	2002	2003

Social Security tax accrual	$4,047	$2,481
VAT taxes payable	1,036	2,833
Other taxes payable	2,658	2,748
Other accrued liabilities	7,204	9,035

Total	$14,945	$17,097

(8) Commitments

      The Company leases office space and equipment under various operating leases. As of March 31, 2003, the minimum future lease payments under operating leases with non-cancelable terms in excess of one year are as follows (amounts in thousands):

Year ending March 31,

2004	$7,561
2005	6,468
2006	5,249
2007	4,560
2008	3,919
Thereafter	11,053

$38,810

      Rent expense under operating leases amounted to $9.6 million, $10.9 million and $11.1 million for the years ended March 31, 2001, 2002 and 2003, respectively.

      The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space and office furniture amounting to $0.9 million as of March 31, 2003. These letter of credit obligations decline annually during the lease terms.

(9) Line of Credit

      The Company maintains a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank. Under this agreement, the Company may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.5%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit has been reduced, as necessary, to account for letters of credit outstanding. As of March 31, 2003, the Company had approximately $9.1 million available under this line of credit. The line of credit expires on July 31, 2003. The Company expects to renew the line of credit under similar terms at that time.

(10) Stockholders’ Equity

      The Company’s Board of Directors authorized the repurchase of up to six million shares of DiamondCluster’s Class A Common Stock as part of an existing stock repurchase program. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volume dependent upon market conditions. At March 31, 2003, the number of shares purchased under this authorization was 3.4 million shares at an aggregate cost of $51.9 million.

      In August 2001, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Restated and Amended Employee Stock Purchase Plan. The Restated and Amended Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under the section 423 of the Internal Revenue Code and contains 2.4 million shares of Class B Common Stock. The plan allows qualifying employees to purchase Class B Common Stock each quarter, at 85% of the lesser of the fair market value of the Class A Common Stock on the individual’s enrollment date or the purchase date. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period. At March 31, 2003, approximately 1.0 million shares are still available for future issuance under this plan.

      Class A Common Stock is entitled to one vote per share and Class B Common Stock is entitled to five votes per share on all matters submitted to the vote of holders of common stock. Class B Common Stock may only be owned beneficially or of record by (i) employees of the Company, (ii) a company, partnership or trust controlled by an employee or (iii) the Company.

     Stock Option Rehabilitation

      On May 2, 2002, the Company offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to surrender certain stock options previously granted to them in exchange for a future grant of a smaller number of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster’s 2000 Stock Option Plan (2000 Plan) and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees were required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were surrendered as a part of this plan. Certain of these options had intrinsic value at the original grant date, the unvested portion of which had not been amortized to non-cash compensation expense at the date surrendered. The voluntary surrender of these options resulted in a non-cash charge to compensation expense of $8.6 million during the quarter ended June 30, 2002 relating to the remaining unamortized compensation expense related to these surrendered options. On November 15, 2002, approximately 1.0 million new options were granted to employees who remained employed by DiamondCluster. The exercise price for a majority of the options granted on November 15, 2002 was $0.76, or 25% of the fair market value of the Company’s common stock on that date.

      On January 30, 2001, the Company offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to cancel certain stock options previously granted to them in exchange for a future grant of a lesser number of new options to purchase the same class of shares, a majority of which would vest proportionately over a four year period. The original options were granted under the 2000 Plan and under the 1998 Equity Incentive Plan. Employees who accepted the offer were required to make an election with respect to all covered options by February 8, 2001. In order to receive the new options, the employees were required to remain employed by DiamondCluster until August 9, 2001. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 2.3 million stock options were cancelled as part of this plan. On August 9, 2001, a total of 1.5 million of new options were granted, which represented between 75% and 100% of the original grant and had an exercise price that was set on the grant date. The exercise price for a majority of the options granted on August 9, 2001 was set at fair market value.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Options

      The Company has adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options, stock appreciation rights (“SARs”) and stock awards to officers and employees and non-qualified stock options, SARs and stock awards to certain persons who were not employees on the date of grant, and certain non-employee members of the Board of Directors. Under the 2000 Plan, 8.5 million shares were authorized for grant, and at March 31, 2003, approximately 4.3 million shares are still available for future grant. Under the 1998 Equity Incentive Plan (collectively, the “Stock Option Plans” or “Plans”), 41.4 million shares were authorized for grant, and at March 31, 2003, approximately 14.1 million shares were still available for future grant. All such options are for Class B shares of common stock.

      The Stock Option Plans provide that fair market value will be determined based on the average of the closing price of a share of Class A Common Stock on the Nasdaq Stock Market System for the ten trading days immediately preceding the date of grant. Options granted under the 1998 Equity Incentive Plan must have an exercise price at or above the fair market value on the date of grant. Options granted under the 2000 Plan can have an exercise price that is below the fair market value on the date of grant. Options have been granted to officers which vest incrementally, in varying percentages, on the first through fifth anniversaries of the date of grant, respectively, and expire either on the seventh anniversary of the date of grant or six months after the fifth anniversary of the date of grant for more recent grants. Options have been granted to non-officer employees which fully vest either upon the third anniversary of the date of grant and expire on the fifth anniversary of the date of grant, or which vest ratably over four years and expire either on the sixth anniversary of the date of grant or six months after the fourth anniversary of the date of grant for more recent grants. Options were also granted to employees at various times which vest over periods ranging from 18 months to 3 years from the date of grant, and which expire on the fifth anniversary of the date of grant. Non-qualified stock options vest over periods ranging from immediately to five years. The Company allocates the cost of compensatory stock awards over the vesting period using the straight-line method.

      During fiscal 2003, the Company granted options to purchase 2.7 million shares of Class B Common Stock. Approximately 0.7 million of these options were granted in connection with the stock option rehabilitation program discussed above.

      During fiscal 2002, the Company granted options to purchase 12.3 million shares of Class B Common Stock. A portion of such options were granted in connection with the Company’s efforts to contain costs and conserve cash. Stock options were granted to certain employees in lieu of cash bonuses and as an incentive to accept salary decreases. During fiscal 2002, 1.6 million options were granted in connection with the stock option rehabilitation program discussed above.

      During fiscal 2001, options to purchase 7.5 million shares of Class B Common Stock were granted to employees of Cluster in connection with the Cluster business combination.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the transactions, both incentive and non-qualified, pursuant to the Plans (share amounts in thousands):

			Weighted-
	Shares		Average
	Under		Exercise Price
	Option	Range of Prices	Per Share

Balances, March 31, 2000	8,370	$0.81 to $92.55	$15.83
Granted	14,157	5.24 to 92.90	28.63
Exercised	(1,045)	0.81 to 31.00	7.27
Canceled	(3,276)	7.75 to 92.90	51.49

Balances, March 31, 2001	18,206	$0.81 to $89.95	$19.98
Granted	12,258	4.56 to 16.99	9.87
Exercised	(840)	1.21 to 15.23	6.85
Canceled	(3,358)	2.12 to 92.90	24.06

Balances, March 31, 2002	26,266	$0.81 to $87.60	$15.46
Granted	2,730	0.56 to 13.02	5.25
Exercised	(325)	0.58 to 11.41	5.94
Canceled	(11,510)	0.56 to 87.60	19.35

Balances, March 31, 2003	17,161	$0.76 to $60.35	$11.36

      At March 31, 2001, 2002 and 2003, 1.4 million, 6.4 million and 7.5 million options were exercisable, respectively, under the Plans.

      The following table summarizes information about stock options under the Plans at March 31, 2003:

Options Outstanding				Options Exercisable

		Weighted-
	Options	Average		Options
	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Range of Exercise Prices	at 3/31/03	Contractual Life	Exercise Price	at 3/31/03	Exercise Price

$0.76 to $7.75	2,946,194	3.14	$4.21	1,401,310	$5.56
7.85 to 8.79	2,514,370	4.60	8.75	606,407	8.64
8.93 to 9.27	3,296,555	4.60	9.26	835,369	9.22
9.28 to 10.47	2,969,883	4.28	10.33	1,170,206	10.37
10.52 to 13.53	2,821,762	2.96	12.40	1,804,206	12.26
13.60 to 30.81	2,461,174	4.36	22.62	1,657,581	22.15
31.23 to 60.35	150,599	4.00	57.65	73,647	57.18

$0.76 to $60.35	17,160,537	3.98	$11.36	7,548,726	$12.71

      The weighted-average fair value of the options granted under the Stock Option Plans in 2001, 2002 and 2003, calculated using the Black-Scholes option pricing model, was $26.88, $6.36 and $3.29 respectively. The

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following assumptions were used in the Black-Scholes pricing model for options granted in 2001, 2002 and 2003:

	2001	2002	2003

Expected life (years)	1.5 to 6.0	0.5 to 4.0	0.08 to 4.4
Interest rate	5.0% to 6.8%	2.8% to 4.4%	1.3% to 4.6%
Volatility	89%	84%	82%
Dividend yield	—	—	—

(11) Income Taxes

      The provision (benefit) for income taxes for the fiscal years ended March 31, 2001, 2002 and 2003 consisted of the following (in thousands):

	2001	2002	2003

Current:
Federal	$11,588	$(3,885)	$503
State	3,423	(464)	—
Foreign income and withholding taxes	6,131	3,776	570

	$21,142	$(573)	$1,073
Deferred:
Federal	$(1,639)	$(5,636)	$11,242
State	(990)	(3,260)	5,689
Foreign	(13)	(1,579)	3,205

	$(2,642)	$(10,475)	$20,136

	$18,500	$(11,048)	$21,209

      The total tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate of 34 percent for 2001, 2002 and 2003 to income before taxes and cumulative effect of change in accounting principle for the following reasons (in thousands):

	2001	2002	2003

Federal income taxes (benefit) at statutory rate	$1,916	$(49,205)	$(115,209)
Effect of non-deductible goodwill and non-cash compensation	13,533	37,465	94,400
Effect of other permanent differences	809	166	(4,098)
State income taxes, net of federal effect	1,600	(2,457)	—
Foreign tax rate differential	642	(941)	103
Change in valuation allowance for deferred tax assets	—	3,924	46,013

	$18,500	$(11,048)	$21,209

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2002 and 2003 are presented below (in thousands):

	2002	2003

Deferred tax assets attributable to:
Net operating loss carryforward	$13,055	$33,052
Foreign tax credit carryforward	3,084	4,402
Reserves and allowances	4,704	6,832
Goodwill — Omnitech	—	2,546
Depreciation	350	407
Capital loss carryforward	3,351	3,305

Total gross deferred tax assets	24,544	50,544
Less valuation allowance	(4,221)	(50,235)

Net deferred tax assets	20,323	309
Deferred tax liabilities attributable to:
Goodwill — Omnitech	248	—
Other	241	309

Total deferred tax liabilities	489	309

Net deferred income taxes	$19,834	$—

      During 2003, the Company recorded a non-cash charge of $46.0 million to increase the valuation allowance against net Federal, state and foreign deferred tax assets. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109 , “Accounting for Income Taxes,” which requires an assessment of both negative and positive evidence when determining the need for a valuation allowance. Management concluded that the Company’s losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net Federal, state and foreign deferred tax assets under SFAS No. 109.

      As of March 31, 2003, the Company has net operating loss carryfowards for federal income tax purposes of approximately $47.1 million, which are available to offset future federal taxable income through 2023. The Company also has net operating loss carryforwards for state income tax purposes of approximately $83.0 million, which may be used to offset future state taxable income. The expiration of these loss carryforwards ranges between two and twenty years. In addition, the Company has foreign net operating loss carryforwards of approximately $45.0 million, of which approximately $26.8 million expire through 2018, and the remainder may be carried forward indefinitely. The Company has foreign tax credit carryforwards of approximately $3.2 million, the majority of which expire in 2007.

      The Company made net cash payments for income taxes in 2001, 2002 and 2003 of $0.3 million, $7.3 million and $3.0 million, respectively

(12) Geographic Data

      The Company operates only in one segment, providing consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets (in thousands):

	2001	2002	2003

Net revenues:
North America	$223,890	$103,098	$79,278
Europe	34,650	59,036	50,017
All other countries	7,996	19,081	3,679

Total net revenues	$266,536	$181,215	$132,974

Long-lived assets (as of March 31):
North America	$28,210	$22,884	$7,920
Europe	290,530	230,482	3,895
All other countries	1,126	1,351	436

Total long-lived assets	$319,866	$254,717	$12,251

      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. Prior to fiscal 2001, all revenue was generated in North America.

(13) Benefit Plans

     401(k) Plan

      The Company has a defined contribution plan covering substantially all of its North American employees. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company may elect to make contributions to this plan but to date has not done so.

(14) Business Combinations

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

      In May 2000, the Company acquired Momentus Group Limited (“Momentus”), a London-based e-business consulting company. Under the terms of the acquisition agreement, the Company paid $5.7 million, consisting of approximately $2.9 million in cash and 44,252 shares of the Company’s Class A Common Stock. Additionally, Momentus shareholders received 35,985 shares of the Company’s Class A Common Stock during fiscal year 2002 related to the achievement of certain performance measures. The goodwill recorded for the Momentus acquisition was approximately $5.9 million.

      In October 1999, the Company acquired Leverage Information Systems, Inc. (“Leverage”), a San Francisco based systems architecture and development company specializing in the building of complex web sites and intranets. Under the terms of the acquisition, the Company paid $3.4 million, consisting of $1.0 million in cash and 97,500 shares of the Company’s Class A Common Stock. The goodwill recorded for the Leverage acquisition was approximately $3.3 million.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 1999, the Company acquired OmniTech Consulting Group, Inc. (“Omnitech”), a Chicago-based change management firm specializing in web-based and other multimedia corporate learning. Under the terms of the acquisition agreement, the Company paid $9.0 million, consisting of $6.0 million in cash (which included an annual earn-out of $1.0 million for each of the years ended March 31, 2000 and March 31, 2001 for the achievement of certain performance measures), a $1.0 million note (which has been fully paid) and 173,461 shares of the Company’s Class A Common Stock. The goodwill recorded for the Omnitech acquisition was approximately $8.8 million

      The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of OmniTech, Leverage, Momentus and Cluster have been included in the Company’s consolidated financial statements since the dates of the acquisitions. The amount of goodwill recorded for OmniTech, Leverage, Momentus and Cluster approximated $319.4 million, and prior to April 1, 2002, was being amortized on a straight-line basis over useful lives ranging between 5 and 25 years. Amortization of goodwill was $21.9 million and $61.9 million for the years ended March 31, 2001 and 2002. respectively. With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets (“intangibles”) are no longer subject to amortization, rather they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. The Company completed its initial impairment test on goodwill using the methodology described in SFAS No. 142 in the first quarter of fiscal 2003, and conducted an annual assessment of impairment based on fair value in accordance with the requirements of SFAS No. 142 during the fourth quarter of fiscal year 2003. In connection with the adoption of SFAS No. 142 on April 1, 2002, the Company recognized an impairment loss of $140.9 million as the cumulative effect of a change in accounting principle. In connection with the annual assessment during the fourth quarter of fiscal year 2003, the Company recognized an additional impairment loss of $94.3 million. The carrying value of goodwill as of March 31, 2003 was zero.

      The following summarized unaudited pro forma financial information for the year ended March 31, 2001 assumes the Momentus and Cluster acquisitions occurred as of April 1, 2000 (in thousands, except per share data):

2001

Revenue before out-of-pocket-expense reimbursements (net revenue)	$327,203

Total revenue (including out-of-pocket expense reimbursements)	$375,722

Net loss	$(75,484)

Net loss per share: basic and diluted	$(2.36)

      These amounts are based upon certain assumptions and estimates, and do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

(15) Foreign Exchange Risk Management

     Objectives and Context

      The Company operates internationally; therefore its earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted service transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the euro, the pound sterling and the brazilian real.

      Management believes it is prudent to minimize the variability caused by foreign currency risk. Management attempts to minimize foreign currency risk by pricing contracts in the respective local country’s functional currency

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/ U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income (loss). At March 31, 2002, the Company had one euro/ U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/ U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. As of March 31, 2003, there were no open euro/ U.S. dollar or other foreign currency contracts outstanding.

(16) Related Party Transactions

      It is the Company’s policy to reimburse the business use of private airplanes in connection with Company business in order to minimize the time spent by employees traveling to client sites, provided the cost of such travel is at or below prevailing market rates for private or chartered aircrafts. During the year ended March 31, 2003, in accordance with this policy, the Company reimbursed two executive officers of the Company $0.6 million for business-related travel on airplanes they each indirectly owned.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17) Quarterly Financial Information (Unaudited)

      The following table presents the unaudited quarterly financial information for fiscal 2002 and 2003 (in thousands, except per share amounts):

	Quarter Ended

	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2002
Revenue before out-of-pocket expense reimbursements (net revenue)	$58,185	$50,756	$36,159	$36,115
Total revenue (including out-of-pocket expense reimbursements)	65,708	56,765	40,396	40,091
Loss from operations	(29,142)	(29,520)	(54,041)	(33,170)
Loss before taxes	(29,563)	(29,885)	(52,688)	(32,584)
Net loss	(30,448)	(28,187)	(43,108)	(31,929)
Basic loss per share	$(1.00)	$(0.92)	$(1.39)	$(1.02)
Diluted loss per share	$(1.00)	$(0.92)	$(1.39)	$(1.02)

Year Ended March 31, 2003
Revenue before out-of-pocket expense reimbursements (net revenue)	$38,327	$38,107	$30,077	$26,463
Total revenue (including out-of-pocket expense reimbursements)	43,793	44,692	33,528	30,292
Loss from operations	(26,510)	(35,056)	(25,792)	(110,774)
Loss before income taxes and the cumulative effect of change in accounting principle	(26,809)	(35,132)	(25,455)	(110,592)
Cumulative effect of change in accounting principle	(140,864)	—	—	—
Net loss	(165,758)	(27,755)	(20,917)	(145,631)
Basic loss per share	$(5.21)	$(0.89)	$(0.67)	$(4.59)
Diluted loss per share	$(5.21)	$(0.89)	$(0.67)	$(4.59)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

DiamondCluster International, Inc.:

      We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries as of March 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

April 25 , 2003

S-1

DIAMONDCLUSTER INTERNATIONAL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

	(Amounts in thousands)
For the Year Ended March 31, 2003:
Deducted from accounts receivable for uncollectible accounts	$1,089	$3,324	$2,816	$1,597
For the Year Ended March 31, 2002:
Deducted from accounts receivable for uncollectible accounts	$2,028	$1,810	$2,749	$1,089
For the Year Ended March 31, 2001:
Deducted from accounts receivable for uncollectible accounts	$1,279	$9,293	$8,544	$2,028

S-2