Form 10-Q
period 2003-06-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2003-08-13
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer:     Yes ☑          No ☐

      As of July 31, 2003, there were 29,527,918 shares of Class A Common Stock and 4,115,819 shares of Class B Common Stock of the Registrant outstanding.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES
302 Certifications of Chief Executive Officer
302 Certifications of Chief Financial Officer
302 Certifications of Senior Vice President
906 Certifications of Chief Executive Officer
906 Certifications of Chief Financial Officer
906 Certifications of Senior Vice President
Risk Factors

DIAMONDCLUSTER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2003

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	June 30,
	2003	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,328	$67,637
Accounts receivable, net of allowance of $1,597 and $1,847 as of March 31 and June 30, 2003, respectively	16,314	22,966
Prepaid expenses	5,598	6,121

Total current assets	97,240	96,724
Computers, equipment, leasehold improvements and software, net	10,349	9,324
Other assets	1,902	1,345

Total assets	$109,491	$107,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,193	$5,118
Income taxes payable	730	11
Restructuring accruals, current portion	7,134	7,305
Other accrued liabilities	17,857	14,847

Total current liabilities	29,914	27,281
Restructuring accruals, less current portion	7,200	8,300
Total liabilities	37,114	35,581

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Class A Common Stock, $.001 par value, 200,000 shares authorized, 28,731 and 32,492 shares issued as of March 31 and June 30, 2003, respectively	29	32
Class B Common Stock, $.001 par value, 100,000 shares authorized, 6,493 and 4,308 shares issued as of March 31 and June 30, 2003, respectively	6	4
Additional paid-in capital	644,302	615,220
Unearned compensation	(47,330)	(9,445)
Notes receivable from sale of common stock	(71)	(60)
Accumulated other comprehensive income	1,294	1,967
Accumulated deficit	(473,921)	(483,974)

	124,309	123,744
Less Common Stock in treasury, at cost, 3,392 shares held at March 31 and June 30, 2003	51,932	51,932

Total stockholders’ equity	72,377	71,812

Total liabilities and stockholders’ equity	$109,491	$107,393

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	For the Three Months
	Ended June 30,

	2002	2003

	(Unaudited)	(Unaudited)
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$38,327	$34,030
Out-of-pocket expense reimbursements	5,466	5,187

Total revenue	43,793	39,217
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	29,477	23,013
Out-of-pocket reimbursable expenses	5,466	5,187

Total project personnel and related expenses	34,943	28,200
Professional development and recruiting	1,190	709
Marketing and sales	1,715	523
Management and administrative support	10,473	9,475
Noncash compensation*	21,982	6,021
Restructuring charge	—	4,233

Total operating expenses	70,303	49,161

Loss from operations	(26,510)	(9,944)
Other income (expense), net	(299)	402

Loss before taxes and cumulative effect of change in accounting principle	(26,809)	(9,542)
Income tax expense (benefit)	(1,915)	511

Loss before cumulative effect of change in accounting principle	(24,894)	(10,053)
Cumulative effect of change in accounting principle, net of income tax benefit of zero	(140,864)	—

Net loss	(165,758)	(10,053)
Foreign currency translation adjustments	2,683	673

Comprehensive loss	$(163,075)	$(9,380)

Basic and diluted net loss per share of common stock:
Loss before cumulative effect of change in accounting principle	$(0.78)	$(0.31)
Cumulative effect of change in accounting principle	(4.43)	—

Net loss	$(5.21)	$(0.31)

Shares used in computing basic and diluted net loss per share of common stock	31,823	32,046
*Noncash compensation:
Project personnel and related expenses	$21,265	$5,687
Professional development and recruiting	104	25
Marketing and sales	185	34
Management and administrative support	428	275

Total noncash compensation	$21,982	$6,021

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended June 30,

	2002	2003

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Loss before cumulative effect of change in accounting principle	$(24,894)	$(10,053)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash used in operating activities:
Restructuring charge	—	4,233
Depreciation and amortization	1,754	1,219
Write-down of net book value of computers, equipment, leasehold improvements and software, net	—	163
Noncash compensation	21,982	6,021
Deferred income taxes	(2,799)	—
Tax benefits from employee stock plans	234	133
Changes in assets and liabilities:
Accounts receivable	3,383	(6,636)
Prepaid expenses and other	1,176	(508)
Accounts payable	(96)	1,051
Restructuring accrual	(1,838)	(2,961)
Other assets and liabilities	(1,513)	(3,521)

Net cash used in operating activities	(2,611)	(10,859)

Cash flows from investing activities:
Capital expenditures, net	(273)	(55)
Other assets	161	416

Net cash provided by (used in) investing activities	(112)	361

Cash flows from financing activities:
Common stock issued	2,716	2,660
Purchase of treasury stock	(3,529)	—

Net cash provided by (used in) financing activities	(813)	2,660

Effect of exchange rate changes on cash	2,280	147

Net decrease in cash and cash equivalents	(1,256)	(7,691)
Cash and cash equivalents at beginning of period	96,773	75,328

Cash and cash equivalents at end of period	$95,517	$67,637

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	1,076	831

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Basis of Reporting

      The accompanying condensed consolidated financial statements of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated (the “Company”), include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s accounting policies, which have not changed, except as indicated in Note B in these Notes to Condensed Consolidated Financial Statements. The consolidated results of operations for the quarter ended June 30, 2003, are not necessarily indicative of results for the full year.

B.     Recently Adopted Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under the guidance in SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, however, the Company will continue to follow the guidance of EITF 94-3 for any changes in estimates for the restructuring initiatives implemented prior to that date. The restructure charges, and subsequent adjustments to these charges, recorded in December 2001, September 2002 and December 2002 are accounted for under EITF 94-3. The restructure charge recorded in June 2003 is accounted for under SFAS No. 146.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective April 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective method of transition. Accordingly, the Company has accounted for employee awards granted, modified or settled after April 1, 2003 using the fair value method under SFAS No. 123 and related interpretations.

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. As of June 30, 2003, the Company does not

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have any derivative instruments or hedging activities outstanding and as such, the adoption of SFAS No. 149 is not expected to have a material impact on the financial condition or operating results of the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments created, entered into or modified after May 31, 2003, and is otherwise effective beginning September 1, 2003. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 150 in the three months ended June 30, 2003.

C.     Goodwill

      On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets (“intangibles”) are no longer subject to amortization, rather they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Under SFAS No. 142, goodwill impairment is assessed at the reporting unit level, using a discounted cash flow method. Prior to April 1, 2002, the Company amortized goodwill and identifiable intangible assets on a straight-line basis over their estimated useful life not to exceed 40 years, and periodically reviewed the recoverability of these assets based on the expected future undiscounted cash flows. Goodwill, net, as of June 30, 2002 and 2003 was $94.3 million and zero, respectively. There were no indefinite life intangibles at June 30, 2003.

      The Company’s goodwill was recognized in connection with acquisitions made in fiscal 2000 and 2001. The majority of such goodwill related to the Company’s acquisition of Cluster Telecom BV, a pan-European consulting firm specializing in wireless technology and digital strategies, which occurred in November 2000.

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

      During the first quarter of fiscal 2003, the Company completed its initial impairment review following the guidance in SFAS No. 142 and recorded a $140.9 million non-cash pretax charge for the impairment of goodwill, all of which was generated in the acquisition of Cluster Telecom BV. The charge reflected overall market declines since the acquisition was completed in November 2000, and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

      During the fourth quarter of fiscal 2003, the Company performed the required annual impairment review for goodwill and recorded an additional non-cash charge of $94.3 million. This impairment charge was recognized to reduce the carrying value of goodwill at the Company’s Europe and Latin America reporting unit ($84.3 million) and North American reporting unit ($10.0 million). These charges reflected the units’

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower than expected performance, including the continued decline in the consulting market, and lower valuations in the consulting industry primarily due to existing market conditions and related competitive pressures. As a result of the charges recognized during the year ended March 31, 2003, the carrying value of our goodwill was reduced to zero at March 31, 2003 and remained zero at June 30, 2003.

      The following table sets forth an analysis of the changes in the total carrying amount of goodwill for the fiscal year ended March 31, 2003 (in thousands):

Balance as of March 31, 2002	$235,179
Goodwill amortized during the fiscal year	—
Impairment loss recognized during the fiscal year	(235,179)

Balance as of March 31, 2003	$—

D.     Net Loss Per Share

      Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net loss per share for the three months ended June 30, 2002 and 2003:

	Three Months
	Ended June 30,

	2002	2003

Shares used in computing basic net loss per share	31,823	32,046
Dilutive effect of stock options	—	—

Shares used in computing diluted net loss per share	31,823	32,046

Antidilutive securities not included in dilutive loss per share calculation	21,254	14,142

      The dilutive earnings per share calculation for the three months ended June 30, 2002 and 2003 excludes 1.0 million and 0.03 million common stock equivalents, respectively, related to stock options due to their anti-dilutive effect as a result of the Company’s reported net loss during these periods. For the three months ended June 30, 2002 and 2003, respectively, an additional 11.2 million and 13.2 million stock options are excluded due to their anti-dilutive effect as a result of the options’ exercise prices being greater than the average market price of the common shares for these periods.

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

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/ U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income (loss). At March 31, 2002, the Company had one euro/ U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/ U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. As of June 30, 2003, there were no open euro/ U.S. dollar or other foreign currency contracts outstanding.

F.     Restructuring Charges

      As a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2004 and beyond, the Company restructured its workforce and operations in fiscal years 2002, 2003 and 2004.

      In the first quarter of fiscal year 2004, the Company recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003 and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. In connection with the restructuring plan implemented in June 2003 and in accordance with SFAS No. 146, the Company recorded a restructuring charge of $2.5 million or $0.08 per share. The $2.5 million charge consisted solely of severance and related expenses. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and Latin America region, resulting in the termination of approximately 30 employees, of whom 20 were still employed by the Company as of June 30, 2003. These remaining employees will be terminated within a period of less than sixty days from their termination communication date. Of the total employees severed, 40% were project personnel and 60% were operational personnel.

      The total cash outlay for the restructuring announced in June 2003 is expected to approximate $2.3 million. The remaining $0.2 million of restructuring costs consist of non-cash charges related to equity grants issued in connection with certain severance agreements. As of June 30, 2003, approximately $0.3 million of cash had been expended for severance and related costs in connection with this initiative.

      In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million ($5.4 million on an after-tax basis, or $0.17 per share). The $8.4 million

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, none of whom were still employed by the Company as of June 30, 2003. Of the total employees severed, 79% were project personnel and 21% were operational personnel.

      The total cash outlay for the restructuring announced in December 2002 is expected to approximate $7.5 million. The remaining $0.9 million of restructuring costs consist of non-cash charges primarily related to non-cash severance items and the write-down of certain assets to their estimated net realizable value. As of June 30, 2003, approximately $7.0 million of cash had been expended for this initiative, primarily related to severance and related costs.

      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million ($12.8 million on an after-tax basis or $0.41 per share). In June 2003, the Company adjusted this charge and recognized $1.7 million of additional expense to reflect a change in the estimate of future sublease income related to contractual lease obligations, bringing the total restructuring charge to $22.2 million ($14.5 million on an after-tax basis). The $22.2 million charge consisted of $13.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of June 30, 2003. Of the total employees severed, 60% were project personnel and 40% were operational personnel. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value.

      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $19.7 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of June 30, 2003, $8.6 million of cash had been expended for this initiative, primarily related to severance and related costs.

      In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis, or $0.31 per share). In September 2002, the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of June 30, 2003. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

      The total cash outlay for the restructuring announced in December 2001 is expected to approximate $13.2 million. The remaining $2.7 million of restructuring costs consist of non-cash charges primarily for the write-off of leasehold improvements and other related costs for the facilities being downsized, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of June 30, 2003, $12.5 million of cash had been expended for this initiative, primarily related to severance and related costs.

      The major components of the restructuring charges are as follows (amounts in thousands):

	Restructuring Charge Accrual						Accrual Reduction		Other
										Remaining
										Accrual
	FY02 Q3		FY03 Q2				Utilized		Currency	Balance
					FY03 Q3	FY04 Q1			Translation	as of
Description	Charge	Adjustment	Charge	Adjustment	Charge	Charge	Cash	Non-cash	Adjustments	6/30/2003

Severance and related costs	$10,847	$53	$5,638	$—	$7,761	$2,497	$21,714	$2,341	$662	$3,403
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	397	—	4,866	1,452	149	11,130
Write-off of property, plant, equipment, and leases	1,606	375	2,714	—	251	—	1,758	2,116	—	1,072

	$15,542	$400	$20,457	$1,736	$8,409	$2,497	$28,338	$5,909	$811	$15,605

      The measurement of these restructuring charges and accruals required certain significant estimates and assumptions, including estimates of sub-lease rental income to be realized in the future. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the near term resulting in additional adjustments to the amounts recorded, and the effect could be material.

G.     Unearned Compensation

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

      Unearned compensation represents stock-based compensation that has not yet been earned, and is reported as “unearned compensation” within the stockholders’ equity section of the consolidated balance sheet. Prior to April 1, 2003, the Company chose to account for stock-based compensation arising from fixed awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost of stock options (“non-cash compensation”) was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option’s exercise price, and was charged to operations over the vesting period, which generally ranges between two and five years. The Company applied SFAS No. 123, “Accounting for Stock Based Compensation,” in accounting for stock issued to individuals or groups other than employees.

      Effective, April 1, 2003, the Company adopted the fair value-based recognition provisions of SFAS No. 123 in accounting for stock awards to officers and employees. The Company elected the prospective method of transition, which applies the recognition provisions to all employee awards granted, modified or settled on or after April 1, 2003, in accounting for employee stock-based compensation. Had compensation expense on options granted prior to April 1, 2003 been determined based on the fair value at the grant date

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	June 30,

	2002	2003

Net income (loss):
As reported	$(165,758)	$(10,053)
Stock-based employee compensation expense included in reported net loss, net of related tax effects(1)(2)	21,580	6,107
Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects(3)	(22,049)	5,053

Pro forma	$(166,227)	$1,107

Basic and diluted net loss per share:
As reported	$(5.21)	$(0.31)
Pro forma	$(5.22)	$0.03

(1)	In the three month period ended June 30, 2002, this amount includes $0.4 million of related tax benefits.

(2)	In the three month period ended June 30, 2003, this amount includes $0.1 million of compensation expense related to restricted stock that was classified as part of the restructuring charge expense in the accompanying Condensed Consolidated Statement of Operations.

(3)	As a result of the reversal of expense related to stock option forfeitures during the three month period ended June 30, 2003, this amount results in net stock-based employee compensation income.

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

Overview

      We are a premier global management consulting firm. We help leading organizations worldwide to leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. We work collaboratively with our clients, utilizing small teams of consultants with skills in strategy, technology and program management. During the quarter ended June 30, 2003 we generated net revenues (before reimbursements of out-of-pocket expenses) of $34.0 million from 66 clients. At June 30, 2003, we employed 481 consultants and had nine offices in North America, Europe and Latin America, including Barcelona, Chicago, Dusseldorf, Lisbon, London, Madrid, Munich, Paris and Sao Paulo.

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

      The largest portion of our operating expenses consists of project personnel and related expenses. Project personnel expenses consist of payroll costs and related benefits associated with professional staff. Other related expenses include travel, subcontracting, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. The remainder of our recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, finance, information systems, facilities, including the rent of office space, and other administrative support for project personnel.

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

Forward Looking Statements

      Statements contained anywhere in this report that are not historical facts contain forward-looking statements including such statements identified by the words “anticipate,” “believe,” “estimate,” “expect” and similar terminology used with respect to the Company and its management. These forward looking statements are subject to risks and uncertainties which could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, the forward looking statements. The forward looking statements speak only as of the date hereof and we undertake no obligation to revise or update them to reflect events or circumstances that arise in the future. Readers are cautioned not to place undue reliance on forward-looking statements. For a statement of the Risk Factors that might adversely affect our operating or financial results, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under the guidance in SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, however, we will continue to follow the guidance of EITF 94-3 for any changes in our estimates for the restructuring initiatives implemented prior to that date. The restructure charges, and subsequent adjustments to these charges, recorded in December 2001, September 2002 and December 2002 are accounted for under EITF 94-3. The restructure charge recorded in June 2003 is accounted for under SFAS No. 146.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective April 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 using the prospective method of transition. Accordingly, we have accounted for employee awards granted, modified or settled after that date using the fair value method under SFAS No. 123 and related interpretations.

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on our financial condition or operating results.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments created, entered into or modified after May 31, 2003, and is otherwise effective beginning September 1, 2003. There was no impact on our financial condition or operating results from adopting SFAS No. 150 in the three months ended June 30, 2003.

Results of Operations

      The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenues:

	For the
	Three Months
	Ended
	June 30,

	2002	2003

Revenues:
Revenue before out-of-pocket expense reimbursements (net revenue)	100.0%	100.0%
Out-of-pocket expense reimbursements	14.3	15.2

Total revenue	114.3	115.2
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	76.9	67.6
Out-of-pocket reimbursable expenses	14.3	15.2

Total project personnel and related expenses	91.2	82.8
Professional development and recruiting	3.1	2.1
Marketing and sales	4.5	1.6
Management and administrative support	27.3	27.8
Noncash compensation	34.8	17.7
Restructuring charges	—	12.4

Total operating expenses	160.9	144.4

Loss from operations	(46.6)	(29.2)
Other income (expense), net	(0.8)	1.2

Loss before taxes and cumulative effect of change in accounting principle	(47.4)	(28.0)
Income tax expense (benefit)	(5.0)	1.5

Loss before cumulative effect of change in accounting principle	(42.4)	(29.5)
Cumulative effect of change in accounting principle	(367.6)	—

Net loss	(410.0)%	(29.5)%

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

      Our net loss for the quarter ended June 30, 2003 was $10.1 million compared to a net loss of $165.8 million during the quarter ended June 30, 2002. This $155.7 million decrease in the loss is primarily related to the $140.9 million non-cash charge recorded during the first quarter of fiscal 2003 for the impairment of goodwill. Also contributing to the decrease in the net loss was the decrease in total operating expenses as a result of the cost reduction programs implemented in fiscal year 2003, partially offset by a decrease in revenue before out-of-pocket expense reimbursements.

      Revenues before out-of-pocket expense reimbursements decreased 11.2% to $34.0 million during the quarter ended June 30, 2003 as compared to the same period in the prior year. Total revenue including out-of-pocket expense reimbursements decreased 10.5% to $39.2 million for the quarter ended June 30, 2003 compared with $43.8 million reported for the same period of the prior year. The decrease in revenue can be principally attributed to the continued weakness in the global economy, resulting in a decline in current demand for the Company’s services. The unstable economic conditions have also led to pricing pressures, a lengthening of the Company’s sales cycle and reduction and/or deferrals of client expenditures for consulting services. Revenue from new clients accounted for 5% of revenue during the three-month period ended

June 30, 2003, compared to 10% during the same period in the prior year. We served 66 clients during the quarter ended June 30, 2003 as compared to 78 clients during the same period in the prior year.

      Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $6.5 million, or 21.9%, to $23.0 million during the quarter ended June 30, 2003 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented throughout fiscal 2003 and 2004. During fiscal 2003 and 2004 we reduced personnel as part of the Company’s restructuring plans. We reduced our client-serving professional staff from 741 at June 30, 2002 to 481 at June 30, 2003. As a percentage of net revenues, project personnel and related expenses before out-of-pocket expense reimbursements decreased from 76.9% to 67.6% during the quarter ended June 30, 2003, as compared to the same period in the prior year, due primarily to savings resulting from cost reduction programs. Project personnel and related expenses including out-of-pocket reimbursable expenses decreased $6.7 million to $28.2 million during the quarter ended June 30, 2003 as compared to the same period of the prior year.

      Professional development and recruiting expenses decreased 40.4% to $0.7 million during the quarter ended June 30, 2003 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting and decreased training conduct expenditures. As a percentage of net revenues, these expenses decreased to 2.1% as compared to 3.1% during the same period in the prior year.

      Marketing and sales expenses decreased $1.2 million, or 69.5%, to $0.5 million during the quarter ended June 30, 2003 as compared to the same period in the prior year as a result of decreased marketing activities. As a percentage of net revenues, these expenses decreased to 1.6% as compared to 4.5% during the same period in the prior year.

      Management and administrative support expenses decreased from $10.5 million to $9.5 million during the quarter ended June 30, 2003 as compared to the same period in the prior year, principally as a result of our cost reduction programs, including the downsizing of offices globally. As a percentage of net revenues, these expenses increased from 27.3% to 27.8% during the quarter ended June 30, 2002 as compared to the same period in the prior year due to the decline in revenue.

      Non-cash compensation decreased from $22.0 million during the quarter ended June 30, 2002 to $6.0 million during the quarter ended June 30, 2003. Non-cash compensation expense is primarily due to the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation is earned over time contingent on the continued employment of these employees. The decrease in non-cash compensation is primarily due to stock option cancellations as a result of forfeitures from terminated employees and to the non-recurring nature of the $8.6 million of expense recognized during the quarter ended June 30, 2002 related to the remaining unamortized original intrinsic value of certain non-vested stock options cancelled by the Company on May 14, 2002, pursuant to an offer to employees (other than senior officers) to surrender certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares. As a percentage of net revenues, non-cash compensation was 17.7% during the quarter ended June 30, 2003 as compared to 34.8% in the same period of the prior year.

      In the first quarter of fiscal year 2004, we recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003 and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for contractual lease obligations related to office space reductions. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and Latin America region, resulting in the termination of approximately 30 employees, of whom 20 were still employed by the Company as of June 30, 2003. These remaining employees will be terminated upon the completion of project assignments but within a period of less than sixty days from their termination communication date. Of the total employees severed, 40% were project personnel and 60% were operational personnel. The $2.5 million charge consisted solely of severance and related expenses. The Company expects savings from the June 2003 restructuring plan to be between $5 million and $6 million on an annualized basis.

      The loss from operations decreased from a loss of $26.5 million to a loss of $9.9 million during the quarter ended June 30, 2003 as compared to the same period in the prior year. This decrease was due primarily to the decrease in total operating expenses as a result of the cost reduction programs implemented throughout fiscal year 2003, partially offset by a decrease in revenue before out-of-pocket expense reimbursements.

      Other income (expense), net increased from a net expense of $0.3 million during the quarter ended June 30, 2002 to a net income of $0.4 million during the quarter ended June 30, 2003 primarily due to foreign exchange gains which were partially offset by a decrease in interest income related to decreases in interest yields and cash balances throughout fiscal year 2003 and the first quarter of fiscal 2004. As a percentage of net revenues, other income (expense), net increased from (0.8)% to 1.2% during the quarter ended June 30, 2003 as compared to the same period in the prior year.

      The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the gross deferred tax assets. Income tax expense increased from an income tax benefit of $1.9 million during the quarter ended June 30, 2002 to income tax expense of $0.5 million during the quarter ended June 30, 2003. The income tax expense recorded in the quarter ended June 30, 2003 is related to the current income tax liability of a foreign subsidiary. As of June 30, 2003, the valuation allowance against deferred tax assets was $53.3 million, and covered the full amount of the Company’s net federal, state and international deferred tax assets.

      During the first quarter of fiscal 2003, the Company completed its initial impairment review following the guidance in SFAS No. 142 and recorded a $140.9 million non-cash pretax charge for the impairment of goodwill, all of which was generated in the acquisition of Cluster Telecom BV. The charge reflected overall market declines since the acquisition was completed in November 2000, and is reflected as a cumulative effect of an accounting change in the condensed consolidated financial statements for the three months ended June 30, 2002.

Liquidity and Capital Resources

      We maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.50%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of June 30, 2003, we had approximately $9.1 million available under this line of credit. The line of credit was renewed under similar terms as of July 31, 2003 for a period of one year.

      During the thee months ended June 30, 2003, net cash used in operating activities was $10.9 million, and included net income of $1.6 million after certain non-cash items and the restructuring charge (calculated by adding back the $4.2 million restructuring charge and $7.5 million of the following non-cash items to the loss before the cumulative effect of change in accounting principle of $10.1 million: depreciation and amortization, non-cash compensation, the write-down of the net book value of property, plant, and equipment and tax benefits from employee stock plans), and $12.5 million used by working capital and other operating activities. Our billings for the three months ended June 30, 2003 totaled $40.7 million. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $24.8 million at June 30, 2003 represented 55 days of billings for the quarter ended June 30, 2003.

      Cash provided by investing activities was $0.4 million for the three months ended June 30, 2003. Cash provided by investing activities resulted primarily from cash provided from other assets resulting from the collection of certain employee notes receivable, partially offset by capital expenditures.

      Cash provided by financing activities was $2.7 million for the three months ended June 30, 2003 resulting from common stock issued during the quarter.

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

      In the past, the Company has entered into transactions to reduce the effect of foreign exchange transaction gains and losses on recorded foreign currency denominated assets and liabilities, and to reduce the effect of foreign exchange translation gains and losses on the parent company’s net investment in its foreign subsidiaries. These transactions involve the use of forward foreign exchange contracts in certain European currencies. As of June 30, 2003, there were no open forward foreign exchange contracts outstanding. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the U.S. dollar value of the Company’s foreign currency transactions and investments in foreign subsidiaries are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis.

      DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/ U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income. At March 31, 2002, the Company had one euro/ U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/ U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account, which was offset by the related gain on the net investment in the foreign operations during the period. As of June 30, 2003, there were no open euro/ U.S. dollar or other forward contracts outstanding.

Interest Rate Risk

      We invest our cash in highly liquid investments with original maturities of three months or less. The interest rate risk associated with our investing activities at June 30, 2003 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings.

Item 4.     Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to recent legislation and proposed regulations, we reviewed our disclosure controls and procedures. We also established a disclosure committee which consists of certain members of our senior management including the Chairman and Chief Executive Officer, the Senior Vice President of Finance and Administration, the Chief Financial Officer, and the General Counsel. The Chairman and Chief Executive Officer, the Senior Vice President of Finance and Administration and the Chief Financial Officer of DiamondCluster International, Inc. (its principal executive officer and principal financial officers, respectively) have concluded, based on their evaluations as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Items 1-5.

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 10-Q for the Quarter ended September 30, 2002 and incorporated herein by reference.)
3.2	*	Amended and restated By-Laws
31.1	**	CEO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3	**	Senior Vice President, Finance and Administration Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	CEO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.3	**	Senior Vice President, Finance and Administration Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	**	Risk Factors

      (b) Reports on Form 8-K

      None

*	Incorporated by reference to the corresponding exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-17785)

**	filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.

Date: August 12, 2003	By: /s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: August 12, 2003	By: /s/ KARL E. BUPP Karl E. Bupp Vice President, Chief Financial Officer and Treasurer