Form 10-Q
period 2003-09-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2003-11-13
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

      As of October 31, 2003, there were 34,594,140 shares of Common Stock of the Registrant outstanding.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES

906 Certifications of Chief Executive Officer
906 Certifications of Chief Financial Officer
906 Certifications of Senior Vice President
Risk Factors

DIAMONDCLUSTER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	September 30,
	2003	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,328	$72,665
Accounts receivable, net of allowance of $1,597 and $2,030 as of March 31 and September 30, 2003, respectively	16,314	22,941
Prepaid expenses	5,598	6,559

Total current assets	97,240	102,165
Computers, equipment, leasehold improvements and software, net	10,349	8,351
Other assets	1,902	1,019

Total assets	$109,491	$111,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,193	$4,886
Income taxes payable	730	1,402
Restructuring accruals, current portion	7,134	4,269
Other accrued liabilities	17,857	18,521

Total current liabilities	29,914	29,078
Restructuring accruals, less current portion	7,200	7,600
Total liabilities	37,114	36,678

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 300,000 shares authorized, 37,108 shares issued as of September 30, 2003	—	37
Class A Common Stock, $.001 par value, 200,000 shares authorized, 28,731 shares issued as of March 31, 2003	29	—
Class B Common Stock, $.001 par value, 100,000 shares authorized, 6,493 shares issued as of March 31, 2003	6	—
Additional paid-in capital	644,302	616,777
Unearned compensation	(47,330)	(8,245)
Notes receivable from sale of common stock	(71)	(20)
Accumulated other comprehensive income	1,294	1,752
Accumulated deficit	(473,921)	(483,512)

	124,309	126,789
Less Common Stock in treasury, at cost, 3,392 shares held at March 31 and September 30, 2003	51,932	51,932

Total stockholders’ equity	72,377	74,857

Total liabilities and stockholders’ equity	$109,491	$111,535

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	ended September 30,		ended September 30,

	2002	2003	2002	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$38,107	$38,213	$76,434	$72,243
Out-of-pocket expense reimbursements	6,585	5,153	12,051	10,340

Total revenue	44,692	43,366	88,485	82,583
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	28,916	25,355	58,393	48,368
Out-of-pocket reimbursable expenses	6,585	5,153	12,051	10,340

Total project personnel and related expenses	35,501	30,508	70,444	58,708
Professional development and recruiting	962	1,132	2,152	1,841
Marketing and sales	1,125	752	2,840	1,275
Management and administrative support	9,828	7,954	20,301	17,429
Non cash compensation*	11,475	2,282	33,457	8,303
Restructuring charge	20,857	—	20,857	4,233

Total operating expenses	79,748	42,628	150,051	91,789

Income (Loss) from operations	(35,056)	738	(61,566)	(9,206)
Other income (expense), net	(76)	213	(375)	615

Income (Loss) before taxes and cumulative effect of change in accounting principle	(35,132)	951	(61,941)	(8,591)
Income tax expense (benefit)	(7,377)	490	(9,292)	1,001

Loss before cumulative effect of change in accounting principle	(27,755)	461	(52,649)	(9,592)
Cumulative effect of change in accounting principle, net of income tax benefit of zero	—	—	(140,864)	—

Net income (loss)	(27,755)	461	(193,513)	(9,592)
Foreign currency translation adjustments	(337)	(215)	2,346	458

Comprehensive income (loss)	$(28,092)	$246	$(191,167)	$(9,134)

Basic net income (loss) per share of common stock:
Income (loss) before cumulative effect of change in accounting principle	$(0.89)	$0.01	$(1.67)	$(0.30)
Cumulative effect of change in accounting principle	—	—	(4.47)	—

Net income (loss)	$(0.89)	$0.01	$(6.14)	$(0.30)

Diluted net income (loss) per share of common stock:
Income (loss) before cumulative effect of change in accounting principle	$(0.89)	$0.01	$(1.67)	$(0.30)
Cumulative effect of change in accounting principle	—	—	(4.47)	—

Net income (loss)	$(0.89)	$0.01	$(6.14)	$(0.30)

Shares used in computing basic net income (loss) per share of common stock	31,227	32,440	31,525	32,244
Shares used in computing diluted net income (loss) per share of common stock	31,227	33,892	31,525	32,244
*Non cash compensation:
Project personnel and related expenses	$11,306	$2,042	$32,571	$7,729
Professional development and recruiting	19	20	123	45
Marketing and sales	20	20	205	54
Management and administrative support	130	200	558	475

Total non cash compensation	$11,475	$2,282	$33,457	$8,303

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	ended September 30,

	2002	2003

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Loss before cumulative effect of change in accounting principle	$(52,649)	$(9,592)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash used in operating activities:
Restructuring charge	20,857	4,233
Depreciation and amortization	3,145	2,387
Write-down of net book value of computers, equipment, leasehold improvements and software, net	1,334	344
Noncash compensation	33,457	8,303
Deferred income taxes	(9,121)	—
Tax benefits from employee stock plans	282	226
Changes in assets and liabilities:
Accounts receivable	1,721	(6,723)
Prepaid expenses and other	2,293	(971)
Accounts payable	137	825
Restructuring accrual	(6,416)	(6,697)
Other assets and liabilities	819	3,715

Net cash used in operating activities	(4,141)	(3,950)

Cash flows from investing activities:
Capital expenditures, net	(1,090)	(344)
Other assets	501	635

Net cash provided by (used in) investing activities	(589)	291

Cash flows from financing activities:
Common stock issued	3,471	904
Purchase of treasury stock	(5,187)	—

Net cash provided by (used in) financing activities	(1,716)	904

Effect of exchange rate changes on cash	1,859	92

Net decrease in cash and cash equivalents	(4,587)	(2,663)
Cash and cash equivalents at beginning of period	96,773	75,328

Cash and cash equivalents at end of period	$92,186	$72,665

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$219	$—
Cash paid during the period for income taxes	1,900	1,675

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Basis of Reporting

      The accompanying unaudited interim condensed consolidated financial statements of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated (the “Company”), include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s accounting policies, which have not changed, except as indicated in Note G in these Notes to Condensed Consolidated Financial Statements. The consolidated results of operations for the three and six months ended September 30, 2003, are not necessarily indicative of results for the full year.

B.     Unearned Compensation

      The Company has adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options, stock appreciation rights (“SARs”) and stock awards to officers and employees and non-qualified stock options, SARs and stock awards to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors.

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

      Effective April 1, 2003, the Company adopted the fair value-based recognition provisions of SFAS No. 123 in accounting for stock awards to officers and employees. The Company elected the prospective method of transition, which applies the recognition provisions to all employee awards granted, modified or settled on or after April 1, 2003, in accounting for employee stock-based compensation. Had compensation expense on options granted prior to April 1, 2003 been determined based on the fair value at the grant date

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) and basic and diluted net earnings (loss) per share would have been equal to the pro forma amounts indicated below:

	Three Months		Six Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Net earnings (loss):
As reported	$(27,755)	$461	$(193,513)	$(9,592)
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(1)(2)	11,430	2,282	33,010	8,389
Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects(3)	(10,506)	(4,231)	(32,555)	822

Pro forma	$(26,831)	$(1,488)	$(193,058)	$(381)

Basic and diluted net earnings (loss) per share:
As reported	(0.89)	0.01	(6.14)	(0.30)
Pro forma	(0.86)	(0.05)	(6.12)	(0.01)

(1)	In the three and six month periods ended September 30, 2002, this amount includes $0.3 million and $0.7 million of related tax benefits, respectively.

(2)	In the six month period ended September 30, 2003, this amount includes $0.08 million of compensation expense related to restricted stock that was classified as part of the restructuring charge expense in the accompanying Condensed Consolidated Statements of Operations.

(3)	As a result of the reversal of previously recognized expense related to stock option forfeitures during the six month period ended September 30, 2003, this amount results in net stock-based employee compensation income.

C.     Goodwill

      On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets (“intangibles”) are no longer subject to amortization, rather they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Under SFAS No. 142, goodwill impairment is assessed at the reporting unit level, using a discounted cash flow method. Prior to April 1, 2002, the Company amortized goodwill and identifiable intangible assets on a straight-line basis over their estimated useful lives not to exceed 40 years, and periodically reviewed the recoverability of these assets based on the expected future undiscounted cash flows. Goodwill, net, as of September 30, 2002 and 2003 was $94.3 million and zero, respectively. There were no indefinite life intangibles at September 30, 2003.

      The Company’s goodwill was recorded in connection with acquisitions made in fiscal 2000 and 2001. The majority of this goodwill related to the Company’s acquisition of Cluster Telecom BV, a pan-European consulting firm specializing in wireless technology and digital strategies, which occurred in November 2000.

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

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the first quarter of fiscal 2003, the Company completed its initial impairment review following the guidance in SFAS No. 142 and recorded a $140.9 million non-cash pretax charge for the impairment of goodwill, all of which was generated in the acquisition of Cluster Telecom BV. The charge reflected overall market declines since the acquisition was completed in November 2000, and is reflected as the cumulative effect of an accounting change in the accompanying consolidated financial statements.

      During the fourth quarter of fiscal 2003, the Company performed the required annual impairment review for goodwill and recorded an additional non-cash charge of $94.3 million. This impairment charge was recognized to reduce the carrying value of goodwill at the Company’s Europe and Latin America reporting unit ($84.3 million) and North American reporting unit ($10.0 million). These charges reflected the units’ lower than expected performance, including the continued decline in the consulting market, and lower valuations in the consulting industry primarily due to existing market conditions and related competitive pressures. As a result of the charges recognized during the year ended March 31, 2003, the carrying value of our goodwill was reduced to zero at March 31, 2003 and remained zero at September 30, 2003.

      The following table sets forth an analysis of the changes in the total carrying amount of goodwill for the fiscal year ended March 31, 2003 (in thousands):

Balance as of March 31, 2002	$235,179
Goodwill amortized during the fiscal year	—
Impairment loss recognized during the fiscal year	(235,179)

Balance as of March 31, 2003	$—

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.     Net Earnings (Loss) Per Share

      Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net earnings (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net earnings (loss) per share for the three and six-month periods ended September 30, 2002 and 2003:

	Three Months		Six Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Shares used in computing basic net earnings (loss) per share	31,227	32,440	31,525	32,244
Dilutive effect of stock options, restricted stock and restricted stock units	—	1,452	—	—

Shares used in computing diluted net earnings (loss) per share	31,227	33,892	31,525	32,244

Antidilutive securities not included in dilutive earnings (loss) per share calculation	20,014	11,663	20,014	15,904

      The dilutive loss per share calculation for the three months ended September 30, 2002 and six months ended September 30, 2002 and 2003 excludes 0.1 million, 0.5 million, and 0.9 million common stock equivalents, respectively, related to stock awards due to their anti-dilutive effect as a result of the Company’s reported net loss during these periods. For the three and six months ended September 30, 2002 and 2003, respectively, 19.6 million, 11.6 million, 19.4 million, and 11.7 million stock options are excluded due to their anti-dilutive effect as a result of the options’ exercise prices being greater than the average market price of the common shares for these periods.

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

     Strategies

      International revenue are generated primarily from sales of services in various countries and are typically denominated in the local currency of each country, most of which now use the euro. The Company’s foreign subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. As a result, management does not believe that its financial position is significantly exposed to foreign currency risk from foreign currency-denominated receivables and payables or forecasted service transactions.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/ U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income (loss). At March 31, 2002, the Company had one euro/ U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/ U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. As of September 30, 2003, there were no open euro/ U.S. dollar or other foreign currency contracts outstanding.

F.     Restructuring Charges

      As a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2004 and beyond, the Company restructured its workforce and operations in fiscal years 2002, 2003 and 2004.

      In the first quarter of fiscal year 2004, the Company recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003 and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. In connection with the restructuring plan implemented in June 2003 and in accordance with SFAS No. 146, the Company recorded a restructuring charge of $2.5 million ($1.5 million on an after-tax basis, or $0.05 per share). The $2.5 million charge consisted solely of severance and related expenses. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and Latin America region, resulting in the termination of approximately 30 employees, one of whom was still employed by the Company as of September 30, 2003. Of the total employees severed, 40% were project personnel and 60% were operational personnel.

      The total cash outlay for the restructuring announced in June 2003 is expected to approximate $2.3 million. The remaining $0.2 million of restructuring costs consist of non-cash charges related to equity grants issued in connection with certain severance agreements. As of September 30, 2003, approximately $2.3 million of cash had been expended for severance and related costs in connection with this initiative.

      In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million ($5.4 million on an after-tax basis, or $0.17 per share). The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, none of whom were still employed by the Company as of September 30, 2003. Of the total employees severed, 79% were project personnel and 21% were operational personnel.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total cash outlay for the restructuring announced in December 2002 is expected to approximate $7.5 million. The remaining $0.9 million of restructuring costs consist of non-cash charges primarily related to non-cash severance items and the write-down of certain assets to their estimated net realizable value. As of September 30, 2003, approximately $7.3 million of cash had been expended for this initiative, primarily related to severance and related costs.

      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million ($12.8 million on an after-tax basis or $0.41 per share). In June 2003, the Company adjusted this charge and recognized $1.7 million of additional expense to reflect a change in the estimate of future sublease income related to contractual lease obligations, bringing the total restructuring charge to $22.2 million ($14.5 million on an after-tax basis). The $22.2 million charge consisted of $13.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of September 30, 2003. Of the total employees severed, 60% were project personnel and 40% were operational personnel. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value.

      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $19.7 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of September 30, 2003, $9.5 million of cash had been expended for this initiative, primarily related to severance and related costs.

      In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis, or $0.31 per share). In September 2002, the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group which helped build and operate e-business ventures for Diamond’s clients. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of September 30, 2003. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

      The total cash outlay for the restructuring announced in December 2001 is expected to approximate $13.2 million. The remaining $2.7 million of restructuring costs consist of non-cash charges primarily for the write-off of leasehold improvements and other related costs for the facilities being downsized, as well as the

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write-off of sign-on bonuses previously paid to terminated employees. As of September 30, 2003, $12.7 million of cash had been expended for this initiative, primarily related to severance and related costs.

      The major components of the restructuring charges are as follows (amounts in thousands):

	Restructuring Charge Accrual						Accrual Reduction		Other
										Remaining
										Accrual
	FY02 Q3		FY03 Q2				Utilized		Currency	Balance
					FY03 Q3	FY04 Q1			Translation	as of
Description	Charge	Adjustment	Charge	Adjustment	Charge	Charge	Cash	Non-cash	Adjustments	9/30/2003

Severance and related costs	$10,847	$53	$5,638	$—	$7,761	$2,497	$24,151	$2,512	$8	$141
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	397	—	5,662	1,452	712	10,897
Write-off of property, plant, equipment, and leases	1,606	375	2,714	—	251	—	1,999	2,116	—	831

	$15,542	$400	$20,457	$1,736	$8,409	$2,497	$31,812	$6,080	$720	$11,869

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

G.     Recently Adopted Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under the guidance in SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, however, the Company will continue to follow the guidance of EITF 94-3 for any changes in estimates for the restructuring initiatives implemented prior to that date. The restructuring charges, and subsequent adjustments to these charges, recorded in December 2001, September 2002 and December 2002 are accounted for under EITF 94-3. The restructuring charge that was recorded in June 2003 is accounted for in accordance with SFAS No. 146.

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

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. As of September 30, 2003 and during the three months then ended, the Company did not have any derivative instruments or hedging activities outstanding and as such, the adoption of SFAS No. 149 is not expected to have a material impact on the financial condition or operating results of the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments created, entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 150 in the six months ended September 30, 2003.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation. The application of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

H.     Conversion To One Class of Common Stock

      On September 23, 2003, the Company effected a recapitalization by which all of its outstanding shares of Class A common stock and Class B common stock were converted on a one-for-one basis into shares of a single, newly created class of common stock, called Common Stock. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires an expense to be recognized for modifications to options which make them more valuable. The Company determined that the options held for Class A common stock became more valuable with the conversion to one class of common stock due to the increase in voting power, while options for Class B common stock decreased in value due to the loss in voting power. There were no other modifications to the underlying stock. Accordingly, the Company recorded a non-cash compensation expense of $0.2 million under SFAS No. 123 for the modification to options for Class A common stock.

I.     Stockholder Rights Plan Adoption

      On September 23, 2003, the Board of Directors approved the adoption of a Stockholder Rights Plan (the “Plan”). Under the Plan, the Company issued a dividend of one preferred stock purchase right (a “Right”) for each share of common stock of the Company held by stockholders of record at the close of business on October 15, 2003. New rights will accompany any new shares of common stock we issue after October 15, 2003 until the expiration date for the Rights. Each right initially entitles stockholders to purchase a fractional share of the Company’s Series A Junior Participating Preferred Stock for $32.50. The rights are not exercisable, however, until the occurrence of certain events, including the commencement of a tender offer or acquisition of 15 percent or more of the Company’s common stock. The Rights are redeemable at $.01 per Right at anytime prior to a triggering event at the option of the Board of Directors. The Rights will expire on October 15, 2013.

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

Overview

      We are a premier global management consulting firm. We help leading organizations worldwide to leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. We work collaboratively with our clients, utilizing small teams of consultants with skills in strategy, technology and program management. During the quarter ended September 30, 2003 we generated net revenue (before reimbursements of out-of-pocket expenses) of $38.2 million from 63 clients. At September 30, 2003, we employed 454 consultants and had nine offices in North America, Europe and Latin America, which included Barcelona, Chicago, Dusseldorf, Lisbon, London, Madrid, Munich, Paris and Sao Paulo.

      Our revenue is comprised of professional fees for services rendered to our clients plus reimbursement of out-of-pocket expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement. We bill our clients for these services on either a monthly or semi-monthly basis in accordance with the terms of the client engagement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may not be able to bill for those services until a later date. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. If it becomes evident that costs are likely to be incurred subsequent to targeted project completion, a portion of the project revenue is reflected in deferred revenue. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

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

Recently Adopted Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under the guidance in SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, however, we will continue to follow the guidance of EITF 94-3 for any changes in our estimates for the restructuring initiatives implemented prior to that date. The restructuring charges, and subsequent adjustments to these charges, recorded in December 2001, September 2002 and December 2002 are accounted for under EITF 94-3. The restructuring charge recorded in June 2003 is accounted for under SFAS No. 146.

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

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. As of September 30, 2003 and during the three months then ended, we did not have any derivative instruments or hedging activities outstanding and as such, the adoption of SFAS No. 149 is not expected to have a material impact on our financial condition or operating results.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments created, entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact on our financial condition or operating results from adopting SFAS No. 150 in the six months ended September 30, 2003.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation. The application of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

Results of Operations

      The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenue:

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	100.0%	100.0	% 100.0	% 100.0%
Out-of-pocket expense reimbursements	17.3	13.5	15.8	14.3

Total revenue	117.3	113.5	115.8	114.3
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	75.9	66.3	76.4	67.0
Out-of-pocket reimbursable expenses	17.3	13.5	15.8	14.3

Total project personnel and related expenses	93.2	79.8	92.2	81.3
Professional development and recruiting	2.5	3.0	2.8	2.5
Marketing and sales	3.0	2.0	3.7	1.8
Management and administrative support	25.8	20.8	26.6	24.1
Non-cash compensation	30.1	6.0	43.8	11.5
Restructuring charges	54.7	0.0	27.3	5.9

Total operating expenses	209.3	111.6	196.4	127.1

Income (loss) from operations	(92.0)	1.9	(80.6)	(12.8)
Other income (expense), net	(0.2)	0.6	(0.5)	0.9

Income (loss) before taxes and cumulative effect of change in accounting principle	(92.2)	2.5	(81.1)	(11.9)
Income tax expense (benefit)	(19.4)	(1.3)	(12.2)	1.4

Income (loss) before cumulative effect of change in accounting principle	(72.8)	1.2	(68.9)	(13.3)
Cumulative effect of change in accounting principle	—	—	(184.3)	—

Net income (loss)	(72.8)%	1.2%	(253.2)%	(13.3)%

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

      Our net income for the quarter ended September 30, 2003 was $0.5 million compared to a net loss of $27.8 million during the quarter ended September 30, 2002. This $28.3 million increase in income is principally related to the decrease in total operating expenses, primarily in non-cash compensation, restructuring charges and project personnel and related expenses, as a result of the cost reduction programs implemented in fiscal year 2003 and 2004.

      Revenue before out-of-pocket expense reimbursements increased slightly to $38.2 million during the quarter ended September 30, 2003 as compared to $38.1 million during the same period in the prior year. Total revenue, including out-of-pocket expense reimbursements, decreased 3.0% to $43.4 million for the quarter ended September 30, 2003 compared with $44.7 million reported for the same period of the prior year. Revenue from new clients accounted for 11% of revenue during the three-month period ended September 30, 2003, compared to 9% during the same period in the prior year. We served 63 clients during the quarter ended September 30, 2003 as compared to 79 clients during the same period in the prior year.

      Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $3.6 million, or 12.3%, to $25.4 million during the quarter ended September 30, 2003 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented throughout fiscal 2003 and 2004. During fiscal 2003 and 2004 we reduced personnel as part of the Company’s restructuring plans. We reduced our client-serving professional staff from 674 at September 30, 2002 to 454 at September 30, 2003. As a percentage of net revenue, project personnel and related expenses before out-of-pocket expense reimbursements decreased to 66.3% during the quarter ended September 30, 2003, as compared to 75.9% in the same period in the prior year, due primarily to savings resulting from cost reduction programs. Project personnel and related expenses including out-of-pocket reimbursable expenses decreased $5.0 million to $30.5 million during the quarter ended September 30, 2003 as compared to the same period of the prior year.

      Professional development and recruiting expenses increased 17.7% to $1.1 million during the quarter ended September 30, 2003 as compared to the same period in the prior year. This increase primarily reflects increases in our level of recruiting and training conduct expenditures. As a percentage of net revenue, these expenses increased to 3.0% as compared to 2.5% during the same period in the prior year.

      Marketing and sales expenses decreased $0.4 million, or 33.2%, to $0.8 million during the quarter ended September 30, 2003 as compared to the same period in the prior year as a result of decreased marketing activities primarily due to the fact that we did not conduct an Exchange, our executive learning forum that is typically held three times per year, in the September quarter. As a percentage of net revenue, these expenses decreased to 2.0% as compared to 3.0% during the same period in the prior year.

      Management and administrative support expenses decreased from $9.8 million to $8.0 million during the quarter ended September 30, 2003 as compared to the same period in the prior year, principally as a result of our cost reduction programs, including the downsizing of offices globally. As a percentage of net revenue, these expenses decreased from 25.8% to 20.8% during the quarter ended September 30, 2003 as compared to the same period in the prior year due to the cost reduction programs implemented.

      Noncash compensation decreased from $11.5 million during the quarter ended September 30, 2002 to $2.3 million during the quarter ended September 30, 2003. Noncash compensation expense had been primarily due to the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. Starting with the quarter ended June 30, 2003, noncash compensation also includes expense of all stock awards granted to employees beginning April 1, 2003 calculated under the fair value method of SFAS 123. The unearned compensation is earned over the service period and is contingent on the continued employment of these employees. The decrease in noncash compensation is primarily due to stock option cancellations as a result of forfeitures from terminated employees. As a percentage of net revenue, noncash compensation was 6.0% during the quarter ended September 30, 2003 as compared to 30.1% in the same period of the prior year.

      Restructuring charge expense decreased from $20.9 million during the quarter ended September 30, 2002 to zero during the quarter ended September 30, 2003. We recorded a restructuring charge of $20.9 million during the quarter ended September 30, 2002 as a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003. The restructuring charge consisted of $12.1 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses, $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases and $0.4 million of additional expense recorded in connection with the restructuring plan implemented in December 2001 due primarily to a change in estimate related to the cost of terminating an equipment lease. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees. Of the total employees severed, 60% were project personnel and 40% were operational personnel. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value. The Company expected savings from the September 2002 restructuring plan to be about $15-$17 million on an annualized basis.

      The income from operations increased from a loss of $35.1 million to income of $1.0 million during the quarter ended September 30, 2003 as compared to the same period in the prior year. This increase was due primarily to the decrease in total operating expenses as a result of the cost reduction programs implemented throughout fiscal year 2003 and 2004.

      Other income (expense), net increased from a net expense of $0.1 million during the quarter ended September 30, 2002 to a net income of $0.2 million during the quarter ended September 30, 2003 primarily due to reduced foreign exchange losses which were partially offset by a decrease in interest income related to decreases in interest yields and cash balances throughout fiscal year 2003 and 2004. As a percentage of net revenue, other income (expense), net increased from (0.2)% to 0.6% during the quarter ended September 30, 2003 as compared to the same period in the prior year.

      Income tax expense increased from an income tax benefit of $7.4 million during the quarter ended September 30, 2002 to income tax expense of $0.5 million during the quarter ended September 30, 2003. The income tax expense recorded in the quarter ended September 30, 2003 is related to the current income tax liability of foreign subsidiaries.

      The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax basis of assets and liabilities and their related amounts in the financial statements. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of September 30, 2003, the valuation allowance against deferred tax assets was $52.4 million, and covered the full amount of the Company’s net federal, state and international deferred tax assets.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

      Our net loss for the six months ended September 30, 2003 was $9.6 million compared to a net loss of $193.5 million during the six months ended September 30, 2002. This $183.9 million decrease in the loss is primarily related to the $140.9 million non-cash charge recorded during the first quarter of fiscal 2003 for the impairment of goodwill. Also contributing to the decrease in the net loss was the decrease in total operating expenses primarily in non-cash compensation, restructuring charges and project personnel and related expenses as a result of the cost reduction programs implemented in fiscal year 2003 and 2004.

      Revenue before out-of-pocket expense reimbursements decreased 5.5% to $72.2 million during the six months ended September 30, 2003 as compared to the same period in the prior year. Total revenue, including out-of-pocket expense reimbursements, decreased 6.7% to $82.6 million for the six months ended September 30, 2003 compared with $88.5 million reported for the same period of the prior year. The decrease in revenue can be principally attributed to the weakness in the global economy, resulting in a decline in demand for the Company’s services. The unstable economic conditions early in the year have also led to pricing pressures, a lengthening of the Company’s sales cycle and reduction and/or deferrals of client expenditures for consulting services. Revenue from new clients accounted for 9% of revenue during the six-month period ended September 30, 2003, compared to 12% during the same period in the prior year. We served 80 clients during the six months ended September 30, 2003 as compared to 103 clients during the same period in the prior year.

      Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $10.0 million, or 17.1%, to $48.4 million during the six months ended September 30, 2003 as compared to the same period in the prior year. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented throughout fiscal 2003 and 2004. During fiscal 2003 and 2004 we reduced personnel as part of the Company’s restructuring plans. We reduced our client-serving professional staff from 674 at September 30, 2002 to 454 at September 30, 2003. As a percentage of net revenue, project personnel and related expenses before out-of-pocket expense reimbursements decreased from 76.4% to 67.0% during the six months ended September 30, 2003, as compared to the same period in the prior year, due primarily to savings resulting from cost reduction programs. Project personnel and related expenses including out-of-pocket reimbursable expenses decreased $11.7 million to $58.7 million during the six months ended September 30, 2003 as compared to the same period of the prior year.

      Professional development and recruiting expenses decreased 14.5% to $1.8 million during the six months ended September 30, 2003 as compared to the same period in the prior year. This decrease primarily reflects decreases in our level of recruiting and decreased training conduct expenditures. As a percentage of net revenue, these expenses decreased to 2.5% as compared to 2.8% during the same period in the prior year.

      Marketing and sales expenses decreased $1.6 million, or 55.1%, to $1.3 million during the six months ended September 30, 2003 as compared to the same period in the prior year as a result of decreased marketing activities including the discontinuation of Context magazine, the magazine we published since November of 1997. As a percentage of net revenue, these expenses decreased to 1.8% as compared to 3.7% during the same period in the prior year.

      Management and administrative support expenses decreased from $20.3 million to $17.4 million during the six months ended September 30, 2003 as compared to the same period in the prior year, principally as a result of our cost reduction programs, including the downsizing of offices globally. As a percentage of net revenue, these expenses decreased from 26.6% to 24.1% during the six months ended September 30, 2003 as compared to the same period in the prior year due to the decline in revenue.

      Noncash compensation decreased from $33.5 million during the six months ended September 30, 2002 to $8.3 million during the six months ended September 30, 2003. Noncash compensation expense had been incurred primarily due to the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation is earned over the service period and is contingent on the continued employment of these employees. Starting with the quarter ended June 30, 2003, noncash compensation also includes expense of all stock awards granted to employees calculated under the fair value method of SFAS 123. The decrease in non-cash compensation is primarily due to stock option cancellations as a result of forfeitures from terminated employees and to the non-recurring nature of the $8.6 million of expense recognized during the quarter ended June 30, 2002 related to the remaining unamortized original intrinsic value of certain non-vested stock options cancelled by the Company on May 14, 2002, pursuant to an offer to employees (other than senior officers) to surrender certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares. As a percentage of net revenue, noncash compensation was 11.5% during the six months ended September 30, 2003 as compared to 43.8% in the same period of the prior year.

      Restructuring charge expense decreased from $20.9 million during the six months ended September 30, 2002 to $4.2 million during the six months ended September 30, 2003. We recorded a restructuring charge of $20.9 million during the quarter ended September 30, 2002 as a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2003. The restructuring charge consisted of $12.1 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses, $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases and $0.4 million of additional expense recorded in connection with the restructuring plan implemented in December 2001 due primarily to a change in estimate related to the cost of terminating an equipment lease. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees. Of the total employees severed, 60% were project personnel and 40% were operational personnel. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value. The Company expected savings from the September 2002 restructuring plan to be between $15 million and $17 million on an annualized basis. In the first quarter of fiscal year 2004, we recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003 and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for contractual lease obligations related to office space reductions. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and Latin America region, resulting in the termination of approximately 30 employees. Of the total employees severed, 40% were project personnel and 60% were operational personnel. The $2.5 million charge consisted solely of severance and related expenses. The Company expected savings from the June 2003 restructuring plan to be between $5 million and $6 million on an annualized basis.

      The loss from operations decreased from a loss of $61.6 million to a loss of $9.2 million during the six months ended September 30, 2003 as compared to the same period in the prior year. This decrease was due primarily to the decrease in total operating expenses as a result of the cost reduction programs implemented throughout fiscal year 2003 and 2004, partially offset by a decrease in revenue before out-of-pocket expense reimbursements.

      Other income (expense), net increased from a net expense of $0.4 million during the six months ended September 30, 2002 to a net income of $0.6 million during the six months ended September 30, 2003 primarily due to a reduction in foreign exchange losses which were partially offset by a decrease in interest income related to decreases in interest yields and cash balances throughout fiscal year 2003 and 2004. As a percentage of net revenue, other income (expense), net increased from (0.5)% to 0.9% during the six months ended September 30, 2003 as compared to the same period in the prior year.

      Income tax expense increased from an income tax benefit of $9.3 million during the six months ended September 30, 2002 to income tax expense of $1.0 million during the six months ended September 30, 2003. The income tax expense recorded in the six months ended September 30, 2003 is related to the current income tax liability of foreign subsidiaries.

      The Company has deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax basis of assets and liabilities and their related amounts in the financial statements. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of September 30, 2003, the valuation allowance against deferred tax assets was $52.4 million, and covered the full amount of the Company’s net federal, state and international deferred tax assets.

      During the quarter ended June 30, 2002, the Company completed its initial impairment review in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and recorded a $140.9 million non-cash pretax charge for the impairment of goodwill, all of which was generated in the acquisition of Cluster Telecom BV. The charge reflected overall market declines since the acquisition was completed in November 2000, and is reflected as the cumulative effect of an accounting change in the condensed consolidated financial statements for the six months ended September 30, 2002.

Liquidity and Capital Resources

      We maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.50%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of September 30, 2003, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit.

      During the six months ended September 30, 2003, net cash used in operating activities was $4.0 million. This resulted primarily from a net loss before the cumulative effect of change in accounting principle of $9.6 million, a $2.5 million net decrease in the restructuring accrual, $11.3 million of non-cash items (depreciation and amortization, noncash compensation, the write-down of the net book value of property, plant, and equipment and tax benefits from employee stock plans), and $3.2 million used for working capital and other operating activities. Our billings for the three and six months ended September 30, 2003 totaled $45.8 million and $86.5 million, respectively. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $25.0 million at September 30, 2003 represented 49 days of billings for the quarter ended September 30, 2003.

      Cash provided by investing activities was $0.3 million for the six months ended September 30, 2003. Cash provided by investing activities resulted primarily from cash provided from other assets resulting from the collection of certain employee notes receivable, partially offset by capital expenditures.

      Cash provided by financing activities was $0.9 million for the six months ended September 30, 2003 resulting from common stock issued as a result of shares purchased through the Employee Stock Purchase Plan and option exercises.

      On September 23, 2003, the Board of Directors and shareholders approved a plan of recapitalization, thereby converting all Class A and B Common Stock to a new class of capital stock called Common Stock, on a one-to-one basis. The total authorized number of shares of Common Stock is 300,000,000 shares. This plan of recapitalization was based on a detailed review of our system of corporate governance. The Board considered the effect of the Sarbanes-Oxley Act and the corporate governance standards being developed for listed companies by the Nasdaq National Market. After a thorough review, the Board concluded that a modification to the Corporation’s Restated Certificate of Incorporation and internal governance agreements should be made to assure continued independence of a majority of the Board and the proper functioning of the audit and other committees of the Board.

      Because each outstanding share of Class B Common Stock had five votes, the holders of the Class B Common Stock could significantly influence all matters brought to a vote of our stockholders. In addition, all of the holders of our Class B Common Stock had granted proxies to our Chief Executive Officer to vote their shares. Accordingly, the Chief Executive Officer had the right to vote 100% of the outstanding shares of Class B Common Stock. Our Board of Directors had determined that it was no longer in our best interest for our Chief Executive Officer to have such voting control. The Board of Directors approved this plan of recapitalization in order to bring our system of corporate governance more in line with the governance of other public companies. Implementation of this plan eliminated the voting control then held by our Chief Executive Officer by reducing the number of votes for employee shares and eliminating the CEO proxy, although certain aspects of our internal governance procedures remain under the Partners’ Operating Agreement, as amended.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

      This information is set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the six months ended September 30, 2003. As of September 30, 2003, there were no open euro/U.S. dollar or other forward contracts outstanding.

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

PART II. OTHER INFORMATION

Item 1.

      None

Item 2.     Changes in Securities and Use of Proceeds

      On September 23, 2003, the Company effected a recapitalization by which all of its outstanding shares of Class A common stock and Class B common stock were converted on a one-for-one basis into shares of a single, newly created class of common stock, called Common Stock. All shares of Common Stock have 1 vote per share as opposed to the former Class B shares which had 5 votes to every 1 vote held by the former Class A shares. There were no other material modifications to the underlying stock as part of the recapitalization.

      On September 23, 2003, the Board of Directors approved the adoption of a Stockholder Rights Plan (the “Plan”). Under the Plan, the Company issued a dividend of one preferred stock purchase right (a “Right”) for each share of common stock of the Company held by stockholders. The Plan became effective at the close of business on October 15, 2003. Each Right initially entitles stockholders to purchase a fractional share of the Company’s Series A Junior Participating Preferred Stock for $32.50. The Rights do not become exercisable, however, until the occurrence of certain events, including the commencement of a tender offer or acquisition of 15 percent or more of the Company’s common stock. The Rights are redeemable at $.01 per Right at anytime prior to a triggering event at the option of the Board of Directors. The Rights will expire on October 15, 2013.

Item 3.

      None

Item 4.     Submission of Matters to a Vote of Security Shareholders

      On September 23, 2003, the Company held its annual meeting of shareholders at the Westin Hotel in Chicago, Illinois. Donald R. Caldwell, Alan C. Kay and Samuel K. Skinner were elected by the shareholders to serve as Class I members of the Board of Directors for three-year terms expiring at the 2006 annual meeting of shareholders. Michael E. Mikolajczyk and Javier Rubio were elected by the shareholders to serve as Class III members of the Board of Directors for two-year terms expiring at the 2005 annual meeting of shareholders. The classification of directors is to effect 3 year staggered terms, with no other differences in director rights. The vote on this matter is set forth below. There were no broker non-votes for this matter voted upon by the shareholders.

      1. Election of Directors

Name	For	Withheld

Donald R. Caldwell	58,785,945	1,143,542
Alan C. Kay	59,441,765	487,722
Samuel K. Skinner	59,438,723	490,764
Michael E. Mikolajczyk	54,812,216	5,117,271
Javier Rubio	59,318,365	611,122

      2. Amendment of the Company’s Restated Certificate of Incorporation to effect the recapitalization of the Company’s Class A and Class B Common Stock into a single class of Common Stock.

For	Against	Abstain

44,177,300	6,775,439	336,795

      3. Amendment to the Company’s Employee Stock Purchase Plan

For	Against	Abstain

45,060,640	5,166,744	1,062,149

Item 5.

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
31.1	*	CEO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3	*	Senior Vice President, Finance and Administration Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	CEO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.3	*	Senior Vice President, Finance and Administration Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Risk Factors

      (b) Reports on Form 8-K

      Form 8-K dated July 31, 2003.

*	filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.

Date: November 12, 2003	By: /s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: November 12, 2003	By: /s/ KARL E. BUPP Karl E. Bupp Vice President, Chief Financial Officer and Treasurer