Form 10-Q
period 2003-12-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2004-02-13
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

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

      As of January 31, 2004, there were 34,656,132 shares of Common Stock of the Registrant outstanding.

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
Risk Factors

DIAMONDCLUSTER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2003

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2003	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,328	$79,182
Accounts receivable, net of allowance of $1,597 and $2,166 as of March 31 and December 31, 2003, respectively	16,314	20,132
Prepaid expenses	5,598	7,307

Total current assets	97,240	106,621
Computers, equipment, leasehold improvements and software, net	10,349	7,719
Other assets	1,902	781

Total assets	$109,491	$115,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,193	$5,848
Income taxes payable	730	1,159
Restructuring accruals, current portion	7,134	4,158
Other accrued liabilities	17,857	19,891

Total current liabilities	29,914	31,056
Restructuring accruals, less current portion	7,200	6,900
Total liabilities	37,114	37,956

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 300,000 shares authorized, 38,308 shares issued as of December 31, 2003	—	38
Class A Common Stock, $.001 par value, 200,000 shares authorized, 28,731 shares issued as of March 31, 2003	29	—
Class B Common Stock, $.001 par value, 100,000 shares authorized, 6,493 shares issued as of March 31, 2003	6	—
Additional paid-in capital	644,302	621,401
Unearned compensation	(47,330)	(7,305)
Notes receivable from sale of common stock	(71)	(20)
Accumulated other comprehensive income	1,294	2,463
Accumulated deficit	(473,921)	(482,533)

	124,309	134,044
Less Common Stock in treasury, at cost, 3,392 shares held at March 31 and 3,923 shares held at December 31, 2003	51,932	56,879

Total stockholders’ equity	72,377	77,165

Total liabilities and stockholders’ equity	$109,491	$115,121

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	ended December 31,		ended December 31,

	2002	2003	2002	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$30,077	$39,510	$106,511	$111,753
Out-of-pocket expense reimbursements	3,451	5,280	15,502	15,620

Total revenue	33,528	44,790	122,013	127,373
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	26,786	25,931	85,179	74,299
Out-of-pocket reimbursable expenses	3,451	5,280	15,502	15,620

Total project personnel and related expenses	30,237	31,211	100,681	89,919
Professional development and recruiting	1,104	1,396	3,256	3,237
Marketing and sales	788	598	3,628	1,873
Management and administrative support	8,233	8,079	28,534	25,508
Noncash compensation *	10,549	2,445	44,006	10,748
Restructuring charge	8,409	—	29,266	4,233

Total operating expenses	59,320	43,729	209,371	135,518

Income (loss) from operations	(25,792)	1,061	(87,358)	(8,145)
Other income (expense), net	337	289	(38)	904

Income (loss) before taxes and cumulative effect of change in accounting principle	(25,455)	1,350	(87,396)	(7,241)
Income tax expense (benefit)	(4,538)	370	(13,830)	1,371

Income (loss) before cumulative effect of change in accounting principle	(20,917)	980	(73,566)	(8,612)
Cumulative effect of change in accounting principle, net of income tax benefit of zero	—	—	(140,864)	—

Net income (loss)	(20,917)	980	(214,430)	(8,612)
Foreign currency translation adjustments	1,487	710	3,833	1,169

Comprehensive income (loss)	$(19,430)	$1,690	$(210,597)	$(7,443)

Basic net income (loss) per share of common stock:
Income (loss) before cumulative effect of change in accounting principle	$(0.67)	$0.03	$(2.34)	$(0.26)
Cumulative effect of change in accounting principle	—	—	(4.47)	—

Net income (loss)	$(0.67)	$0.03	$(6.81)	$(0.26)

Diluted net income (loss) per share of common stock:
Income (loss) before cumulative effect of change in accounting principle	$(0.67)	$0.03	$(2.34)	$(0.26)
Cumulative effect of change in accounting principle	—	—	(4.47)	—

Net income (loss)	$(0.67)	$0.03	$(6.81)	$(0.26)

Shares used in computing basic net income (loss) per share of common stock	31,398	33,145	31,483	32,528
Shares used in computing diluted net income (loss) per share of common stock	31,398	35,327	31,483	32,528
*Noncash compensation:
Project personnel and related expenses	$10,378	$2,175	$42,950	$9,905
Professional development and recruiting	17	44	139	89
Marketing and sales	29	14	234	68
Management and administrative support	125	212	683	686

Total noncash compensation	$10,549	$2,445	$44,006	$10,748

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months
	ended December 31,

	2002	2003

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Loss before cumulative effect of change in accounting principle	$(73,566)	$(8,612)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash provided by (used in) operating activities:
Restructuring charge	29,266	4,233
Depreciation and amortization	4,490	3,574
Write-down of net book value of computers, equipment, leasehold improvements and software, net	1,601	345
Noncash compensation	44,006	10,748
Deferred income taxes	(15,134)	—
Tax benefits from employee stock plans	324	—
Changes in assets and liabilities:
Accounts receivable	6,415	(1,893)
Prepaid expenses and other	1,253	(901)
Accounts payable	(495)	312
Restructuring accrual	(11,723)	(7,528)
Other assets and liabilities	3,768	2,474

Net cash provided by (used in) operating activities	(9,795)	2,752

Cash flows from investing activities:
Capital expenditures, net	(1,293)	(632)
Other assets	656	796

Net cash provided by (used in) investing activities	(637)	164

Cash flows from financing activities:
Common stock issued	3,799	4,269
Purchase of treasury stock	(5,187)	(4,947)

Net cash used in financing activities	(1,388)	(678)

Effect of exchange rate changes on cash	2,048	1,616

Net increase (decrease) in cash and cash equivalents	(9,772)	3,854
Cash and cash equivalents at beginning of period	96,773	75,328

Cash and cash equivalents at end of period	$87,001	$79,182

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$220	$—
Cash paid during the period for income taxes	2,217	2,411

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Basis of Reporting

      The accompanying unaudited interim condensed consolidated financial statements include the accounts of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated, and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s accounting policies, which have not changed, except as indicated in Notes B and G in these Notes to Condensed Consolidated Financial Statements. The consolidated results of operations for the three and nine months ended December 31, 2003, are not necessarily indicative of results for the full year.

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

      Unearned compensation represents stock-based compensation that has not yet been earned, and is reported within the stockholders’ equity section of the condensed consolidated balance sheet. Prior to April 1, 2003, the Company chose to account for stock-based compensation arising from fixed awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost of stock options (“non-cash compensation”) was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option’s exercise price, and was charged to operations over the vesting period, which generally ranged between two and five years. The Company applied Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” in accounting for stock issued to individuals or groups other than employees. Effective April 1, 2003, the Company adopted the fair value-based recognition provisions of SFAS No. 123 in accounting for stock awards to officers and employees. The Company elected the prospective method of transition, which applies the recognition provisions to all employee awards granted, modified or settled on or after April 1, 2003, in accounting for employee stock-based compensation. Had compensation expense on options granted prior to April 1, 2003 been determined based on the fair value at the grant date consistent with the methodology

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescribed under SFAS No. 123, the Company’s net income (loss) and basic and diluted net earnings (loss) per share would have been equal to the pro forma amounts indicated below (in thousands):

	Three Months		Nine Months
	Ended December 31,		Ended December 31,

	2002	2003	2002	2003

Net income (loss):
As reported	$(20,917)	$980	$(214,430)	$(8,612)
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(1)(2)	10,563	2,445	43,573	10,834
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,726)	(3,695)	(45,281)	(2,873)

Pro forma	$(23,080)	$(270)	$(216,138)	$(651)

Basic and diluted net earnings (loss) per share:
As reported	(0.67)	0.03	(6.81)	(0.26)
Pro forma	(0.74)	(0.01)	(6.87)	(0.02)

(1)	In the three and nine month periods ended December 31, 2002, these amounts include $0.5 million and $1.2 million of related tax benefits, respectively.

(2)	In the three and nine month period ended December 31, 2002 and the nine month period ended December 31, 2003, this amount includes $0.5 million, $0.8 million and $0.08 million, respectively of compensation expense related to restricted stock that was classified as part of the restructuring charge expense in the accompanying Condensed Consolidated Statements of Operations.

C.     Goodwill

      On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets (“intangibles”) are no longer subject to amortization, rather they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Under SFAS No. 142, goodwill impairment is assessed at the reporting unit level, using a discounted cash flow method. Prior to April 1, 2002, the Company amortized goodwill and identifiable intangible assets on a straight-line basis over their estimated useful lives not to exceed 40 years, and periodically reviewed the recoverability of these assets based on the expected future undiscounted cash flows. Goodwill, net, as of December 31, 2002 and 2003 was $94.3 million and zero, respectively. There were no indefinite life intangible assets at December 31, 2003.

      The Company’s goodwill was recorded in connection with acquisitions made in fiscal 2000 and 2001. The majority of this goodwill related to the Company’s acquisition of Cluster Telecom BV, (“Cluster”), a pan-European consulting firm specializing in wireless technology and digital strategies, which occurred in November 2000.

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

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the first quarter of fiscal 2003, the Company completed its initial impairment review following the guidance in SFAS No. 142 and recorded a $140.9 million non-cash pretax charge for the impairment of goodwill, all of which was generated in the acquisition of Cluster Telecom BV. The charge reflected overall market declines since the acquisition was completed in November 2000, and is reflected as the cumulative effect of an accounting change in the accompanying condensed consolidated financial statements.

      During the fourth quarter of fiscal 2003, the Company performed the required annual impairment review for goodwill and recorded an additional non-cash charge of $94.3 million. This impairment charge was recognized to reduce the carrying value of goodwill at the Company’s European and Latin American reporting unit ($84.3 million) and North American reporting unit ($10.0 million). These charges reflected the units’ lower than expected performance, including the continued decline in the consulting market, and lower valuations in the consulting industry primarily due to existing market conditions and related competitive pressures. As a result of the charges recognized during the year ended March 31, 2003, the carrying value of our goodwill was reduced to zero at March 31, 2003 and remained zero at December 31, 2003.

      The following table sets forth an analysis of the changes in the total carrying amount of goodwill for the fiscal year ended March 31, 2003 (in thousands):

Balance as of March 31, 2002	$235,179
Goodwill amortized during the fiscal year	—
Impairment loss recognized during the fiscal year	(235,179)

Balance as of March 31, 2003	$—

D.     Net Earnings (Loss) Per Share

      Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net earnings (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares (in

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thousands) used in computing basic and diluted net earnings (loss) per share for the three and nine-month periods ended December 31, 2002 and 2003:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,

	2002	2003	2002	2003

Shares used in computing basic net earnings (loss) per share	31,398	33,145	31,483	32,528
Dilutive effect of stock options, restricted stock and restricted stock units	—	2,182	—	—

Shares used in computing diluted net earnings (loss) per share	31,398	35,327	31,483	32,528

Antidilutive securities not included in dilutive earnings (loss) per share calculation	18,862	10,097	18,862	13,919

      The dilutive loss per share calculation for the three months ended December 31, 2002 and the nine months ended December 31, 2002 and 2003 excludes 0.5 million, 0.5 million and 1.8 million common stock equivalents, respectively, related to stock awards due to their anti-dilutive effect as a result of the Company’s reported net loss during these periods. For the three months ended December 31, 2002 and 2003 and nine months ended December 31, 2002 and 2003, respectively, 17.1 million, 9.9 million, 16.9 million, and 10.7 million stock options are excluded due to their anti-dilutive effect as a result of the options’ exercise prices being greater than the average market price of the common shares for these periods.

E.     Foreign Exchange Risk Management

     Objectives and Context

      The Company operates internationally; therefore its earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted service transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the euro, the British pound sterling and the Brazilian real.

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

     Strategies

      International revenue is generated primarily from sales of services in various countries and are typically denominated in the local currency of each country, most of which now use the euro. The Company’s foreign subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. As a result, management does not believe that its financial position is significantly exposed to foreign currency risk from foreign currency-denominated receivables and payables or forecasted service transactions.

      DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/ U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income (loss). At March 31, 2002, the Company had one euro/ U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/ U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign currency exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustment account which was offset by the related gain on the net investment in the foreign operations during the period. As of March 31, 2003 and December 31, 2003, there were no open euro/ U.S. dollar or other foreign currency contracts outstanding.

F.     Restructuring Charges

      As a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2004 and beyond, the Company restructured its workforce and operations in fiscal years 2002, 2003 and 2004.

      In the first quarter of fiscal year 2004, the Company recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003 and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. In connection with the restructuring plan implemented in June 2003 and in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a restructuring charge of $2.5 million ($1.5 million on an after-tax basis, or $0.05 per share). The $2.5 million charge consisted solely of severance and related expenses. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and Latin America region, resulting in the termination of approximately 30 employees, none of whom were still employed by the Company as of December 31, 2003. Of the total employees severed, 40% were project personnel and 60% were operational personnel.

      The total cash outlay for the restructuring announced in June 2003 is expected to approximate $2.3 million. The remaining $0.2 million of restructuring costs consist of non-cash charges related to equity grants issued in connection with certain severance agreements. As of December 31, 2003, approximately $2.3 million of cash had been expended for severance and related costs in connection with this initiative.

      In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million ($5.4 million on an after-tax basis, or $0.17 per share). The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, none of whom were still employed by the Company as of December 31, 2003. Of the total employees severed, 79% were project personnel and 21% were operational personnel.

      The total cash outlay for the restructuring announced in December 2002 is expected to approximate $7.5 million. The remaining $0.9 million of restructuring costs consists of non-cash charges primarily related to non-cash severance items and the write-down of certain assets to their estimated net realizable value. As of December 31, 2003, approximately $7.3 million of cash had been expended for this initiative, primarily related to severance and related costs.

      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million ($12.8 million on an after-tax basis or $0.41 per share). In June 2003, the Company adjusted this charge and recognized $1.7 million of additional expense to reflect a change in the

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate of future sublease income related to contractual lease obligations, bringing the total restructuring charge to $22.2 million ($14.5 million on an after-tax basis). The $22.2 million charge consisted of $13.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of December 31, 2003. Of the total employees severed, 60% were project personnel and 40% were operational personnel. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value.

      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $19.7 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of December 31, 2003, $10.4 million of cash had been expended for this initiative, primarily related to severance and related costs.

      In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis, or $0.31 per share). In September 2002, the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group which helped build and operate e-business ventures for Diamond’s clients. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of December 31, 2003. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

      The total cash outlay for the restructuring announced in December 2001 is expected to approximate $13.2 million. The remaining $2.7 million of restructuring costs consist of non-cash charges primarily for the write-off of leasehold improvements and other related costs for the facilities being downsized, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of December 31, 2003, $12.8 million of cash had been expended for this initiative, primarily related to severance and related costs.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major components of the restructuring charges are as follows (amounts in thousands):

	Restructuring Charge Accrual						Accrual Reduction		Other
										Remaining
										Accrual
	FY02 Q3		FY03 Q2				Utilized		Currency	Balance
					FY03 Q3	FY04 Q1			Translation	as of
Description	Charge	Adjustment	Charge	Adjustment	Charge	Charge	Cash	Non-cash	Adjustments	12/31/03

Severance and related costs	$10,847	$53	$5,638	$—	$7,761	$2,497	$24,195	$2,512	$43	$132
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	397	—	6,417	1,452	864	10,294
Write-off of property, plant, equipment, and leases	1,606	375	2,714	—	251	—	2,198	2,116	—	632

	$15,542	$400	$20,457	$1,736	$8,409	$2,497	$32,810	$6,080	$907	$11,058

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

G.     Recently Adopted Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under the guidance in SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, however, the Company will continue to follow the guidance of EITF 94-3 for any changes in estimates for the restructuring initiatives implemented prior to that date. The restructuring charges, and subsequent adjustments to these charges, recorded in December 2001, September 2002 and December 2002 are accounted for under EITF 94-3. The restructuring charge that was recorded in June 2003 is accounted for in accordance with SFAS No. 146.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective April 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective method of transition. Accordingly, the Company has accounted for employee awards granted, modified or settled after April 1, 2003 using the fair value method under SFAS No. 123 and related interpretations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The application of FIN 46 did not have a material effect on the Company’s condensed consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. As of December 31, 2003 and during the nine months then ended, the Company did not have any derivative instruments or hedging activities outstanding and as such, the adoption of SFAS No. 149 is not expected to have a material impact on the financial condition or operating results of the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments created, entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact on the financial condition or operating results of the Company from adopting SFAS No. 150 in the nine months ended December 31, 2003.

H.     Conversion To One Class of Common Stock

      On September 23, 2003, the Company effected a recapitalization by which all of its outstanding shares of Class A common stock and Class B common stock were converted on a one-for-one basis into shares of a single, newly created class of common stock, called Common Stock. SFAS No. 123 requires an expense to be recognized for modifications to options which make them more valuable. The Company determined that the options held for Class A common stock became more valuable with the conversion to one class of common stock due to the increase in voting power, while options for Class B common stock decreased in value due to the loss in voting power. There were no other modifications to the underlying stock. Accordingly, the Company recorded a noncash compensation expense of $0.2 million under SFAS No. 123 for the modification to options for Class A common stock.

I.     Stockholder Rights Plan Adoption

      On September 23, 2003, the Board of Directors approved the adoption of a Stockholder Rights Plan (the “Plan”). Under the Plan, the Company issued a dividend of one preferred stock purchase right (a “Right”) for each share of common stock of the Company held by stockholders of record at the close of business on October 15, 2003. New Rights will accompany any new shares of common stock the Company issues after October 15, 2003 until the expiration date for the Rights. Each Right initially entitles stockholders to purchase a fractional share of the Company’s Series A Junior Participating Preferred Stock for $32.50. The Rights are not exercisable, however, until the occurrence of certain events, including the commencement of a tender offer or acquisition of 15 percent or more of the Company’s common stock. The Rights are redeemable at $.01 per Right at anytime prior to a triggering event at the option of the Board of Directors. The Rights will expire on October 15, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below. We use the terms “we,” “our,” “us” and “the Company” in this report to refer to DiamondCluster International, Inc. and its wholly-owned subsidiaries.

Overview

      We are a premier global management consulting firm. We help leading organizations worldwide to leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. We work collaboratively with our clients, utilizing small teams of consultants with skills in strategy, technology and program management. During the quarter ended December 31, 2003 we generated net revenue (before reimbursements of out-of-pocket expenses) of $39.5 million from 67 clients. At December 31, 2003, we employed 458 consultants and had nine offices in North America, Europe and Latin America, which included Barcelona, Chicago, Dusseldorf, Lisbon, London, Madrid, Munich, Paris and Sao Paulo.

      Our revenue is driven by our ability to secure new client engagements, maintain existing client engagements and develop and implement solutions that add value to our clients. Our revenue is comprised of professional fees for services rendered to our clients plus reimbursement of out-of-pocket expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement. We bill our clients for these services on either a monthly or semi-monthly basis in accordance with the terms of the client engagement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may not be able to bill for those services until a later date. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. If it becomes evident that costs are likely to be incurred subsequent to targeted project completion, a portion of the project revenue is reflected in deferred revenue. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

      We generate revenue in many different countries throughout the world and our revenues are denominated in multiple currencies, including the U.S. dollar, the euro, the British pound sterling and the Brazilian real. As such, our revenues may be significantly impacted by fluctuations in foreign currency exchange rates. The strengthening of foreign currencies relative to the U.S. dollar over the last several quarters has had a favorable foreign currency translation impact on our financial statements and increased our revenues. For the three month period ended December 31, 2003, our net revenue was $39.5 million, an increase of $9.4 million, or 31.4%, compared with the same period in the prior year. Assuming constant foreign translation rates, net revenue for the three month period ended December 31, 2003 would have increased $7.0 million or 23.2%.

      Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. Over the past two years until March 2003, our business had been negatively impacted by weakened economic conditions in the geographic regions we serve, which had caused some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue as appropriate.

      The largest portion of our operating expenses consists of project personnel and related expenses. Project personnel expenses consist of payroll costs and related benefits associated with professional staff. Other related

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

expenses include travel, subcontracting, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and net revenue to be an important measure of our operating performance. The relationship between project personnel expenses and net revenue is driven largely by the chargeability of our consultant base, the prices we charge to our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space), and other administrative support for project personnel.

      We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in a lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

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

Critical Accounting Policies and Estimates

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For a description of the significant accounting policies which we believe are the most critical to aid in understanding and evaluating our reported financial position and results, refer to our Annual Report on Form 10-K for the year ended March 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

      The following table sets forth for the periods indicated, selected statements of operations data as a percentage of net revenue:

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Out-of-pocket expense reimbursements	11.5	13.4	14.6	14.0

Total revenue	111.5	113.4	114.6	114.0

Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	89.0	65.6	79.9	66.5
Out-of-pocket reimbursable expenses	11.5	13.4	14.6	14.0

Total project personnel and related expenses	100.5	79.0	94.5	80.5
Professional development and recruiting	3.7	3.5	3.1	2.9
Marketing and sales	2.6	1.5	3.4	1.7
Management and administrative support	27.4	20.4	26.8	22.8
Non-cash compensation	35.1	6.2	41.3	9.6
Restructuring charges	28.0	0.0	27.5	3.8

Total operating expenses	197.3	110.7	196.6	121.3

Income (loss) from operations	(85.8)	2.7	(82.0)	(7.3)
Other income (expense), net	1.2	0.7	—	0.8

Income (loss) before taxes and cumulative effect of change in accounting principle	(84.6)	3.4	(82.0)	(6.5)
Income tax expense (benefit)	(15.1)	0.9	(13.0)	1.2

Income (loss) before cumulative effect of change in accounting principle	(69.5)	2.5	(69.0)	(7.7)
Cumulative effect of change in accounting principle	—	—	(132.3)	—

Net income (loss)	(69.5)%	2.5%	(201.3)%	(7.7)%

Revenue

      From 2001 until March 2003, our Company had been affected by the weakened economic conditions in the geographic regions we serve. This resulted in a decrease in demand as companies tempered their spending on consulting services. The weakened economic conditions led to pricing pressures, a lengthening of the Company’s sales cycle and reductions and/or deferrals of client expenditures for consulting services. However, over the last three quarters the environment for our services has markedly improved. On a global basis, revenue before out-of-pocket expense reimbursements increased to $39.5 million during the quarter ended December 31, 2003 as compared to $30.1 million during the same period in the prior year. Total revenue, including out-of-pocket expense reimbursements, increased 33.6% to $44.8 million for the quarter ended December 31, 2003 compared with $33.5 million reported for the same period of the prior year. Revenue

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

before out-of-pocket expense reimbursements increased 4.9% to $111.8 million during the nine months ended December 31, 2003 as compared to the same period in the prior year. Total revenue, including out-of-pocket expense reimbursements, increased 4.4% to $127.4 million for the nine months ended December 31, 2003 compared with $122.0 million reported for the same period of the prior year.

      We continued to experience modest pricing improvement in the third quarter of fiscal year 2004 and maintained employee utilization within our target range of 65% to 70%. We have increased our annualized revenue per professional during the third fiscal quarter to $347 thousand on a global basis compared to $327 thousand in the previous fiscal quarter and $187 thousand in the third quarter of fiscal year 2003.

      Revenue from new clients accounted for 9% of revenue during the three-month period ended December 31, 2003, compared to 8% during the same period in the prior year. The term “new clients” is defined as clients that generated revenue in the current period but were absent from the prior period. We served 67 clients during the quarter ended December 31, 2003 as compared to 70 clients during the same period in the prior year. Revenue from new clients accounted for 12% of revenue during the nine-month period ended December 31, 2003, compared to 16% during the same period in the prior year. We served 94 clients during the nine months ended December 31, 2003 as compared to 120 clients during the same period in the prior year.

Operating Expenses

     Project Personnel and Related Expenses

      Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $0.9 million, or 3.2%, to $25.9 million during the quarter ended December 31, 2003 as compared to the same period in the prior year. For the nine-month period ended December 31, 2003, these expenses decreased $10.9 million, or 12.8%, to $74.3 million compared to the same period in the prior year. The decrease in project personnel and related expenses for both the three and nine months ended December 31, 2003 reflects savings resulting from cost-reduction programs implemented throughout fiscal 2003 and 2004. During fiscal 2003 and 2004 we reduced client-serving professionals as part of the Company’s restructuring plans. We reduced our client-serving professional staff from 613 at December 31, 2002 to 458 at December 31, 2003. As a percentage of net revenue, project personnel and related expenses before out-of-pocket expense reimbursements decreased from 89.0% to 65.6% during the quarter ended December 31, 2003, and decreased from 79.9% to 66.5% during the nine months ended December 31, 2003, as compared to the same periods in the prior year. Project personnel and related expenses including out-of-pocket reimbursable expenses increased $1.0 million to $31.2 million during the quarter ended December 31, 2003 as compared with the same period of the prior year due to the reinstatement of base pay reductions taken during 2002, and decreased $10.8 million to $89.9 million for the nine months ended December 31, 2003 as compared to the same period of the prior year.

      We ended the third fiscal quarter with 458 client-serving professionals, up from 454 at the end of the previous quarter and down from 613 in the year ago period. This is the first time we have increased headcount in more than two and a half years, and we expect headcount to continue to increase as long as we are able to continue to increase our revenue. Our global utilization during the quarter ended December 31, 2003 remained at the same level as the previous quarter, within our target range of 65% to 70%. Annualized voluntary attrition was 17% in the quarter, a decrease from 26% last quarter.

     Professional Development and Recruiting

      Professional development and recruiting expenses increased $0.3 million to $1.4 million during the quarter ended December 31, 2003 as compared to the same period in the prior year. The increase compared to the year ago quarter primarily reflects increases in our level of recruiting and training conduct expenditures related to our efforts to increase our client-serving professional headcount discussed above. For the nine

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

months ended December 31, 2003, professional development and recruiting expenses remained relatively flat at $3.2 million compared to the same period in the prior year.

     Marketing and Sales

      Marketing and sales expenses decreased $0.2 million, or 24.1%, to $0.6 million during the quarter ended December 31, 2003 as compared to the same period in the prior year. Marketing and sales expenses decreased $1.8 million, or 48.4%, to $1.9 million during the nine months ended December 31, 2003 as compared to the same period in the prior year. The decrease for both the three and nine month periods of fiscal year of 2004 were the result of reduced marketing activities including the discontinuation of Context magazine, the magazine we published from November of 1997 until December of 2002.

     Management and Administrative Support

      Management and administrative support expenses decreased from $8.2 million or 27.4% of net revenue to $8.1 million or 20.4% of net revenue during the quarter ended December 31, 2003 as compared to the same period in the prior year. For the nine months ended December 31, 2003, management and administrative support expenses decreased from $28.5 million or 26.8% of net revenue to $25.5 million or 22.8% of net revenue compared to the same period in the prior year. Management and administrative support expenses include the rent expense associated with our nine offices located in North America, Europe and Latin America. The decreases in management and administrative support expense for both the quarter and nine month periods ended December 31, 2003 are principally a result of our cost reduction programs implemented in fiscal years 2003 and 2004, including the downsizing of offices globally.

     Noncash Compensation

      Noncash compensation decreased from $10.5 million or 35.1% of net revenue during the quarter ended December 31, 2002 to $2.4 million or 6.2% of net revenue during the quarter ended December 31, 2003. Noncash compensation decreased from $44.0 million or 41.3% of net revenue during the nine months ended December 31, 2002 to $10.7 million or 9.6% of net revenue during the nine months ended December 31, 2003. Noncash compensation expense had been primarily due to the amortization of unearned compensation resulting from the issuance of stock and stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. Starting with the quarter ended June 30, 2003, noncash compensation also includes expense for all stock awards granted to employees beginning April 1, 2003 calculated under the fair value method of SFAS 123, including modifications of equity awards. In both instances, the unearned compensation is earned over the service period and is contingent on the continued employment of these employees. The decrease in noncash compensation for both the quarter and nine month period ended December 31, 2003 is primarily due to stock option cancellations as a result of forfeitures from terminated employees. In addition, the decrease in noncash compensation for the nine month period ended December 31, 2003 is also attributable to the non-recurring nature of the $8.6 million of expense recognized during the quarter ended June 30, 2002 related to the remaining unamortized original intrinsic value of certain non-vested stock options cancelled by the Company on May 14, 2002, pursuant to an offer to employees (other than senior officers) to surrender certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares.

     Restructuring Charges

      Restructuring charge expense was zero during the quarter ended December 31, 2003 compared to $8.4 million during the quarter ended December 31, 2002. Restructuring charge expense was $4.2 million during the nine months ended December 31, 2003 compared to $29.3 million during the nine months ended December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      During fiscal years 2002, 2003 and 2004, our Company suffered from a decrease in global demand as we saw clients decrease their spending on consulting services. As a result, management developed plans to restructure the Company’s operating infrastructure to better align it with the anticipated levels of business during those times and beyond. We recorded four separate restructuring charges during fiscal years 2002, 2003, and 2004. The primary actions of these restructuring charges included facilities downsizing, workforce reduction, and fixed asset write-offs. We expected annualized savings from these charges to be a combined $56 million to $62 million. Refer to the notes to condensed consolidated financial statements for a detailed description of the activities surrounding each of these restructuring charges.

Income Tax Expense

      Income tax expense increased from an income tax benefit of $4.5 million during the quarter ended December 31, 2002 to an income tax expense of $0.4 million during the quarter ended December 31, 2003. Income tax expense also increased from an income tax benefit of $13.8 million during the nine months ended December 31, 2002 to an income tax expense of $1.4 million during the nine months ended December 31, 2003. The income tax expense recorded in the quarter and nine month periods ended December 31, 2003 is related to the income tax liabilities of foreign subsidiaries.

      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of December 31, 2003, the valuation allowance against deferred tax assets was $69.2 million, and covered the full amount of our net federal, state and international deferred tax assets.

Cumulative Effect of Change in Accounting Principle

      During the quarter ended June 30, 2002, we completed our initial impairment review in accordance with SFAS No. 142 and recorded a $140.9 million non-cash pretax charge for the impairment of goodwill, all of which was generated in the acquisition of Cluster Telecom BV. The charge reflected overall market declines since the acquisition was completed in November 2000, and is reflected as the cumulative effect of an accounting change in the condensed consolidated financial statements for the nine months ended December 31, 2002.

Liquidity and Capital Resources

      The following table describes our liquidity and financial position on December 31, 2003 and 2002:

	December 31,

	2002	2003

	(in millions)
Working Capital	$71.7	$75.6
Cash and cash equivalents	$87.0	$79.2
Unutilized bank credit facilities	$9.1	$9.2

      We maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.50%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

December 31, 2003, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit.

     Cash Flow from Operating Activities

      During the nine months ended December 31, 2003, net cash provided by operating activities was $2.8 million. This primarily resulted from the following activities:

•	The net loss was $8.6 million.

•	The net loss gives effect to noncash charges aggregating $18.9 million that must be excluded to arrive at cash flows from operations. The principal noncash charges are stock-based compensation ($10.7 million), the restructuring charges recorded in the first quarter of fiscal year 2004 ($4.2 million), and depreciation and amortization ($3.6 million).

•	Cash outflows to reduce the restructuring accrual aggregated $7.5 million, including payments under contractual lease obligations and severance and related costs.

•	Changes in assets and liabilities that result from operating activities are also considered in arriving at cash flows from operations. Cash flows of $2.8 million resulted from increases in accounts receivable ($1.9 million) and prepaid expenses and other ($0.9 million), offset by cash outflows, net in other accounts of $2.8 million.

      Our billings for the three and nine months ended December 31, 2003 totaled $46.9 million and $133.4 million, respectively, compared to $36.3 million and $129.1 million for the three and nine months ended December 31, 2002, respectively. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $22.3 million at December 31, 2003 represented 43 days of billings for the quarter ended December 31, 2003. This compares to a gross receivable balance of $19.0 at December 31, 2002 representing 47 days of billings for the quarter ended December 31, 2002.

     Cash Flow from Investing Activities

      Cash provided by investing activities was $0.2 million for the nine months ended December 31, 2003. Cash provided by investing activities resulted primarily from cash provided from other assets resulting from the collection of certain employee notes receivable, partially offset by capital expenditures.

     Cash Flow from Financing Activities

      Cash used in financing activities was $0.7 million for the nine months ended December 31, 2003 resulting from the repurchase of DiamondCluster common stock of $4.9 million, offset by the $4.3 million proceeds from the issuance of common stock as a result of shares purchased through the Employee Stock Purchase Plan and option exercises. The Board of Directors (the “Board”) has authorized the repurchase of the Company’s common stock through open market transactions. During the quarter ended December 31, 2003, we repurchased 0.5 million shares at an average price of $9.31. As of December 31, 2003 the number of shares available for repurchase was 2.1 million. At December 31, 2003, the number of shares purchased under this authorization was 3.9 million shares at an aggregate cost of $56.9 million.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

      On May 2, 2002, we offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to surrender certain stock options previously granted to them in exchange for a future grant of a smaller number of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster’s 2000 Stock Option Plan and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees were required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were surrendered as part of this plan. Certain of these options had intrinsic value at the original grant date, the unvested portion of which had not been amortized to noncash compensation expense at the date surrendered. The voluntary surrender of these options resulted in a noncash charge to compensation expense of $8.6 million during the quarter ended June 30, 2002 relating to the remaining unamortized compensation expense related to these surrendered options. On November 15, 2002, approximately 1.0 million new options were granted to employees who remained employed by DiamondCluster. The exercise price for a majority of the options granted on November 15, 2002 was $0.76, or 25% of the fair market value of the Company’s common stock on that date.

     Summary

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

DIAMONDCLUSTER INTERNATIONAL, INC.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

      This information is set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the nine months ended December 31, 2003. As of December 31, 2003, there were no open euro/ U.S. dollar or other forward contracts outstanding.

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

DIAMONDCLUSTER INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1 – 5.

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

      Form 8-K dated October 30, 2003.

*	filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.

Date: February 12, 2004	By: /s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: February 12, 2004	By: /s/ KARL E. BUPP Karl E. Bupp Vice President, Chief Financial Officer and Treasurer