Form 10-K
period 2004-03-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2004-06-10
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004

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

      As of September 30, 2003 there were 33,716,210 shares of Common Stock of Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of September 30, 2003 was an estimated $202.1 million, computed based upon the closing price of $6.84 per share on September 30, 2003.

      As of May 31, 2004, there were 39,188,037 shares of Common Stock of the Registrant outstanding.

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

DIAMONDCLUSTER INTERNATIONAL, INC.

Annual Report on Form 10-K for the Fiscal Year Ended

March 31, 2004

PART I

Available Information

      DiamondCluster International, Inc.’s executive offices are located at Suite 3000, John Hancock Center, 875 North Michigan Avenue, Chicago, Illinois 60611, and our telephone number is (312) 255-5000. Our stock is traded on the NASDAQ National Market under the symbol “DTPI.” Our internet address is http://www.diamondcluster.com. We make available free of charge on the Investor Relations section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

      In this Annual Report on Form 10-K, we use the terms “DiamondCluster,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to DiamondCluster International, Inc. and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends March 31.

Item 1.	Business

Overview

      DiamondCluster International, Inc. (“DiamondCluster”) is a premier global management consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Our firm offers clients skills in strategy, technology and program management to help companies reduce costs, incorporate flexibility into their businesses, address changing regulations and markets, improve operations, and grow their businesses. We combine innovative strategic thinking, deep industry expertise and a thorough understanding of technology to deliver successful business solutions. We work collaboratively with our clients using small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. Our approach of using multidisciplinary teams allows our consultants to identify and design solutions that traditional approaches, because of their sequential nature, may not identify. We go to market by vertical industry and focus on industries that are strategically dependent upon technology. We currently serve clients in five vertical industries: financial services, insurance, telecommunications, healthcare and the public sector. We operate globally with offices in North America, Europe and Latin America.

      DiamondCluster was formed on November 28, 2000, when Diamond Technology Partners Incorporated acquired all of the outstanding shares of Cluster Telecom BV (“Cluster”). Cluster was a pan-European management consulting firm specializing in wireless technology and digital strategies. DiamondCluster generated $154.8 million of net revenues (before reimbursements of out-of-pocket expenses) from 110 clients in fiscal year 2004 and at March 31, 2004, employed 481 consultants and had nine offices in North America, Europe and Latin America, including offices in Barcelona, Chicago, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, and São Paulo.

Industry Background and Opportunity

      Demand in the consulting industry is driven by change. The business environment today is faced with significant changes on a wide variety of fronts, including globalization, regulatory requirements, economic cycles, new competition, industry and market consolidation, organizational restructurings, and new technologies. Management teams are constantly assessing the potential impact of these changes on their businesses. Many of these changes are significant and impact entire organizations. Other changes impact specific products or functional areas.

      Among the most pervasive of these changes is technology. Technology often fundamentally affects how a company relates to its customers, suppliers, employees, investors and competitors. As such, organizations invest significant resources in technology. Consequently, technology is increasingly an area of focus among the highest levels of business organizations, including the CEO and the board of directors, as they look for new strategies that enable them to leverage their existing assets while taking advantage the opportunity and flexibility that technology can afford their businesses.

      Management teams turn to consultants for a number of reasons, including the need for deep expertise in a specific area, the need to do something in an accelerated timeframe, the need to mitigate their risk, the need for an outside objective perspective, or the need for someone outside the organization to serve as an agent to implement major change within their organizations. We believe that companies increasingly seek outside consultants that can provide a combination of innovative strategic analysis, in-depth vertical industry expertise and a thorough understanding of technology and its applications to design and, importantly, to implement a solution that will improve their business.

      While the fundamental reasons management teams look to consultants for help have not changed in many decades, we believe a structural change is taking place in the consulting industry. First, the traditional information technology service providers, which comprise a majority of the consulting industry, are consolidating while also increasing their size and scope of service offerings to include larger and more complex projects, such as business process outsourcing. Second, there has been a growing acceptance around the world of the offshore programming firms, which offer a compelling economic alternative or programming services. These firms have put a good deal of pressure on the traditional information technology service providers for this type of business. Finally, while the traditional strategic consulting firms have recognized the need to expand their traditional scope of services beyond strategy and organization, they have been either reluctant or unable to fully integrate technology and execution advisory services into their firms. We believe these structural industry changes give objective consultants with deep expertise in strategy, technology and program management, an increasingly valuable role for the foreseeable future.

      As both business and technology become increasingly complex, the market for consulting services grows. We believe that this increasing complexity, coupled with consolidation and other shifts in the consulting marketplace, also increases the importance of an objective advisor that is able to remain vendor independent. International Data Corporation (IDC) estimates that the worldwide business consulting and information technology (“IT”) consulting services markets will reach $54.2 billion and $32.2 billion, respectively, in 2006, based on an analysis for the years 2001-2006.

Our Competitive Strengths

      We combine innovative strategic thinking, in-depth vertical industry expertise, a global presence, a thorough understanding of technology and its applications, and complex program management skills to deliver powerful business solutions for our clients. We offer clients the range of services of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We help our clients use technology to reduce costs, incorporate flexibility into their businesses, address changing regulations and markets, improve operations, and grow their businesses. We believe the following attributes distinguish us from our competitors:

      Objectivity. We provide our clients with objective advice in the areas of strategy, technology, and program management. We believe that the increasing complexity of technology and the changing structure within the consulting industry (see “Industry Background and Opportunity”) increases the value to senior management of an objective advisor, such as DiamondCluster. We have intentionally avoided offering services or entering into alliances that might bias our objectivity, such as selling or reselling hardware or software, or offering programming services.

      Collaborative Business Model. Our business model dictates that we work collaboratively with our clients. We believe this approach is best because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. We work with CEOs and senior leadership teams of leading organizations worldwide to understand and leverage technology in their businesses. This approach transfers to the client critical knowledge and accountability that is necessary to enact lasting and productive change. Our model is designed to provide only the highest value services to our clients. When needed, we subcontract third-party sources, including offshore firms, to provide a complete solution. We believe this provides more value to our clients.

      Small, Multidisciplinary Teams. We work with our clients from the earliest stages of study and assessment through the creation and implementation of a solution using small teams with skills in strategy, technology and program management. We believe our approach of using small, multidisciplinary teams provides our clients with a common perspective and breadth of expertise not available from other consulting firms.

      Strategic Industry Insight and Expertise. We focus on serving five vertical industries: financial services, insurance, telecommunications, healthcare, and the public sector. We believe our vertical industry focus enables us to define and deliver solutions that effectively address the market and regulatory dynamics, and business opportunities facing our clients.

      Global Diversity and Presence. We deliver our services worldwide through our offices in North America, Europe and Latin America. We believe that our global reach and knowledge, combined with our understanding of local markets, provide us the ability to deliver consistent, high-quality consulting services.

      Senior-Level Relationships. We sell our services to “c-level” buyers within an organization (i.e., CEO, COO, CFO, CIO, CMO). We also have in place a number of programs that maintain these relationships in between engagements (see “Business Development”). Our goal is to become managements’ trusted advisor, with no bias towards a particular technology or product.

      Delivery of Results. DiamondCluster delivers tangible results, not just recommendations. Our consultants work with client management to develop a complete cost/benefit analysis, which focuses on metrics such as shareholder value and return on invested capital. DiamondCluster then works with the client to implement the solution to achieve the results.

      Ability to Quickly Evolve Our Offerings. The consulting industry is subject to changes in economic, business and technology cycles, which requires a consulting firm to be very agile in order to maintain the relevancy of its services to the market. Our approach of identifying and scaling new service offerings enables us to quickly evaluate and change our service offerings to meet current market demands. Our people are skilled in three enduring competencies — strategy, technology and program management — that are independent of particular economic, business and technology cycles.

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

      Foster A Strong Culture. The most important asset of a consulting firm is its people. We have developed a strong and enduring culture by recruiting primarily from leading graduate and undergraduate universities, and have developed an environment of continuous learning and innovation that helps to retain our talented professionals (see “Employees and Culture”). We are committed to the long-term growth and development of each of our professionals.

      Experienced and Motivated Management. Our global management team has an average of more than 20 years of experience. They have experience managing consulting businesses through business, economic and technology cycles, and have strong skills in establishing and developing client relationships.

Our Growth Strategy

      Our goal is to become the consultant of choice for clients looking for an objective partner to help them understand and leverage technology to reduce costs, incorporate flexibility into their businesses, address changing regulations and markets, improve operations, and grow their businesses. Our business model is designed to allow us to be an objective and trusted advisor who provides the highest value of services to our clients from strategy through implementation. We believe our business model provides our company with a fundamental differentiation because it requires a collaborative approach with the client, utilizes multidisciplinary teams to ensure the best solution, and effectively leverages the ongoing stream of new intellectual capital into our organization. The following strategies guide our actions as we grow our business:

      Attract and Retain Skilled Personnel. Our continued success and growth will require us to expand our base of highly skilled professionals. This emphasis on human resources begins with our recruitment of client-serving professionals from leading graduate and undergraduate universities, as well as from industry and from other consulting firms. It continues through the process of training, developing and promoting promising professionals within DiamondCluster and culminates in the sharing of equity in DiamondCluster as an acknowledgment of merit, a means of retention and an alignment of interests.

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

      Focus on, and Expand Relationships with Core Clients. We develop strong, long-term relationships with our clients that often lead to repeat business and referrals. We achieve this by doing very high-impact work and cultivating close relationships with CEOs and senior leadership teams to facilitate the transition. The access, contact and goodwill generated through our existing client relationships afford us opportunities to provide additional services and solutions.

      Nurture and Promote Our Intellectual Capital. We utilize our accumulated knowledge and experience to provide relevant intellectual capital to a given project and to develop innovative solutions for our clients. We continuously seek to identify, disseminate and incorporate new intellectual capital throughout our organization to keep abreast of business and technology trends, while creating repeatable frameworks that can be used to implement solutions more effectively and efficiently. Internal and external experts, as well as industry practitioners including the DiamondCluster Fellows (see “Business Development — Capture Phase”), provide intellectual capital to the Company.

      Continue to Diversify Across Geographies and Industries. We believe that diversifying our business across various geographies and industries will allow the company to have steady growth through economic, business and technology cycles. We currently serve clients across the globe through nine offices in North America, Europe and Latin America. We serve clients in five key industries: financial services, insurance, telecommunications, healthcare, and the public sector. We believe that our vertical market focus provides a scalable structure for growth. We expect the number of vertical markets we serve, as well as the services we offer and geographies in which we work, to change and grow as our expertise and market demands evolve.

      Market Our Brand. We intend to continue to invest in the development and maintenance of our brand identity in the markets we serve. We will continue to promote our name and credentials through publications, seminars, speaking engagements, media and analyst relations, and other efforts. We believe that building a brand image facilitates both the lead generation process and the ability to attract and retain the best people by raising awareness of our firm, resulting in an increase in the number of new clients and recruitment opportunities.

      Enhance Our Operating Efficiency. We have a continuous focus on cost effectiveness and efficiency. We are committed to taking advantage of technology in the areas of human resources, training, recruiting, marketing, and financial and operations management.

Our Services

      DiamondCluster provides services that help leading organizations worldwide understand and leverage technology to reduce costs, incorporate flexibility into their businesses, address changing regulations and markets, improve operations, and grow their businesses. We offer clients the range of services of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We operate globally with offices in North America, Europe and Latin America. We sell our services to “c-level” executives and their senior leadership teams.

      We have a business model that we believe is preferred by clients, and a process for creating and quickly bringing to market new service offerings. Our business model is collaborative and multidisciplinary, providing better value to clients through knowledge transfer and better solutions through our unique perspective that contemplates strategy and technology in tandem. We believe this approach creates the most lasting and powerful improvements for our clients.

      We have a process for creating new service offerings that identifies and tests market opportunities, refines the service offering, then scales the service offering to bring it to market. We are able to do this by maintaining our consultants’ core skills in strategy, technology and program management, which enables us to be more agile because we are not dependent upon a particular economic, business or technology cycle.

Service Offerings

      We offer services to help leading organizations worldwide to understand and leverage technology to realize value in their businesses. We deliver our services through small teams with consultants skilled in strategy, technology and program management. Generally, our services are designed to help companies reduce costs, incorporate flexibility into their businesses, address changing regulations and markets, improve operations, and grow their businesses.

      We go to market by vertical industry and focus on industries that are strategically dependent on technology. While our core skill competencies do not change significantly over time, our service lines and service offerings are designed to quickly adapt to client and market needs. By continuously leveraging research from our target markets, we continuously examine and monitor our business and combine our core skills into relevant service offerings.

      We deliver both vertical industry-specific services, as well as broader based horizontal services that apply across many industries. Our vertical services are designed to address the most pressing industry-specific issues involving technology that are facing executives in our targeted industries. While the skills required to deliver these services may be the same for each vertical (i.e., strategy, technology and program management), deep knowledge of the industry is also required. Our horizontal services, which also address executives’ most pressing issues involving technology, require similar skills across industries and tend to have more repeatable processes that can be leveraged across a number of different clients. Below is a representative list of current vertical (industry-specific) and horizontal (cross-industry) services:

     Vertical Industries Served

      We currently serve clients in five vertical industries: financial services, insurance, telecommunications, healthcare, and the public sector. The company also has an incubator industry it calls “Enterprise” that encompasses clients in industries outside of those formally served.

      Financial Services Practice. Our financial services industry practice provides services to capital markets firms, retail brokerages, credit card issuers, credit card processors and payment system operators, and full-service retail and commercial banks. We help these financial services clients with the issues they face today, including the need to manage large technology and business transformations, improve productivity through strategic sourcing, prepare for Basel II implementation, grow revenues by developing enterprise-wide payment strategies and multi-channel integration strategies, and assess various leading technologies. Representative clients in the financial services industry have included: Federal Reserve Bank of Chicago; Goldman, Sachs & Co.; KeyBank National Association; MasterCard International, LLC; and Visa International Service Association. During fiscal year 2004, financial services clients represented 30% of net revenues.

      Insurance Practice. Our insurance practice provides services to property and casualty insurance (personal and commercial lines), life insurance, and reinsurance providers. We help our insurance clients to create and implement business-aligned technology strategies to drive higher performance, optimize data and information systems to speed decision making, reduce costs, support product development, increase revenue by leveraging technology to improve channel management, and design and execute market-differentiation customer service strategies, Representative clients in the insurance industry have included: Allstate Insurance Company; Standard Insurance Company; and Royal Group, Inc. During fiscal year 2004, insurance clients represented 17% of net revenues.

      Telecommunications Practice. Our telecommunications industry practice provides services to operators, vendors and content providers in the equipment, wireless, cable and fixed line markets. We assist our telecommunications clients with business and marketing strategy, customer behavior insight, profit improvement, wireless and broadband strategy and execution, wireless bid and launch, convergence, and IT assessment and strategy issues. Representative telecommunications clients have included: Belgacom Mobile N.V./ S.A.; Deutsche Telekom, AG; France Telecom, SA; Orange France, SA; Sprint PCS; and Telefónica Móviles SA. During fiscal year 2004, telecommunications clients represented 32% of net revenues.

      Healthcare Practice. Our healthcare industry practice provides services to large healthcare payers, providers, medical equipment manufacturers, and pharmaceutical companies. We help our healthcare clients address some of their most important business issues including medical and administrative costs reduction, post-merger integration, value extraction, and legacy system rationalization. Representative healthcare clients have included: Aetna Life Insurance Company; Connecticut General Life Insurance Company; Excellus Health Plan, Inc.; Blue Cross Blue Shield of Massachusetts, Inc. During fiscal year 2004, healthcare clients represented 8% of net revenues.

      Public Sector Practice. The public sector practice provides services to U.S. local, state and federal governments. Issues facing this sector today include management and accountability of technology spending, demand for agencies to become more citizen-centric by minimizing complexity and improving responsiveness, and homeland security. Representative clients in the public sector have included: Chicago Transit Authority and The Regents of the University of California. We first began offering services to the public sector in North America during fiscal year 2002. During fiscal year 2004, public sector clients represented 3% of net revenues.

      Enterprise. The Enterprise practice, a North American practice, is a cross-industry practice. It’s role is to identify, incubate and scale new vertical practices. The Enterprise practice currently focuses on marketing and customer-facing operations for its clients. The Enterprise practice, previously called the retail and distribution industry practice, have included clients such as: American Greetings Corporation; Fisher Scientific International; Deere & Company; and Lowe’s Companies, Inc. During fiscal year 2004, the Enterprise practice clients represented 10% of net revenues.

Business Development

      We primarily sell our services to “c-level” executives of national and multinational businesses. Our fees our sourced from both operating budgets as well as information technology budgets within our clients’ organizations. Our partners (the term “partner” is an internal designation only and does not refer to a partner of a general or limited partnership; all partners are vice presidents of the Company) are assigned to a vertical practice (see “Our Services: Vertical Industries Served”). Each vertical industry practice maintains a list of target prospects and a senior partner is assigned revenue and profit contribution responsibility for each practice.

      Our business development process is designed to efficiently attract the Company’s best prospects, leverage the firm’s strong track record of project successes and references, and then hold them in a long-term, value-added relationship. Across the various phases of the business development process, programs are designed to build brand recognition, create and provide for the placement of new intellectual capital, promote industry practices, and develop and deepen client relationships in a focused manner. The process has four stages — Attract, Capture, Convert and Retain — each with different objectives and programs within each stage specifically designed to support these objectives.

     Attract Phase

      Programs within the Attract phase of our business development pipeline are designed to create awareness of DiamondCluster and its capabilities. There are a number of programs within the Attract phase including: media relations, speeches, books, published viewpoints, surveys, and an Internet website for the Company. These programs are built around specific intellectual capital within our target industries, and are very focused on executives within our target clients and prospects.

      Books, surveys and published viewpoints provide intellectual capital for our business development programs. Books published by employees or Fellows in the past include: Unleashing the Killer App: Digital Strategies for Market Dominance, The Seven Steps to Nirvana: Strategic Insights into eBusiness Transformation, and E-Learning: Strategies for Delivering Knowledge in the Digital Age. Recent surveys conducted by the Company, or in conjunction with an academic institution, include: “The 2004 Global IT Outsourcing Study,” “IT Portfolio Management: Challenges and Best Practices,” “The 2002 Global IT Outsourcing Study.” Recently published viewpoints produced by the Company include: “Telecom: Turnaround Program For Fixed Operators”, “The Seven Deadly Sins of Customer Value Management,” “Voice Pricing in a 3G World”, “Enterprise Portals: Building Value Through Organizational Knowledge,” and “Unified Communications: The Time Is Now.”

     Capture Phase

      Capture programs are designed to create a relationship with interested executives, while continuing to showcase the Company’s capabilities. We build relationships directly through our partners, as well as collaboratively with our DiamondCluster Fellows and Client Relationship Executives (see below).

      Exchange. The Exchange is a series of executive learning forums that we launched in February 1997. CEOs and other senior executives within our target vertical industries are invited to participate in the Exchange. We provide our paid subscription members with innovative, leading-edge research to explore and understand the strategic risks and opportunities of emerging technologies. Exchange members meet three times a year to discuss current issues and research findings, and their business implications. During these meetings, we provide the members with the opportunity to discuss their issues with DiamondCluster Fellows, our partners and other business leaders. In fiscal year 2004, we conducted three Exchange programs, entitled: “The Global Marketplace for Knowhow”, The No-Nonsense Guide to Technology Management”, and “Seven Strategies to Manage Customer Migration”.

      Industry Meetings. From time to time, the firm will host small groups of senior-level clients and prospects to explore topical industry issues that leverage the firm’s service offerings. These settings provide a very focused and personal setting to build relationships and showcase our knowledge.

      Client Relationship Executives. Client Relationship Executives, or CRE’s, provide an alternative sales channel for DiamondCluster. Our CREs are comprised of retired executives, executives-in-transition and professional sales executives. The program leverages these executives’ senior-level contacts within our targeted vertical industries. The program is also designed to enhance brand awareness of our capabilities among industry sector senior executives. CRE’s do not directly sell DiamondCluster services, but facilitate introductions to industry buyers of consulting services. Our CRE’s have non-exclusive contracts with the firm and are paid on commission-only basis. At March 31, 2004, DiamondCluster had 39 CRE’s globally, the majority of which are former CEO’s, COO’s and CFO’s.

      DiamondCluster Fellows. The DiamondCluster Fellows are a group currently comprised of 12 recognized business and technology leaders associated with DiamondCluster. DiamondCluster Fellows provide us with a set of skills that augment and enhance the value that we can provide to our clients. DiamondCluster Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the Exchange, and participate in client projects. DiamondCluster Fellows are contractually committed to dedicate a certain number of days annually to DiamondCluster to support marketing, sales, and client work. DiamondCluster Fellows are compensated with a combination of equity and per diem payments for services provided to us, or to our clients, on our behalf.

      As of March 31, 2004, DiamondCluster Fellows include:

Vincent Barabba is the recently retired General Manager of Corporate Strategy and Knowledge Development of the General Motors Corporation. Mr. Barabba twice served as Director of the United States Bureau of the Census. He has served as U.S. Representative to the Population Commission of the United Nations. Mr. Barabba is the author of Meeting of the Minds, and co-author of Hearing the Voice of the Market and Decision Making Amid Turbulence, the Story of the 1980 Census.

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

Dan Bricklin is Chief Technology Officer of Interland, Inc. the largest Web hosting and online services company dedicated to helping small and medium businesses achieve success by providing the knowledge, services and tools to build, manage and promote businesses. Mr. Bricklin is best known for co-developing VisiCalc, the first electronic spreadsheet, while he was a student at the Harvard Business School. VisiCalc is widely credited for fueling the rapid growth of the personal computer industry.

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

Chunka Mui is a writer and consultant on business issues at the intersection of strategy and technology. Mr. Mui also chairs DiamondCluster’s Diamond Fellows advisory group. Mr. Mui is perhaps best known as the co-author of the best selling Unleashing the Killer App, which the New York Times called a “practical and persuasive guide” to the dramatic changes being wrought by technology. Mr. Mui was a Partner with DiamondCluster from 1996 to 2003.

B. Joseph Pine II is co-founder of Strategic Horizons LLP. Mr. Pine is co-author of The Experience Economy: Work is Theatre and Every Business a Stage (Harvard Business School Press, 1999). His earlier publication, Mass Customization: The New Frontier in Business Competition (Harvard Business School Press, 1993), received the 1995 Shingo Prize for Excellence in Manufacturing Research.

David P. Reed, Ph.D. is an information architect and independent entrepreneur who focuses on designing the information space in which people, groups and organizations operate. He was a senior scientist at Interval Research Corp., Vice President and Chief Scientist for Lotus Development Corp., and Vice President of Research and Development and Chief Scientist at Software Arts Inc.

James Spira is former President and Chief Operating Officer of American Greetings Corporation. He co-founded Cleveland Consulting Associates in 1974 (which was acquired by Computer Science

Corp. in 1989) after spending several years with Ernst & Young and A.T. Kearney. Jim was a Partner with DiamondCluster from 1995 to 1999.

Marvin Zonis, Ph.D. is a Professor of International Political Economy and Leadership at the University of Chicago Graduate School of Business. He is an expert and consultant on political risk and emerging markets, Mideast politics, the oil industry, and the foreign policies of Russia and the United States.

Convert Phase

      Programs within this phase are designed to convert target prospects into client relationships. The programs in the Convert phase support our partners during the process of identifying and discussing potential engagements, negotiating the terms of engagements, and directing the staffing and execution of consulting projects.

      DiamondCluster Knowledge Center. The DiamondCluster Knowledge Center provides project teams with access to both internal and external research and expertise on a variety of industry, technology, economic and business topics on a global basis. The Knowledge Center is also responsible for converting existing project work into repeatable frameworks that can be leveraged for future projects.

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

      Our Intellectual Capital Alliance program has two components — Strategic Alliances and Network Alliances. Strategic Alliance companies work with us to develop industry points-of-view and white papers, co-sponsor conferences, develop unified professional development programs and pursue joint business opportunities. Network alliances are designed to address solutions that are currently relevant to our clients by supplying best of breed technologies and services.

      All of our intellectual capital alliances are non-exclusive agreements designed to deliver benefits to both organizations through knowledge sharing and joint marketing. DiamondCluster does not recognize revenue for work performed by any alliance company, and there are no fees associated with joining the Intellectual Capital Alliance program.

      Key Network Alliance companies include Embarcadero, Enamics, Hewlett-Packard, Intel, Oracle, and Softwired. As of March 31, 2004, there were three companies in our Strategic Alliance program:

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

     Retain Phase

      Programs in the Retain phase are designed to help our partners maintain ongoing relationships and offer former clients ongoing value while allowing the Company to identify opportunities for additional work.

      Exchange. A proactive effort is made to ensure that clients that are not in an active consulting engagement continue to participate in the Exchange, ensuring that the Company keeps them in a value-added relationship.

      Ongoing Communications. Past clients are kept on a list to receive relevant intellectual capital from the Company, including survey results, viewpoints, and reprints of relevant articles.

Employees and Culture

      Employees. As of March 31, 2004, we had 652 employees. Of these employees, 481 were client-serving professionals and 171 were management and administrative personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems, and administrative support. The responsibilities of our partners include client relationship development, business development, client management, program management, thought leadership, professional staff development, and mentoring. Our partners typically have ten to twenty years or more of experience.

      Culture. We believe our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all disciplines and vertical industries in the organization. DiamondCluster’s employees are talented and energetic professionals that come from a multitude of professional backgrounds. DiamondCluster believes that this fosters an exciting and diverse work environment. Three primary elements comprise our culture:

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

      Although a number of our current employees were hired directly from other firms, our long-term strategy is to hire professionals annually from the leading undergraduate and graduate business and technology programs at reputable universities. Over time, we expect senior-level positions will be predominantly filled from internal promotions.

      Training and Professional Development. Our training and professional development programs help us to deliver high-quality services to our clients, as well as to attract and retain highly skilled professionals. We have developed programs that ensure all individuals have the opportunity to develop consulting, business and technology skills throughout their careers. Leveraging our innovation programs, our professional development programs reinforce our culture by exposing all professionals to the various services we provide while further developing deep skills in each professional’s principal area of expertise.

      Compensation. Our compensation programs have been structured to attract and retain highly skilled professionals by offering competitive base salaries coupled with annual cash bonus and equity-based incentive opportunities. We use equity-based instruments at all levels within DiamondCluster to provide long-term wealth creation opportunities and to retain individuals through multi-year, long-term vesting provisions. We believe that offering equity-based compensation packages will be more successful in attracting and retaining talented individuals.

      Our partners are eligible to receive an annual bonus comprised of cash and equity commensurate with their level of responsibility and based on our overall performance. Our partners are granted equity upon being elected a partner. Equity that we issue to partners typically vests ratably over five years. Individuals below the partner level are awarded annual bonuses comprised of cash and equity based on their performance and the Company’s overall performance. Our non-partners are granted equity at the time of hire, which typically vests ratably over four years.

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

      Many of our competitors are substantially larger than us and have significantly greater financial, technical and marketing resources, greater name recognition and greater revenues. Furthermore, we face the challenge of competing for and retaining the best personnel available in the business services market. Mergers or consolidations in our market may create new, larger or better-capitalized competitors with enhanced abilities to attract and retain professionals.

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

Executive Officers of the Registrant

      At present, our executive officers are as follows:

Name	Age	Position

Melvyn E. Bergstein	62	Chairman of the Board of Directors and Chief Executive Officer
Karl E. Bupp	42	Chief Financial Officer and Treasurer
Adam J. Gutstein	41	President, Managing Director — Europe and Latin America, and Director
William R. McClayton	59	Chief Administrative Officer
Jay D. Norman	47	Managing Director — North America
John J. Sviokla	46	Vice Chairman and Director

      Melvyn E. Bergstein co-founded Diamond Technology Partners, Inc. (“Diamond”) in January 1994 and has served as our Chairman and Chief Executive Officer since that time. Mr. Bergstein has been a member of our board of directors since January 1994. Prior to co-founding Diamond, Mr. Bergstein held several senior executive positions with Technology Solutions Company from 1991 to 1993. Prior to that time, Mr. Bergstein held several senior positions with other consulting firms, including twenty-one years in various positions with Andersen Consulting, now Accenture.

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

      Adam J. Gutstein co-founded Diamond in January 1994 and became President in June 2004. He has served as director of the Company since August of 1999. From July 1998 to April 2000, Mr. Gutstein served as Chief Operating Officer responsible for the client-serving operations including sales and delivery of our services, revenue and profit contribution. From May 2000 through October 2000, Mr. Gutstein led our corporate development efforts resulting in the successful acquisition of Cluster Consulting in late 2000. From November 2000 through July 2003, Mr. Gutstein assumed the title of President, North America, and in July 2003 became Managing Director of Europe and Latin America. Prior to joining us, Mr. Gutstein was a Vice President at Technology Solutions Company and a Manager with Andersen Consulting, now Accenture.

      William R. McClayton joined the Company in April 2001 as a Partner and Senior Vice President of Finance and Administration responsible for finance, planning, legal, human resources, investor relations, information technology, marketing and facilities worldwide. Prior to joining DiamondCluster, Mr. McClayton was a partner of Arthur Andersen LLP. During his 35-year career at Arthur Andersen, Mr. McClayton served public and privately held audit clients, and led the firm’s Chicago-based global financial markets practice for ten years.

      Jay D. Norman joined the Company in January 2003 as Partner responsible for the financial services and insurance practice area. In June 2004, he became Managing Director of North America, responsible for responsible for the sales and delivery of our North American services, revenue and profit contribution. Prior to joining the Company, Mr. Norman was a Partner at PricewaterhouseCoopers, leading their financial services global e-business practice. His experience also includes positions with McKinsey and Company, Inc. and Accenture.

      John J. Sviokla joined the Company in September 1998 as a Partner and Vice President and became a member of our board of directors in August 1999. Since April 1, 2000, Dr. Sviokla has served as Vice Chairman. Prior to joining us, Dr. Sviokla was a professor at the Harvard Business School from October 1986 to August 1998. His pioneering work on Marketspace established Harvard’s first course on electronic commerce, and he co-authored the seminal articles Managing in the Marketspace and Exploiting the Virtual Value Chain, both appearing in the Harvard Business Review. Dr. Sviokla has authored over 90 articles and cases, has edited books, and has been a consultant to large and small companies around the world. He has been a guest professor at many universities including Kellogg, MIT, The London Business School, the Melbourne Business School and the Hong Kong Institute of Science and Technology.

Item 2.	Properties

      Our international headquarters and principal administrative, information systems, financial, accounting, marketing, legal and human resources operations are located in leased office space in Chicago, Illinois.

      European and Latin American operations are based in leased offices in Barcelona and Madrid, Spain; Düsseldorf and Münich, Germany; Lisbon, Portugal; London, UK; Paris, France; and São Paulo, Brazil.

Item 3.	Legal Proceedings

      We are not party to any claims or actions that we believe could have a material adverse effect on our results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Common Stock is quoted on the Nasdaq National Market under the symbol “DTPI.” The following table sets forth for the periods indicated the high and low intraday sales prices for our Common Stock.

	Sales Price Per
	Share

	High	Low

Fiscal year ended March 31, 2003:
First Quarter	$13.65	$4.66
Second Quarter	5.97	2.01
Third Quarter	3.84	2.25
Fourth Quarter	$3.40	$1.40
Fiscal year ended March 31, 2004:
First Quarter	$3.89	$1.38
Second Quarter	7.38	3.50
Third Quarter	10.46	6.56
Fourth Quarter	$12.00	$7.98

      On June 1, 2004, the closing price of Common Stock was $9.63 per share. At such date, we had approximately 7,000 holders of record of Common Stock.

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

      The Company’s Board of Directors authorized the repurchase of up to six million shares of DiamondCluster’s Common Stock as part of an existing stock repurchase program, with one million shares authorized on October 16, 1998, two million shares authorized on March 1, 2001, and three million shares authorized on June 24, 2002 for repurchase. During the fourth quarter of 2004, we repurchased 0.4 million shares of the Company’s Common Stock at an average price per share of $10.32 in the following months:

	Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Total Number	Average Price	Purchased as Part of	That May Yet be Purchased
Period	of Shares Purchased	Paid per Share	Publicly Announced Plans	Under the Plan

January 1, 2004 — January 31, 2004	—	$—	—	2,076,526
February 1, 2004 — February 29, 2004	362,500	$10.39	362,500	1,714,026
March 1, 2004 — March 31, 2004	50,000	$9.80	50,000	1,664,026

Item 6.	Selected Consolidated Financial Data

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

	Year Ended March 31,

	2000	2001	2002	2003	2004

	(Amounts in thousands, except per share amounts)
Statement of Operations Data(1):
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$139,627	$266,536	$181,215	$132,974	$154,785
Out-of-pocket expense reimbursements	28,379	40,864	21,745	19,331	22,329

Total revenue	168,006	307,400	202,960	152,305	177,114

Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	75,747	141,980	132,627	109,085	102,429
Out-of-pocket reimbursable expenses	28,379	40,864	21,745	19,331	22,329

Total project personnel and related expenses	104,126	182,844	154,372	128,416	124,758
Professional development and recruiting	13,199	26,673	10,834	4,134	4,288
Marketing and sales	7,325	13,431	7,136	3,865	2,836
Management and administrative support	18,260	41,989	46,794	37,363	34,359
Goodwill amortization	493	21,928	61,850	—	—
Noncash compensation	—	18,187	52,305	53,078	12,692
Restructuring charges	—	—	15,542	29,266	3,975
Impairment charge on long lived assets	—	—	—	94,315	—

Total operating expenses	143,403	305,052	348,833	350,437	182,908

Income (loss) from operations	24,603	2,348	(145,873)	(198,132)	(5,794)

Interest income, net	2,002	11,999	4,138	2,586	1,062
Other expense	—	(8,714)	(2,985)	(2,442)	(25)

Total other income, net	2,002	3,285	1,153	144	1,037

Income (loss) before taxes and cumulative effect of change in accounting principle	26,605	5,633	(144,720)	(197,988)	(4,757)
Income tax expense (benefit)	10,377	18,500	(11,048)	21,209	654

Income (loss) before cumulative effect of change in accounting principle	16,228	(12,867)	(133,672)	(219,197)	(5,411)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(140,864)	—

Net income (loss)	$16,228	$(12,867)	$(133,672)	$(360,061)	$(5,411)

Basic net income (loss) per share of common stock(2),(3)	$0.78	$(0.49)	$(4.34)	$(11.41)	$(0.17)
Diluted net income (loss) per share of common stock(2),(3)	$0.62	$(0.49)	$(4.34)	$(11.41)	$(0.17)
Shares used in computing basic net income (loss) per share of common stock(2)	20,807	26,448	30,813	31,548	32,710
Shares used in computing diluted net income (loss) per share of common stock(2)	25,984	26,448	30,813	31,548	32,710

	March 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$182,945	$151,358	$96,773	$75,328	$81,304
Working capital	183,967	132,501	103,564	67,326	79,585
Total assets	249,410	522,256	401,176	109,491	122,667
Long-term debt, including current portion	1,000	500	—	—	—
Total stockholders’ equity(4)	$218,318	$452,367	$375,098	$72,377	$80,787

(1)	On April 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill. During the years ended March 31, 2002, 2001 and 2000, our operating results included $61.9 million, $21.9 million and $0.5 million, respectively, of goodwill amortization. In addition, certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the reported net income (loss).

(2)	See Note 2 of “Notes to Consolidated Financial Statements” for an explanation of the methods used to compute basic and diluted earnings (loss) per share data.

(3)	In fiscal year 2003, the basic and diluted net loss per share of common stock included a net loss of $(4.47) per share due to the cumulative effect of change in accounting principle.

(4)	We have never declared or paid cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the information contained in the consolidated financial statements and related notes included elsewhere in this annual report.

Overview

      We are a premier global management consulting firm. We help leading organizations worldwide to understand and leverage technology to reduce costs, incorporate flexibility into their businesses, address changing regulations and markets, improve operations, and grow their business. We work collaboratively with our clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. During the fiscal year ended March 31, 2004 we generated net revenue (before reimbursements of out-of-pocket expenses) of $154.8 million from 110 clients. At March 31, 2004, we employed 481 consultants and had nine offices in North America, Europe and Latin America, which included Barcelona, Chicago, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, and São Paulo.

      Our revenue is driven by our ability to secure new client engagements, maintain existing client engagements and develop and implement solutions that add value to our clients. Our revenue is comprised of professional fees for services rendered to our clients plus reimbursement of out-of-pocket expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement agreement. We bill our clients for these services on either a monthly or semi-monthly basis in accordance with the terms of the client engagement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may not be able to bill for those services until a later date. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. We also set aside a portion of the revenue from each client engagement to cover the estimated costs that are likely to be incurred subsequent to targeted project completion. This portion of the project revenue is reflected in deferred revenue and is calculated based on our historical experience. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

      We generate revenue in many different countries throughout the world and our revenues are denominated in multiple currencies, including the U.S. dollar, the euro, the British pound sterling and the Brazilian real. As such, our revenues and expenses may be significantly impacted by fluctuations in foreign currency exchange rates. The strengthening of foreign currencies relative to the U.S. dollar over the last several quarters has had a favorable foreign currency translation impact on our consolidated financial statements and increased our revenues. For the fiscal year ended March 31, 2004, our net revenue was $154.8 million, an increase of $21.8 million, or 16.4%, compared with the same period in the prior year. Assuming constant foreign currency translation rates, net revenue for the fiscal year ended March 31, 2004 would have increased $12.4 million or 9%.

      Our ability to generate revenue is affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. During the two year period ending in late fiscal 2003, our business had been negatively impacted by weakened economic conditions, which had caused some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue as appropriate.

      The largest portion of our operating expenses consists of project personnel and related expenses. Project personnel expenses consist of payroll costs, variable compensation, and related benefits associated with professional staff. Other related expenses include travel, subcontracting, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and net revenue to be an important measure of our operating performance. The relationship between project personnel expenses and net revenue is driven largely by the chargeability of our consultant base, the prices we charge to our clients and the non-billable costs associated with securing new client engagements and developing new service offerings. The remainder of our recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the rent of office space), and other administrative support for project personnel. As with revenues, the strengthening of foreign currencies relative to the U.S. dollar over the last several quarters has increased our expenses. The increase of both revenues and expenses created as a result of foreign currency translation results in an immaterial impact on net income.

      We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments.

Disclosure Regarding Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•	Our results of operations are materially affected by economic conditions, levels of business activity and rates of change in the industries we serve.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	Our engagements with clients may not be profitable.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	The consulting and technology markets are highly competitive. As a result, we may not be able to compete effectively if we cannot efficiently respond to market developments in a timely manner.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

      For a more detailed discussion of these factors, see Exhibit 99.1 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2004. We undertake no obligation to update or revise any forward-looking statements.

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

      Service revenue recognition inherently involves a degree of estimation. Examples of important estimates in this area include determining the level of effort required to execute the project, calculating costs incurred and assessing our progress toward project completion on an ongoing basis. We believe that these are critical accounting estimates because they can materially affect our revenues and earnings and require us to make judgments about matters that are uncertain. We utilize a number of management processes to monitor project performance and revenue recognition including monthly reviews of the progress of each project against plan, staff and resource usage, service quality and client feedback. From time to time, as part of our normal management process, circumstances are identified that require us to revise our estimates of the revenues to be realized on a project. In most cases, these revisions relate to changes in the scope of the project, and do not significantly impact the expected fees on a contract. To the extent that a revised estimate affects revenue previously recognized, we record the full effect of the revision in the period when the underlying facts become known.

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

      Management makes estimates of the amount of our billed and unbilled accounts receivable that may not be collected from clients. We believe the allowance for doubtful accounts is a critical accounting estimate because it can materially affect our operating results and requires us to make judgments about matters that are uncertain. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers our overall experience with estimating uncollectible amounts. We recognize the effect of changes in our estimates, assumptions and assessments of the factors impacting the collectibility of amounts due from customers on an ongoing basis. As of March 31, 2004, our accounts receivable balance was $23.2 million, including unbilled accounts receivable of $1.6 million, and net of allowance for doubtful accounts of $1.7 million. Unbilled receivables represent revenues earned for services performed that have not been billed. Unbilled receivables are typically billed the following month.

      Although we and our clients agree on the scope of projects, expected deliverables and related fees in advance, from time to time we have made revisions to the scope of work and deliverables without making a corresponding adjustment to the fees for the project. We refer to this as “project run-on” as these revisions generally cause a project to extend beyond its targeted completion. We monitor our actual project run-on experience on an ongoing basis and perform monthly reviews of projects in progress against plan. We provide for project run-on costs based on our analysis of historical experience. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. As of March 31, 2004, our deferred revenue balance was $1.4 million. Also included in the deferred revenue balance are $0.4 million of prepaid client fees related to consulting services that the Company expects to earn in subsequent periods. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

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

      In December 2001, September 2002, December 2002 and June 2003 we recorded restructuring charges related to specific actions we took to better align our cost infrastructure with our near term revenue expectations. For the December 2001, September 2002 and December 2002 restructuring charges, we estimated these costs based upon our restructuring plans and accounted for these plans in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” For the June 2003 restructuring charge, we estimated these costs based upon our restructuring plan and accounted for this plan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charges and accruals required certain significant estimates of costs related to severance and other personnel-related expenses, as well as costs related to reductions in office space and estimated sublease income to be realized in the future, the write-off of associated leasehold improvements, and the establishment of accruals for other contractual commitments which are not expected to provide future benefit. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. Although we do not expect there to be significant changes to our plans, it is reasonably possible that such estimates could change in the near term due to unanticipated events, resulting in adjustments to the amounts recorded, and the effect could be material. Such revisions will be reflected in the financial statements in the period they occur.

Valuation of Long-Lived Assets and Goodwill

      On April 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets (“intangibles”) are no longer subject to amortization, rather, they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Under SFAS No. 142, goodwill impairment is assessed at the reporting unit level, using a discounted cash flow method. Prior to April 1, 2002, the Company amortized goodwill and identifiable intangible assets on a straight-line basis over their estimated useful lives not to exceed 40 years, and periodically reviewed the recoverability of these assets based on the expected future undiscounted cash flows.

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

      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test requires our management to make significant judgments, assumptions and estimates. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows. This approach requires the use of significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows and perpetual growth rate, among others.

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

      During the fourth quarter of fiscal 2003, we performed the required annual impairment review for goodwill and recorded an additional non-cash charge of $94.3 million, which was recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. This impairment charge was recognized to reduce the carrying value of goodwill at our Europe and Latin America reporting unit ($84.3 million) and our North American reporting unit ($10.0 million). These charges reflect the units’ lower than expected performance, including the continued decline in the consulting market, and lower valuations in the consulting industry primarily due to current market conditions and related competitive pressures. The impairment charges are non-cash in nature and do not affect the Company’s liquidity. As a result of the charges recognized during the year ended March 31, 2003, the carrying value of our goodwill was reduced to zero at March 31, 2003 and remained zero at March 31, 2004.

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

      As of March 31, 2004, we had a full valuation allowance against our deferred tax assets of $67.0 million. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period or periods such determination was made.

Results of Operations

      The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

	Year Ended March 31,

	2002	2003	2004

Revenue:
Revenue before out-of-pocket-expense reimbursements (net revenue)	100.0%	100.0%	100.0%
Out-of-pocket expense reimbursements	12.0	14.5	14.4

Total revenue	112.0	114.5	114.4
Operating Expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	73.2	82.0	66.2
Out-of-pocket reimbursable expenses	12.0	14.5	14.4

Total project personnel and related expenses	85.2	96.5	80.6
Professional development and recruiting	6.0	3.1	2.8
Marketing and sales	3.9	2.9	1.8
Management and administrative support	25.8	28.1	22.2
Goodwill amortization	34.1	—	—
Noncash compensation	28.9	39.9	8.2
Restructuring charges	8.6	22.0	2.6
Impairment charge on long lived assets	—	71.0	—

Total operating expenses	192.5	263.5	118.2

Income (loss) from operations	(80.5)	(149.0)	(3.8)
Other income, net	0.6	0.1	0.7

Income (loss) before taxes and cumulative effect of change in accounting principle	(79.9)	(148.9)	(3.1)
Income tax expense (benefit)	(6.1)	16.0	0.4

Loss before cumulative effect of change in accounting principle	(73.8)	(164.9)	(3.5)
Cumulative effect of change in accounting principle, net of income tax benefit	—	(105.9)	—

Net loss	(73.8)%	(270.8)%	(3.5)%

Revenue

      During the two year period ending in late fiscal year 2003, our Company had been negatively affected by the weakened economic conditions in the geographic regions we serve. This resulted in a decrease in demand for our services as companies tempered their spending on consulting services. The weakened economic conditions led to pricing pressures, a lengthening of the Company’s sales cycle and reductions and/or deferrals of client expenditures for consulting services. However, over the last year the environment for our services has markedly improved. On a global basis, revenue before out-of-pocket expense reimbursements increased to $154.8 million during fiscal 2004 as compared to $133.0 million during fiscal 2003. Total revenue, including out-of-pocket expense reimbursements, increased 16.3% to $177.1 million for fiscal 2004 compared with $152.3 million reported for fiscal 2003. Our annualized revenue per professional increased to $320 thousand during fiscal 2004 compared to $194 thousand in fiscal 2003 due to revenue growth and headcount reduction. We served 110 clients during fiscal 2004 as compared to 142 clients during fiscal 2003. Revenue from new clients accounted for 17% of revenue during fiscal 2004, compared to 22% during fiscal 2003. The term “new clients” is defined as clients that generated revenue in the current period but were absent from the prior period.

      During fiscal 2003, revenue before out-of-pocket expense reimbursements decreased to $133.0 million as compared to $181.2 million during fiscal 2002. Total revenue, including out-of-pocket expense reimbursements, decreased 25.0% to $152.3 million for fiscal 2003 compared with $203.0 million reported for fiscal 2002. The decline in revenue in fiscal 2003 was principally attributed to the weakness in the global economy, resulting in a decline in the demand for the Company’s services. We increased our annualized revenue per professional during fiscal 2003 to $194 thousand compared to $173 thousand in fiscal 2002 as a result of personnel reduction. Clients served in fiscal 2003 declined to 142 as compared to 156 clients served in fiscal 2002. Revenue from new clients accounted for 22% of revenue for fiscal 2003, compared to 17% for fiscal 2002.

Operating Expenses

Project Personnel and Related Expenses

      Project personnel and related expenses before out-of-pocket reimbursable expenses decreased $6.7 million, or 6.1%, to $102.4 million during fiscal 2004 as compared to $109.1 million during fiscal 2003. The decrease in project personnel and related expenses reflects savings resulting from cost-reduction programs implemented throughout fiscal years 2003 and 2004. During fiscal 2003 and 2004 we reduced client-serving professionals as part of the Company’s restructuring plans. We reduced our client-serving professional staff from 538 at March 31, 2003 to 481 at March 31, 2004. As a percentage of net revenue, project personnel and related expenses before out-of-pocket expense reimbursements decreased from 82.0% during fiscal 2003 to 66.2% during fiscal 2004. Project personnel and related expenses including out-of-pocket reimbursable expenses decreased $3.7 million to $124.8 million during fiscal 2004 as compared with fiscal 2003. Our global utilization increased from 55% during the fiscal year ended March 31, 2003 to 66% during the fiscal year ended March 31, 2004, within our target range of 65% to 70%. Annualized voluntary attrition remained flat in fiscal year 2004 compared to fiscal year 2003 at 16%.

      During fiscal 2003, project personnel and related expenses before out-of-pocket reimbursable expenses decreased $23.5 million, or 17.7%, to $109.1 million as compared to $132.6 million reported for fiscal 2002. The decrease in project personnel and related expenses reflects savings resulting from cost reduction programs implemented during the third quarter of fiscal 2002 and throughout fiscal 2003. During the quarters ended December 31, 2001, September 30, 2002 and December 31, 2002, we reduced personnel as part of the Company’s restructuring plans. Overall, we reduced our client-serving professional staff 36% from 843 at March 31, 2002 to 538 at March 31, 2003. As a percentage of net revenue, project personnel and related expenses before out-of-pocket reimbursable expenses increased from 73.2% in fiscal 2002 to 82.0% during fiscal 2003, due primarily to a decline in revenue and lower utilization of personnel. Project personnel and related expenses including out-of-pocket reimbursable expenses decreased $26.0 million to $128.4 million during fiscal 2003 as compared with fiscal 2002.

Professional Development and Recruiting

      Professional development and recruiting expenses increased $0.2 million to $4.3 million during fiscal 2004 as compared to fiscal 2003. The increase is primarily due to the relaunch of hiring initiatives and increases in our level of training conduct expenditures towards the end of fiscal year 2004.

      During fiscal 2003, professional development and recruiting expenses decreased $6.7 million to $4.1 million as compared to fiscal 2002. This decrease primarily reflected decreases in our level of recruiting personnel and activities, and decreased training conduct expenditures.

Marketing and Sales

      Marketing and sales expenses decreased $1.0 million to $2.8 million during fiscal 2004 as compared to fiscal 2003. The decrease was the result of reduced marketing activities including the discontinuation of Context magazine, the magazine we published from November 1997 until December 2002.

      During fiscal 2003, marketing and sales expenses decreased $3.3 million to $3.9 million as compared to fiscal 2002 as a result of decreased marketing activities including the discontinuance of the publication of the Context magazine.

Management and Administrative Support

      Management and administrative support expenses decreased 8.0% to $34.4 million or 22.2% of net revenue during fiscal 2004 as compared to fiscal year 2003. Management and administrative support expenses include the rent expense associated with our nine offices located in North America, Europe and Latin America. The decreases in management and administrative support expense is principally a result of our cost reduction programs implemented in fiscal years 2003 and 2004, including the closing of the Boston, New York, and San Francisco offices and the downsizing of certain offices globally.

      During fiscal 2003, management and administrative support expenses decreased 20.1% to $37.4 million or 28.1% of net revenue as compared to fiscal 2002 principally as a result of our cost reduction programs, including the closing of the New York office and the downsizing of other offices globally.

Goodwill

      Goodwill amortization decreased $61.9 million to zero during fiscal 2003 as compared to fiscal 2002 as a result of the Company’s adoption of SFAS No. 142 on April 1, 2002. As a percentage of net revenues, these expenses decreased from 34.1% to zero. Goodwill amortization remained at zero during fiscal 2004.

Noncash Compensation

      Noncash compensation decreased from $53.1 million or 39.9% of net revenue during fiscal 2003 to $12.7 million or 8.2% of net revenue during fiscal 2004. Noncash compensation expense had been primarily due to the amortization of unearned compensation resulting from the issuance of stock and stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. Effective April 1, 2003, noncash compensation also includes amortization of the fair value of employee stock awards granted or modified after April 1, 2003 calculated under the fair value method of SFAS 123, “Accounting for Stock Based Compensation.” In both cases, stock-based compensation is earned over the service period and is contingent on the continued employment of these employees. The decrease in noncash compensation is primarily due to stock option cancellations as a result of forfeitures from terminated employees. Reversal of amortization for previously recognized expense for forfeitures increased $9.3 million in fiscal 2004 compared with fiscal 2003. In addition, $9.8 million less expense was recorded in fiscal 2004 than fiscal 2003 due to cancelled options, and $12.8 million less amortization was recorded in fiscal 2004 than fiscal 2003 due to only a partial year of amortization remaining on some restricted shares. Finally, the decrease in noncash compensation is also attributable to the non-recurring nature of the $8.6 million of expense recognized during fiscal 2003 consisting of the remaining unamortized original intrinsic value of certain non-vested stock options cancelled by the Company on May 14, 2002, pursuant to an offer to employees (other than senior officers) to surrender certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares.

      During fiscal 2003, noncash compensation increased to $53.1 million or 39.9% of net revenue from $52.3 million or 28.9% of net revenue during fiscal 2002. Noncash compensation expense in fiscal 2003 is primarily due to the amortization of unearned compensation resulting from the issuance of stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition. The unearned compensation will be earned over time contingent on the continued employment of these employees. The increase in noncash compensation expense is due to the recognition of $8.6 million of additional expense related to the remaining unamortized original intrinsic value of certain non-vested stock options cancelled by the Company.

Restructuring Charges

      Restructuring charge expense was $4.0 million during fiscal 2004 compared to $29.3 million during fiscal 2003. During fiscal 2003, restructuring charge expense increased to $29.3 million from $15.5 million during fiscal year 2002. During fiscal years 2002, 2003 and early 2004, our Company suffered from a decrease in global demand as we saw clients decrease their spending on consulting services. As a result, management implemented plans to restructure the Company’s operating infrastructure to better align it with the anticipated levels of business during those times and beyond. We recorded four separate restructuring charges during fiscal years 2002, 2003, and 2004. The primary actions underlying these restructuring charges included facilities downsizing, workforce reduction, and fixed asset write-offs. We expected annualized savings from these charges to be a combined $56 million to $62 million. Refer to the notes to consolidated financial statements for a detailed description of the activities surrounding each of these restructuring charges.

Impairment Charge on Long-Lived Assets

      During the fourth quarter of fiscal 2003, the Company conducted its annual assessment of the carrying value of goodwill. As a result, the Company recorded an impairment charge of $94.3 million to write-down the carrying value of goodwill to zero. This impairment charge was recognized to reduce the carrying value of goodwill at our Europe and Latin America reporting unit ($84.3 million) and our North American reporting unit ($10.0 million). These charges reflect the units’ lower than expected performance, including the continued decline in the consulting market, and lower valuations in the consulting industry primarily due to current market conditions and related competitive pressures. The impairment charges are noncash in nature and do not affect the Company’s liquidity. As of March 31, 2003 and 2004, the carrying amount of goodwill was zero.

Other Income (Expense)

      Other income, net increased $0.9 million from $0.1 million in fiscal 2003 to $1.0 million during fiscal 2004. This increase is primarily due to increased foreign exchange gains recorded in fiscal year 2004 partially offset by a decrease in interest income as well as the write-down of fixed assets in connection with the downsizing of certain European offices.

      During fiscal 2003, other income, net decreased $1.1 million to $0.1 million from $1.2 million in fiscal 2002, primarily due to a decrease in interest yields and cash balances throughout fiscal year 2003 resulting in a decrease in interest income of $1.5 million, which was partially offset by foreign exchange gains.

Income Tax Expense

      Income tax expense decreased from $21.2 million during fiscal 2003 to $0.7 million during fiscal 2004. The income tax expense recorded in fiscal year 2004 was related to the income earned by certain foreign subsidiaries in jurisdictions where we do not have tax loss carryforwards. The income tax expense recorded in fiscal year 2003 was principally related to the $46.0 million increase in the valuation allowance for deferred tax assets recognized by the Company. We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of March 31, 2004, the valuation allowance against deferred tax assets was $67.0 million and covered the full amount of our net federal, state and international deferred tax assets.

      Income tax expense increased from an income tax benefit of $11.0 million during fiscal 2002 to an income tax expense of $21.2 million during fiscal 2003 due principally to a non-cash charge of $46.0 million to increase the valuation allowance against the net federal, state and international deferred tax assets. As of

March 31, 2003, the valuation allowance against deferred tax assets was $50.2 million and covered the full amount of our net federal, state and international deferred tax assets.

Cumulative Effect of Change in Accounting Principle

      During the quarter ended June 30, 2002, we completed our initial impairment review in accordance with SFAS No. 142 and recorded a $140.9 million non-cash pretax charge for the impairment of goodwill, all of which was generated in the acquisition of Cluster Telecom BV. The charge reflected overall market declines since the acquisition was completed in November 2000, and is reflected as the cumulative effect of an accounting change in the consolidated financial statements for 2003.

Liquidity and Capital Resources

      The following table describes our liquidity and financial position on March 31, 2003 and 2004:

	March 31,

	2003	2004

	(In millions)
Working capital	$67.3	$79.6
Cash and cash equivalents	75.3	81.3
Unutilized bank credit facilities	9.1	9.2
Stockholders’ equity	$72.4	$80.8

      We maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.50%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of March 31, 2004, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit.

Cash Flow from Operating Activities

      During the fiscal year ended March 31, 2004, net cash provided by operating activities was $7.8 million. This primarily resulted from the following activities:

•	The net loss was $5.4 million.

•	The net loss includes noncash charges aggregating $22.1 million that must be excluded to arrive at cash flows from operating activities. The principal noncash charges are stock-based compensation ($12.7 million), the restructuring charges ($4.0 million), and depreciation and amortization ($4.7 million).

•	Cash outflows to reduce the restructuring accrual aggregated $8.8 million, including payments under contractual lease obligations and severance and related costs.

•	Changes in assets and liabilities that result from operating activities are also considered in arriving at cash flows from operations. Cash flows from operating activities was reduced by $0.1 million as a result of increases in accounts receivable ($5.0 million) and prepaid expenses and other ($3.9 million), offset by the accrual of performance bonuses to be paid in early fiscal year 2005 ($5.5 million), net of changes in accounts payable, deferred revenue, income taxes payable and other assets and liabilities of $3.3 million.

      At March 31, 2004, we had the following contractual obligations (amounts in thousands):

	Payments Due By Period

	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$3,202	$6,533	$5,796	$7,017	$22,548
Cash outlays for restructuring and other related activities(1)	3,016	3,549	1,634	931	9,130
Purchase obligations(2)	1,701	87	—	—	1,788

Total	$7,919	$10,169	$7,430	$7,948	$33,466

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $6.1 million under existing and expected sublease arrangements.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, IT maintenance contracts in support of internal use software and hardware, lease commitments on company automobiles and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at March 31, 2004.

      Our billings for the three and twelve months ended March 31, 2004 totaled $52.0 million and $185.4 million, respectively, compared to $32.7 million and $161.8 million for the three and twelve months ended March 31, 2003, respectively. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $24.9 million at March 31, 2004 represented 43 days of billings for the quarter ended March 31, 2004. This compares to a gross receivable balance of $17.9 million at March 31, 2003 representing 49 days of billings for the quarter ended March 31, 2003.

Cash Flow from Investing Activities

      Cash used in investing activities was $0.1 million for fiscal year 2004. Cash used in investing activities resulted primarily from capital expenditures, partially offset by cash provided from other assets resulting from the collection of certain employee notes receivable.

Cash Flow from Financing Activities

      Cash used in financing activities was $2.6 million for fiscal 2004 resulting from the repurchase of DiamondCluster common stock in the amount of $9.2 million, offset by $6.6 million in proceeds from the issuance of common stock in connection with the Employee Stock Purchase Plan and option exercises. The Board of Directors (the “Board”) has authorized the repurchase of the Company’s common stock through open market transactions. During fiscal 2004, we repurchased 0.9 million shares at an average price of $9.75. As of March 31, 2004 the number of shares available for repurchase under the Board authorization was 1.7 million. Through March 31, 2004, the number of shares purchased under this authorization was 4.3 million shares at an aggregate cost of $61.1 million. Following is a summary of the repurchase activity over the last three fiscal years (amounts in thousands except average price data):

	Repurchase of Common Stock

	Shares	Amount	Average Price

2004	944	$9,204	$9.75
2003	968	5,242	5.42
2002	408	5,934	$14.54

Total	2,320	$20,380

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

      On May 2, 2002, we offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to surrender certain stock options previously granted to them in exchange for a future grant of a smaller number of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster’s 2000 Stock Option Plan and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees were required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were surrendered as part of this plan. Certain of these options had intrinsic value at the original grant date, the unvested portion of which had not been amortized to noncash compensation expense at the date surrendered. The voluntary surrender of these options resulted in a noncash charge to compensation expense of $8.6 million during the quarter ended June 30, 2002, relating to the remaining unamortized compensation expense associated with these surrendered options. On November 15, 2002, approximately 1.0 million new options were granted to employees who remained employed by DiamondCluster. The exercise price for a majority of the options granted on November 15, 2002 was $0.76, or 25% of the fair market value of the Company’s common stock on that date.

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

Summary

      We believe that our current cash balances, existing lines of credit, and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal year 2006. If necessary, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities. However, there is no assurance that such financing would be available to us on acceptable terms.

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

      In the past, the Company has entered into transactions to reduce the effect of foreign exchange transaction gains and losses on recorded foreign currency denominated assets and liabilities, and to reduce the effect of foreign exchange translation gains and losses on the parent company’s net investment in its foreign subsidiaries. These transactions involved the use of forward foreign exchange contracts in certain European currencies. As of March 31, 2004, there were no open forward foreign exchange contracts outstanding. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the U.S. dollar value of the Company’s foreign currency transactions and investments in foreign subsidiaries are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis.

      DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In some cases, the Company hedges its euro exposures through the use of euro/U.S. dollar forward contracts in order to mitigate the impact of foreign currency movements on the Company’s financial position. These contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income. At March 31, 2002, the Company had one euro/U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. During fiscal year 2004 and as of March 31, 2004, there were no open euro/U.S. dollar or other forward contracts outstanding.

Interest Rate Risk

      The Company invests its cash in highly liquid investments with original maturities of three months or less. The interest rate risk associated with our investing activities at March 31, 2004 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments in fiscal year 2004 to alter the interest rate characteristics of our investment holdings.

Item 8.	Consolidated Financial Statements and Supplementary Data.

      The information required by this item is contained in the consolidated financial statements and schedules set forth in Item 14(a) under the captions “Consolidated Financial Statements and Schedules” as a part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures

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

      Information with respect to Directors of the Company will be set forth in the Proxy Statement under the heading “Election of Directors,” which information is incorporated herein by reference, or in an amendment to this Form 10-K. Information regarding the executive officers of the Company is included in Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information with respect to the members of the audit committee will be set forth in the Proxy Statement under the heading “Audit Committee,” which information is incorporated herein by reference, or an amendment to this Form 10-K. Information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

      The Company has adopted a Code of Business Conduct and Ethics applicable to all employees, its Board of Directors and vendors. The Code of Business Conduct and Ethics is supplemented by a Code of Ethics for Senior Financial Officers setting forth additional requirements applicable only to the Company’s senior officers (together with the Code of Business Conduct and Ethics, the “Code”). A copy of the Code is filed as Exhibit 14 to this Annual Report of Form 10-K.

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

      The following table summarizes information about the Company’s equity incentive plans as of March 31, 2004 (share amounts in thousands):

Number of
securities to be
	issued upon		Number of securities
	exercise of		remaining available for
	outstanding		future issuance under
	options and	Weighted-average	equity compensation
	vesting of	exercise price of	plans (excluding
	restricted stock	outstanding	securities reflected in
Plan Category	units	options	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,014	$11.30	21,995	(1)
Equity compensation plans not approved by security holders(2)	147	$12.71	306

Total	13,161		22,301

(1)	Includes 2,241,000 shares available for future issuance under the Company’s Employee Stock Purchase Plan.

(2)	The Advisors’ Stock Option Plan (the “Advisors’ Plan”) relates to a maximum of 525,000 shares of Common Stock, which may be issued upon the exercise of stock options granted to outside advisors of the Company during the period February 26, 1997 through August 10, 1999. The terms of the Advisors’ Plan mirror the terms of the Company’s 1998 Equity Incentive Plan previously adopted by the shareholders in all material respects, except that (i) the maximum number of shares available for issuance under the Advisors’ Plan is 525,000 shares, and (ii) the eligible participants under the Advisors’ Plan are those outside consultants to the Company as the Plan Committee shall decide from time to time. The options issued under the Advisors’ Plan were granted at the fair market value on the grant date (calculated based on the average of the closing price on the Nasdaq Market System of the Common Stock for the ten trading days preceding the grant date). The options vest over periods ranging from 2 to 4 years after the date of grant, and expire on dates ranging from 5 to 8 years after the date of grant.

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

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

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

Form 8-K dated January 28, 2004

      (c) Exhibits

      The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description

3.1(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Form 8-A filed by the Company on October 21, 2003 (the “Form 8A”) and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Form 8-A and incorporated herein by reference).
10.1	Amended and Restated DiamondCluster International, Inc. 1998 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A dated July 11, 2001 (File No. 000-22125) and incorporated herein by reference).
10.2	Form of Employment Agreement between each of the Named Officers and the Company (filed as Exhibit 10 to the Company’s Registration Statement on Form S-1 (No. 333-17785) and incorporated herein by reference).
10.3*	North America and United Kingdom Partners’ Operating Agreement dated as of November 13, 2003 among the Company and the partners of the Company, including Addendum No. 1 dated January 29, 2004.
14*	Code of Business Conduct and Ethics.
21*	Subsidiaries of the Registrant
23*	Consent of Independent Public Accountants.
24.1*	Power of Attorney (included on signature page).
31.1*	CEO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CEO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Senior Vice President, Finance and Administration Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	CEO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.3*	Senior Vice President, Finance and Administration Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Risk Factors.

*	Filed herewith

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

Signature	Title	Date

/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Chairman and Chief Executive Officer (Principal Executive Officer)	June 7, 2004

/s/ KARL E. BUPP Karl E. Bupp	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 7, 2004

/s/ ADAM J. GUTSTEIN Adam J. Gutstein	President, Managing Director — Europe and Latin America, and Director	June 7, 2004

/s/ JOHN J. SVIOKLA John J. Sviokla	Vice Chairman and Director	June 7, 2004

/s/ EDWARD R. ANDERSON Edward R. Anderson	Director	June 7, 2004

/s/ DONALD R. CALDWELL Donald R. Caldwell	Director	June 7, 2004

/s/ MARK L. GORDON Mark L.Gordon	Director	June 7, 2004

Signature	Title	Date

/s/ ALAN C. KAY Alan C. Kay	Director	June 7, 2004

/s/ MICHAEL E. MIKOLAJCZYK Michael E. Mikolajczyk	Director	June 7, 2004

/s/ JAVIER RUBIO Javier Rubio	Director	June 7, 2004

/s/ PAULINE A. SCHNEIDER Pauline A. Schneider	Director	June 7, 2004

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	June 7, 2004

DIAMONDCLUSTER INTERNATIONAL, INC.

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

DiamondCluster International, Inc.:

      We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries (the Company) as of March 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondCluster International, Inc. and subsidiaries as of March 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation effective April 1, 2003, and its method of accounting for goodwill as of January 1, 2002.

/s/ KPMG LLP

Chicago, Illinois

April 25, 2004

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2003 and 2004

	2003	2004

	(In thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$75,328	$81,304
Accounts receivable, net of allowance of $1,597 and $1,650 as of March 31, 2003 and 2004, respectively	16,314	23,219
Income taxes receivable	—	569
Prepaid expenses	5,598	10,373

Total current assets	97,240	115,465
Computers, equipment, leasehold improvements and software, net	10,349	6,473
Other assets	1,902	729

Total assets	$109,491	$122,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,193	$6,250
Accrued compensation	—	5,749
Deferred revenue	760	1,380
Income taxes payable	730	—
Restructuring accrual, current portion	7,134	3,528
Other accrued liabilities	17,097	18,973

Total current liabilities	29,914	35,880
Restructuring accrual, less current portion	7,200	6,000

Total liabilities	37,114	41,880

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 38,683 shares issued as of March 31, 2004	—	39
Class A Common Stock, $0.001 par value, 200,000 shares authorized, 28,731 shares issued as of March 31, 2003	29	—
Class B Common Stock, $0.001 par value, 100,000 shares authorized, 6,493 shares issued as of March 31, 2003	6	—
Additional paid-in capital	644,302	624,682
Unearned compensation	(47,330)	(6,324)
Notes receivable from sale of common stock	(71)	—
Accumulated other comprehensive income	1,294	2,858
Accumulated deficit	(473,921)	(479,332)

	124,309	141,923
Less: Common Stock in treasury, at cost, 3,392 shares held at March 31, 2003 and 4,336 shares held at March 31, 2004	(51,932)	(61,136)

Total stockholders’ equity	72,377	80,787

Total liabilities and stockholders’ equity	$109,491	$122,667

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Fiscal years ended March 31, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands, except per share data)
Revenue:
Revenue before out-of-pocket expense reimbursements (net revenue)	$181,215	$132,974	$154,785
Out-of-pocket expense reimbursements	21,745	19,331	22,329

Total revenue	202,960	152,305	177,114
Operating expenses:
Project personnel and related expenses before out-of-pocket reimbursable expenses	132,627	109,085	102,429
Out-of-pocket reimbursable expenses	21,745	19,331	22,329

Total project personnel and related expenses	154,372	128,416	124,758
Professional development and recruiting	10,834	4,134	4,288
Marketing and sales	7,136	3,865	2,836
Management and administrative support	46,794	37,363	34,359
Goodwill amortization	61,850	—	—
Noncash compensation*	52,305	53,078	12,692
Restructuring charges	15,542	29,266	3,975
Impairment charge on long-lived assets	—	94,315	—

Total operating expenses	348,833	350,437	182,908

Loss from operations	(145,873)	(198,132)	(5,794)
Interest income	4,164	2,635	1,130
Interest expense	(26)	(49)	(68)
Other expense, net	(2,985)	(2,442)	(25)

Total other income, net	1,153	144	1,037

Loss before taxes and cumulative effect of change in accounting principle	(144,720)	(197,988)	(4,757)
Income tax expense (benefit)	(11,048)	21,209	654

Loss before cumulative effect of change in accounting principle	(133,672)	(219,197)	(5,411)
Cumulative effect of change in accounting principle	—	(140,864)	—

Net loss	(133,672)	(360,061)	(5,411)
Reclassification adjustment, net of income tax benefit of $232	363	—	—
Foreign currency translation adjustments	(1,924)	4,104	1,127
Unrealized gain on investment	—	—	437

Comprehensive loss	$(135,233)	$(355,957)	$(3,847)

Basic and diluted loss per share of common stock:
Loss before cumulative effect of change in accounting principle	$(4.34)	$(6.95)	$(0.17)
Cumulative effect of change in accounting principle	—	(4.47)	—

Net loss	$(4.34)	$(11.41)	$(0.17)

Shares used in computing basic and diluted net loss per share of common stock	30,813	31,548	32,710

*Noncash compensation:
Project personnel and related expenses	$51,352	$51,953	$11,625
Professional development and recruiting	94	138	107
Marketing and sales	88	227	112
Management and administrative support	771	760	848

Total noncash compensation	$52,305	$53,078	$12,692

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal years ended March 31, 2002, 2003 and 2004

						Notes			Accumulated
						Receivable			Other
	Class A	Class B		Additional		from sale of	Retained		Comprehensive	Total
	Common	Common	Common	Paid-In	Unearned	Common	Earnings	Treasury	Income	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	Stock	(Deficit)	Stock	(Loss)	Equity

	(In thousands)
Balance at March 31, 2001	$24	$9	$—	$652,234	$(177,375)	$(332)	$19,812	$(40,756)	$(1,249)	$452,367

Issuance, forfeiture and cancellation of stock	—	1	—	5,274	(4,707)	59	—	—	—	627
Forfeiture and cancellation of stock options issued below market — net	—	—	—	(7,620)	8,437	—	—	—	—	817
Noncash compensation	—	—	—	—	52,305	—	—	—	—	52,305
Exercise of stock options	—	1	—	5,358	—	—	—	—	—	5,359
Income tax benefit related to stock option exercises	—	—	—	1,456	—	—	—	—	—	1,456
Purchase of treasury stock	—	—	—	—	—	—	—	(5,934)	—	(5,934)
Conversion to Class A	3	(4)	—	—	—	—	—	—	—	(1)
Repayment of notes	—	—	—	—	—	193	—	—	—	193
Employee stock purchase plan	—	—	—	3,142	—	—	—	—	—	3,142
Unrealized gain on securities	—	—	—	—	—	—	—	—	363	363
Translation adjustment	—	—	—	—	—	—	—	—	(1,924)	(1,924)
Net loss	—	—	—	—	—	—	(133,672)	—	—	(133,672)

Balance at March 31, 2002	$27	$7	$—	$659,844	$(121,340)	$(80)	$(113,860)	$(46,690)	$(2,810)	$375,098

Issuance, forfeiture and cancellation of stock	—	1	—	751	352	—	—	—	—	1,104
Forfeiture and cancellation of stock options issued below market — net	—	—	—	(20,986)	20,580	—	—	—	—	(406)
Noncash compensation	—	—	—	—	53,078	—	—	—	—	53,078
Exercise of stock options	—	—	—	2,343	—	—	—	—	—	2,343
Income tax benefit related to stock option exercises	—	—	—	333	—	—	—	—	—	333
Purchase of treasury stock	—	—	—	—	—	—	—	(5,242)	—	(5,242)
Conversion to Class A	2	(2)	—	—	—	—	—	—	—	—
Repayment of notes	—	—	—	—	—	9	—	—	—	9
Employee stock purchase plan	—	—	—	2,017	—	—	—	—	—	2,017
Translation adjustment	—	—	—	—	—	—	—	—	4,104	4,104
Net loss	—	—	—	—	—	—	(360,061)	—	—	(360,061)

Balance at March 31, 2003	$29	$6	$—	$644,302	$(47,330)	$(71)	$(473,921)	$(51,932)	$1,294	$72,377

Issuance, forfeiture and cancellation of stock	—	—	3	—	70	—	—	—	—	73
Forfeiture and cancellation of stock options issued below market — net	—	—	—	(30,298)	32,391	—	—	—	—	2,093
Noncash compensation	—	—	—	4,147	8,545	—	—	—	—	12,692
Exercise of stock options	—	—	1	5,143	—	—	—	—	—	5,144
Purchase of treasury stock	—	—	—	—	—	—	—	(9,204)	—	(9,204)
Conversion to one class common stock	(29)	(6)	35	—	—	—	—	—	—	—
Repayment of notes	—	—	—	—	—	71	—	—	—	71
Employee stock purchase plan	—	—	—	1,388	—	—	—	—	—	1,388
Unrealized gain on investment	—	—	—	—	—	—	—	—	437	437
Translation adjustment	—	—	—	—	—	—	—	—	1,127	1,127
Net loss	—	—	—	—	—	—	(5,411)	—	—	(5,411)

Balance at March 31, 2004	$—	$—	$39	$624,682	$(6,324)	$—	$(479,332)	$(61,136)	$2,858	$80,787

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years ended March 31, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Loss before cumulative effect of change in accounting principle	$(133,672)	$(219,197)	$(5,411)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Restructuring charges	15,542	29,266	3,975
Depreciation and amortization	7,156	5,766	4,702
Write-down of net book value of computers, equipment, leasehold improvements and software, net	—	2,071	774
Impairment charge on long-lived assets	—	94,315	—
Goodwill amortization	61,850	—	—
Noncash compensation	52,305	53,078	12,692
Deferred income taxes	(10,475)	22,536	—
Tax benefits from employee stock plans	1,456	333	—
Write-down of equity investments	4,577	—	—
Other	(1,846)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	10,369	8,205	(4,951)
Prepaid expenses and other	2,106	1,826	(3,929)
Accounts payable	(521)	(2,433)	1,085
Accrued compensation	(28,336)	—	5,524
Restructuring accrual	(11,579)	(18,895)	(8,800)
Deferred revenue	(1,791)	(306)	634
Income taxes payable	(12,318)	1,899	(1,279)
Other assets and liabilities	(837)	(518)	2,822

Net cash provided by (used in) operating activities	(46,014)	(22,054)	7,838

Cash flows from investing activities:
Capital expenditures, net	(6,817)	(1,528)	(935)
Acquisition, net of cash acquired	(1,781)	—	—
Other assets	(2,205)	872	843

Net cash used in investing activities	(10,803)	(656)	(92)

Cash flows from financing activities:
Repayment of note	(500)	—	—
Common stock issued	9,137	5,067	6,609
Purchase of treasury stock	(5,934)	(5,242)	(9,204)

Net cash provided by (used in) financing activities	2,703	(175)	(2,595)

Effect of exchange rate changes on cash	(471)	1,440	825

Net decrease in cash and cash equivalents	(54,585)	(21,445)	5,976
Cash and cash equivalents at beginning of year	151,358	96,773	75,328

Cash and cash equivalents at end of year	$96,773	$75,328	$81,304

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$77	$221	$—
Cash paid during the year for income taxes	$7,296	$3,006	$3,127

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Basis of Presentation

      DiamondCluster International, Inc., including as the context requires, its wholly-owned subsidiaries (the “Company” or “Diamond”) is a premier global management consulting firm that helps leading organizations worldwide to understand and leverage technology to reduce costs, incorporate flexibility into their businesses, address changing regulations and markets, improve operations, and grow their business. The Company works collaboratively with its clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. As of March 31, 2004, the Company employed 481 client-serving professionals and had nine offices in North America, Europe and Latin America.

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

     Revenue Recognition

      The Company earns revenues from a range of consulting services, including helping organizations worldwide to develop and implement growth strategies, improve operations, and capitalize on technology. Revenues are comprised of professional fees for services rendered to clients plus reimbursement of out-of-pocket expenses. The Company bills clients for services and expenses incurred either monthly or semi-monthly in accordance with the terms of the client engagement agreement. Prior to the commencement of a client engagement, the Company and the client agree on fees for services based upon the scope of the project, staffing requirements and the level of client involvement. The Company recognizes revenue as services are performed in accordance with the terms of the client engagement. Unbilled receivables represent revenues earned for services performed that have not been billed as of the balance sheet date.

     Allowance for Doubtful Accounts and Deferred Revenue

      Management makes estimates of the amount of billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers the Company’s overall experience with estimating uncollectible amounts. As of March 31, 2004, the accounts receivable balance was $23.2 million, including unbilled accounts receivable of $1.6 million, and net of allowance for doubtful accounts of $1.7 million. Unbilled accounts receivable are typically billed the following month.

      Provisions are also made for estimated costs to be incurred subsequent to targeted project completion. These provisions are estimated based principally on historical experience and a review of projects in progress

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and are reflected, net of actual costs incurred on completed projects, in deferred revenue. Although from time to time the Company has been required to make revisions to clients’ estimated deliverables, to date there have been no such revisions that have had a material effect on the Company’s operating results. The deferred revenue balance, measured based on the gross amount of services to be rendered subsequent to the targeted completion date, was $1.4 million as of March 31, 2004. Also included in the deferred revenue balance are $0.4 million of prepaid client fees related to consulting services that the Company expects to earn in subsequent periods.

     Unearned Compensation

      The Company has adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options, stock appreciation rights (“SARs”) and stock awards, including restricted stock and restricted stock units, to officers and employees and non-qualified stock options, SARs and stock awards to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors.

      Unearned compensation represents certain stock-based compensation that has not yet been earned, and is reported within the stockholders’ equity section of the consolidated balance sheet. Prior to April 1, 2003, the Company chose to account for stock-based compensation arising from fixed awards to officers and employees using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost of stock options (“noncash compensation”) was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option’s exercise price, and was charged to operations over the vesting period, which generally ranged between two and five years. The Company applied SFAS No. 123, “Accounting for Stock Based Compensation,” in accounting for stock issued to individuals or groups other than employees.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective April 1, 2003, the Company adopted the fair value-based recognition provisions of SFAS No. 123 in accounting for stock awards to officers and employees. The Company elected the prospective method of transition as described in SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” which applies the recognition provisions to all employee awards granted, modified or settled on or after April 1, 2003, in accounting for employee stock-based compensation. Had compensation expense on options granted prior to April 1, 2003 been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) and basic and diluted net earnings (loss) per share would have been equal to the pro forma amounts indicated below (in thousands):

	Fiscal Year Ended March 31,

	2002	2003	2004

Net income (loss):
As reported	$(133,672)	$(360,061)	$(5,411)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	52,305	53,843 (1)	12,777 (1)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(127,749)	(62,870)	(5,316)

Pro forma	$(209,116)	$(369,088)	$2,050

Basic and diluted net income (loss) per share:
As reported	$(4.34)	$(11.41)	$(0.17)
Pro forma	$(6.79)	$(11.70)	$0.06 (2)

(1)	In fiscal years 2003 and 2004, amount includes $0.8 million and $0.1 million, respectively, of compensation expense related to restricted stock that was recorded as part of the restructuring charge expense in the Consolidated Statements of Operations and Comprehensive Loss.

(2)	The pro forma basic and diluted net income (loss) per share is $0.06 per share for fiscal year 2004.

Cash and Cash Equivalents

      Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds.

Long-Lived Assets

      Computers and equipment, leasehold improvements and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of assets, which range from eighteen months to five years for computers and equipment, the lesser of the lease term or the life of the asset (generally five years) for leasehold improvements and three to five years for software. Costs capitalized for internally developed software include external consulting fees and employee salaries. Related depreciation and amortization expense was $7.2 million, $5.8 million and $4.7 million for the years ended March 31, 2002, 2003 and 2004, respectively.

Goodwill

      Goodwill resulting from business acquisitions represents the excess of purchase price over the fair value of the net assets acquired. Prior to April 1, 2002, goodwill was being amortized on a straight-line basis over useful

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lives ranging between 5 and 25 years. Accumulated amortization amounted to $22.4 million and $84.3 million as of March 31, 2001 and 2002, respectively. On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill and other indefinite life intangible assets (“intangibles”) are no longer subject to amortization, rather they are subject to an assessment for impairment whenever events or circumstances indicate that impairment may have occurred, but at least annually, by applying a fair value based test. Under SFAS No. 142, goodwill impairment is assessed at the reporting unit level, using a discounted cash flow method. The Company completed its initial impairment test on goodwill using the methodology described in SFAS No. 142 in the first quarter of fiscal 2003, and conducted an annual assessment of impairment based on fair value in accordance with the requirements of SFAS No. 142 during the fourth quarter of fiscal year 2003. In connection with the adoption of SFAS No. 142 on April 1, 2002, the Company recognized an impairment loss of $140.9 million as the cumulative effect of a change in accounting principle. In connection with the annual assessment during the fourth quarter of fiscal year 2003, the Company recognized an additional impairment loss of $94.3 million. The carrying value of goodwill as of March 31, 2003 and 2004 was zero.

      The following table sets forth an analysis of the changes in the total carrying amount of goodwill for the fiscal years ended March 31, 2002 and 2003 (in thousands). There was no related activity in fiscal year 2004.

Balance as of April 1, 2001	$295,600
Goodwill acquired during the year	1,429
Goodwill amortized during the year	(61,850)

Balance as of March 31, 2002	235,179
Goodwill amortized during the year	—
Impairment loss recognized during the year	(235,179)

Balance as of March 31, 2003	$—

      The following table sets forth a reconciliation of reported net loss to adjusted net loss for the fiscal year ended March 31, 2002 assuming that the provision of SFAS No. 142 related to goodwill amortization had been applied in that year (in thousands):

Fiscal Year Ended
March 31, 2002

Reported net loss	$(133,672)
Add back: Goodwill amortization	61,850

Adjusted net loss	$(71,822)

Basic loss per share:
Reported net loss	$(4.34)
Goodwill amortization	2.01

Adjusted net loss	$(2.33)

Diluted loss per share:
Reported net loss	$(4.34)
Goodwill amortization	2.01

Adjusted net loss	$(2.33)

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Investment Interests

      In the past, the Company has obtained non-controlling equity ownership interests either for cash or as compensation for services performed. Such equity interests do not enable the Company to exercise significant influence over the investees and are accounted for under the cost method unless the securities have readily determinable fair values based on quoted market prices. Securities for which the fair market value is determinable are recorded under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies these securities as available-for-sale. Unrealized gains and losses on these investments are reported in comprehensive income or loss as “unrealized gain (loss) on securities,” and accumulated as a separate component of stockholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of an impairment charge in other income (expense). As of March 31, 2004, the carrying value of such investments was $0.4 million.

Other Comprehensive Income

      Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of the related tax effect, and cumulative foreign currency translation adjustments.

Derivative Instruments and Hedging Activities

      The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133,” and related amendments and interpretations. These standards require that all derivative instruments be recorded on the balance sheet at their respective fair values.

      The Company’s use of derivative instruments has been limited to forward foreign currency contracts, which have been used principally to hedge net investments in certain foreign operations. All derivatives are recognized on the balance sheet at their fair value. On the date a derivative foreign currency contract is entered into, the Company designates the derivative as either a foreign currency fair-value or cash-flow hedge (“foreign currency” hedge), or a hedge of a net investment in a foreign operation. The Company documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

      Changes in the fair value of fair value and cash flow hedging instruments are included in operations and comprehensive income (loss) as appropriate. Amounts recorded in comprehensive income (loss) are reclassified to operations in the period the hedged item affects earnings. Changes in the fair value of a derivative, to the extent effective as a hedge, that is used as a hedge of a net investment in a foreign operation are recorded in the cumulative translation adjustments account within other comprehensive income.

      The Company has entered into transactions to reduce the effect of foreign exchange rate fluctuations on recorded foreign currency denominated assets and liabilities, and to mitigate the effect of such foreign exchange rate changes on the parent company’s net investment in its foreign subsidiaries. These transactions involve the use of forward foreign exchange contracts in certain European currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the U.S. dollar value of the Company’s foreign

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis. There were no open euro/ U.S. dollar or other foreign currency contracts outstanding as of March 31, 2003 and 2004.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, investments and accounts receivable. The Company places its cash balances with reputable financial institutions. Investments are carried at cost or fair value, as appropriate, and are not significant at March 31, 2004. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company did not have any clients that individually accounted for greater than 10% of its net revenues for the years ended March 31, 2002 and 2003 and had one client that accounted for 11% of revenues for the year ended March 31, 2004. The Company had no clients with outstanding balances that accounted for greater than 10% of accounts receivable as of March 31, 2004.

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

Net Loss Per Share

      Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net loss per share for the fiscal years ended March 31, 2002, 2003 and 2004:

	Fiscal Year Ended March 31,

	2002	2003	2004

Shares used in computing basic net loss per share	30,813	31,548	32,710
Dilutive effect of stock options	—	—	—

Shares used in computing diluted net loss per share	30,813	31,548	32,710

Antidilutive securities not included in dilutive net loss per share calculation	26,266	17,161	12,282

Dilutive securities not included in dilutive net loss per share due to loss	2,488	451	1,496

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2003, the Financial Accounting Standards Board, (“FASB”) issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly, should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company will be required to apply Interpretation 46R to interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of Interpretation 46 is not expected to have a material impact on the Company’s financial statements.

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. As of March 31, 2004 and during the twelve months then ended, the Company did not have any derivative instruments or hedging activities outstanding and as such, the adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments created, entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact on the financial condition or operating results of the Company from the adoption of SFAS No. 150.

      In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company adopted the provisions of SAB 104 in the third quarter of fiscal year 2004. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations for the fiscal year ended March 31, 2004.

(4)	Restructuring Charges

      As a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2004 and beyond, the Company restructured its workforce and operations in fiscal years 2002, 2003 and 2004.

Fiscal Year 2004 Restructuring Charges

      In the first quarter of fiscal year 2004, the Company recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003 and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. In connection with the restructuring plan implemented in June 2003, the Company recorded a restructuring charge of $2.5 million ($1.5 million on an after-tax basis, or $0.05 per share), consisting solely of severance and related expenses. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and Latin America region, resulting in the termination of approximately 30 employees, none of whom were still employed by the Company as of March 31, 2004. Of the total employees severed, 40% were project personnel and 60% were operational personnel.

      The total cash outlay for the restructuring announced in June 2003 is expected to approximate $2.3 million. The remaining $0.2 million of restructuring costs consist of non-cash charges related to equity grants issued in connection with certain severance agreements. In March 2004, the Company adjusted the remaining restructuring accrual balance for $0.1 million which represents the excess of the accrual estimate over actual expense. As of March 31, 2004, approximately $2.3 million of cash had been expended for severance and related costs in connection with this initiative.

Fiscal Year 2003 Restructuring Charges

      In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million ($5.4 million on an after-tax basis, or $0.17 per share). The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, none of whom were still employed by the Company as of March 31, 2004. Of the total employees severed, 79% were project personnel and 21% were operational personnel.

      The total cash outlay for the restructuring announced in December 2002 is expected to approximate $7.5 million. The remaining $0.9 million of restructuring costs consists of non-cash charges primarily related to non-cash severance items and the write-down of certain assets to their estimated net realizable value. In March 2004, the Company adjusted the remaining restructuring accrual balance for $0.2 million which represents the excess of the accrual estimate over actual expense. As of March 31, 2004, approximately $7.4 million of cash had been expended for this initiative, primarily related to severance and related costs.

      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million ($12.8 million on an after-tax basis or $0.41 per share). In June 2003, the Company adjusted this charge and recognized $1.7 million of additional expense to reflect a change in the estimate of future sublease income related to contractual lease obligations, bringing the total restructuring

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge to $22.2 million ($14.5 million on an after-tax basis). The $22.2 million charge consisted of $13.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of March 31, 2004. Of the total employees severed, 60% were project personnel and 40% were operational personnel. Also included in the restructuring plan were the costs associated with the termination of certain equipment leases and costs related to the write-down of other assets to their estimated net realizable value.

      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $19.7 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of March 31, 2004, $11.3 million of cash had been expended for this initiative, primarily related to severance and related costs.

Fiscal Year 2002 Restructuring Charges

      In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis, or $0.31 per share). In September 2002, the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group which helped build and operate e-business ventures for Diamond’s clients. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of March 31, 2004. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

      The total cash outlay for the restructuring announced in December 2001 is expected to approximate $13.2 million. The remaining $2.7 million of restructuring costs consist of non-cash charges primarily for the write-off of leasehold improvements and other related costs for the facilities being downsized, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of March 31, 2004, $13.0 million of cash had been expended for this initiative, primarily related to severance and related costs.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major components of the restructuring charges are summarized as follows (amounts in thousands):

	Restructuring Charge Accrual For the Quarter Ended								Accrual Reduction		Other
												Remaining
												Accrual
	December 2001		September 2002		December 2002		June 2003		Utilized		Currency	Balance
											Translation	as of
Description	Charge	Adj (1)	Charge	Adj (2)	Charge	Adj (3)	Charge	Adj (3)	Cash	Non-cash	Adjustments	3/31/2004

Severance and related costs	$10,847	$53	$5,638	$—	$7,761	$(89)	$2,497	$(43)	$24,195	$2,512	$43	$—
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	397	(91)	—	(35)	7,293	1,452	758	9,186
Write-off of property, plant, equipment and leases	1,606	375	2,714	—	251	—	—	—	2,488	2,116	—	342

	$15,542	$400	$20,457	$1,736	$8,409	$(180)	$2,497	$(78)	$33,976	$6,080	$801	$9,528

(1)	Adjustment was recorded in September 2002.

(2)	Adjustment was recorded in June 2003.

(3)	Adjustment was recorded in March 2004.

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

(5)	Computers, Equipment, Leasehold Improvements and Software, Net

      Computers, equipment, leasehold improvements and software, net at March 31, 2003 and 2004 are summarized as follows (amounts in thousands):

	2003	2004

Computers and equipment	$15,396	$15,577
Leasehold improvements	6,800	6,715
Software	11,504	11,700

	33,700	33,992
Less accumulated depreciation and amortization	(23,351)	(27,519)

	$10,349	$6,473

(6)	Other Accrued Liabilities

      Other accrued liabilities at March 31, 2003 and 2004 are summarized as follows (amounts in thousands):

	2003	2004

Social Security tax accrual	$2,481	$606
VAT taxes payable	2,833	6,626
Other taxes payable	2,748	1,505
Other accrued liabilities	9,035	10,236

Total	$17,097	$18,973

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Commitments

      The Company leases office space and equipment under various non-cancelable operating leases. As of March 31, 2004, the minimum future lease payments under operating leases with non-cancelable terms in excess of one year net of estimated sublease income of $6.1 million under existing and expected sublease arrangements are as follows (amounts in thousands):

Year ending March 31,

2005	$6,218
2006	5,476
2007	4,606
2008	3,284
2009	4,146
Thereafter	7,948

$31,678

      Rent expense under operating leases amounted to $10.9 million, $11.1 million and $7.6 million for the years ended March 31, 2002, 2003 and 2004, respectively.

      The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space and office furniture amounting to $1.7 million as of March 31, 2004. These letter of credit obligations decline annually during the lease terms.

(8)	Line of Credit

      The Company maintains a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank. Under this agreement, the Company may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.5%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. Under the terms of the credit agreement, the Company is required to maintain a minimum tangible net worth of $20 million. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of March 31, 2004, the Company had approximately $9.2 million available under this line of credit. The line of credit expires on July 31, 2004. The Company expects to renew the line of credit under similar terms at that time.

(9)	Stockholders’ Equity

Conversion To One Class of Common Stock

      On September 23, 2003, the Company effected a recapitalization by which all of its outstanding shares of Class A common stock and Class B common stock were converted on a one-for-one basis into shares of a single, newly created class of common stock, called Common Stock. SFAS No. 123 requires an expense to be recognized for modifications to options which make them more valuable. The Company determined that the options held for Class A common stock became more valuable with the conversion to one class of common stock due to the increase in voting power, while options for Class B common stock decreased in value due to the loss in voting power. There were no other modifications to the underlying stock. Accordingly, the Company recorded a noncash compensation expense of $0.2 million in 2004 under SFAS No. 123 for the modification to options for Class A common stock.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchases

      The Company’s Board of Directors has authorized the repurchase of up to six million shares of DiamondCluster’s Common Stock as part of an existing stock repurchase program. These repurchases were authorized to be made in the open market or in privately negotiated transactions with the timing and volume dependent upon market conditions. At March 31, 2004, the number of shares purchased under this authorization was 4.3 million shares at an aggregate cost of $61.1 million. Following is a summary of the repurchase activity over the last two fiscal years (amounts in thousands except average price data):

Repurchase of Common Stock

	Shares	Amount	Average Price

2004	944	$9,204	$9.75
2003	968	5,242	$5.42

Total	1,912	$14,446

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a reconciliation for the common and treasury stock activity for the fiscal years ended March 31, 2002, 2003 and 2004 (in thousands):

	Issued				Held in Treasury

		Class A	Class B			Class A	Class B
	Common	Common	Common	Total	Common	Common	Common	Total
	Stock	Stock	Stock	Issued	Stock	Stock	Stock	Treasury

Balance at March 31, 2001	—	23,659	8,752	32,411	—	(2,016)	—	(2,016)

Issued
Equity Plans	—	213	1,429		—	—	—
Acquisitions	—	20	—
Conversion	—	3,614	(3,614)		—	—	—
Treasury Stock
Acquisition	—	—	—		—	(104)	(318)
Retirement	—	(9)	(5)		—	9	5

Balance at March 31, 2002	—	27,497	6,562	34,059	—	(2,111)	(313)	(2,424)

Issued
Equity Plans	—	95	1,071		—	—	—
Acquisitions	—	2	—
Conversion	—	1,139	(1,139)		—	—	—
Treasury Stock
Acquisition	—	—	—		—	(970)	(1)
Retirement	—	(2)	(1)		—	2	1

Balance at March 31, 2003	—	28,731	6,493	35,224	—	(3,079)	(313)	(3,392)

Issued
Equity Plans	1,575	190	1,695		—	—	—
Conversion	37,109	(28,921)	(8,188)		—	—	—
Treasury Stock
Acquisition	—	—	—		(945)	—	—
Retirement	(1)	—	—		1	—	—
Conversion	—	—	—		(3,392)	3,079	313

Balance at March 31, 2004	38,683	—	—	38,683	(4,336)	—	—	(4,336)

Stockholder Rights Plan Adoption

      On September 23, 2003, the Board of Directors approved the adoption of a Stockholder Rights Plan (the “Plan”). Under the Plan, the Company issued a dividend of one preferred stock purchase right (a “Right”) for each share of common stock of the Company held by stockholders of record at the close of business on October 15, 2003. New Rights will accompany any new shares of common stock the Company issues after October 15, 2003 until the expiration date for the Rights. Each Right initially entitles stockholders to purchase a fractional share of the Company’s Series A Junior Participating Preferred Stock for $32.50. The Rights are not exercisable, however, until the occurrence of certain events, including the commencement of a tender offer or acquisition of 15 percent or more of the Company’s common stock. The Rights are redeemable at $0.01 per Right at anytime prior to a triggering event at the option of the Board of Directors. The Rights will expire on October 15, 2013.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      In September 2003, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Amended and Restated Employee Stock Purchase Plan. The Amended and Restated Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue Code and contains 4.4 million shares of Common Stock. The plan allows qualifying employees to purchase Common Stock each quarter, at 85% of the lesser of the fair market value of the Common Stock on the individual’s enrollment date or the purchase date. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period. At March 31, 2004, approximately 2.2 million shares are still available for future issuance under this plan.

Stock Option Rehabilitation

      On May 2, 2002, the Company offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to surrender certain stock options previously granted to them in exchange for a future grant of a smaller number of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster’s 2000 Stock Option Plan (2000 Plan) and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees were required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were surrendered as a part of this plan. Certain of these options had intrinsic value at the original grant date, the unvested portion of which had not been amortized to noncash compensation expense at the date surrendered. The voluntary surrender of these options resulted in a non-cash charge to compensation expense of $8.6 million during the quarter ended June 30, 2002, consisting of the remaining unamortized compensation expense related to these surrendered options. On November 15, 2002, approximately 1.0 million new options were granted to employees who remained employed by DiamondCluster. The exercise price for a majority of the options granted on November 15, 2002 was $0.76, or 25% of the fair market value of the Company’s common stock on that date.

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

Stock Options

      The Company has adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options, stock appreciation rights (“SARs”) and stock awards to officers and employees and non-qualified stock options, SARs and stock awards to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors. Under the 2000 Plan,

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.5 million shares were authorized for grant, and at March 31, 2004, approximately 6.2 million shares are still available for future grant. Under the 1998 Equity Incentive Plan (collectively, the “Stock Option Plans” or “Plans”), 28.0 million shares were authorized for grant, and at March 31, 2004, approximately 13.5 million shares were still available for future grant. All such options are for shares of common stock.

      The Stock Option Plans provide that fair market value will be determined based on the average of the closing price of a share of common stock on the NASDAQ Stock Market System for the ten trading days immediately preceding the date of grant. Options granted under the 1998 Equity Incentive Plan must have an exercise price at or above the fair market value on the date of grant. Options granted under the 2000 Plan can have an exercise price that is below the fair market value on the date of grant. Options have been granted to officers which vest incrementally, in varying percentages, on the first through fifth anniversaries of the date of grant, and expire either on the seventh anniversary of the date of grant or six months after the fifth anniversary of the date of grant for more recent grants. Options have been granted to non-officer employees which fully vest either upon the third anniversary of the date of grant and expire on the fifth anniversary of the date of grant, or which vest ratably over four years and expire either on the sixth anniversary of the date of grant or six months after the fourth anniversary of the date of grant for more recent grants. Options were also granted to employees at various times which vest over periods ranging from 18 months to 3 years from the date of grant, and which expire on the fifth anniversary of the date of grant. Non-qualified stock options vest over periods ranging from immediately to five years. The Company allocates the cost of compensatory stock options granted under APB No. 25 over the vesting period using the straight-line method. Options granted since the adoption of SFAS No. 123 are expensed pursuant to FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

      During fiscal 2004, the Company granted options to purchase 0.4 million shares of Common Stock. These options were granted to certain employees as part of the review process or to new employees who joined the Company as part of their compensation package.

      During fiscal 2003, the Company granted options to purchase 2.7 million shares of Common Stock. Approximately 0.7 million of these options were granted in connection with the stock option rehabilitation program discussed above.

      During fiscal 2002, the Company granted options to purchase 12.3 million shares of Common Stock. A portion of such options were granted in connection with the Company’s efforts to contain costs and conserve cash. Stock options were granted to certain employees in lieu of cash bonuses and as an incentive to accept salary decreases. During fiscal 2002, 1.6 million options were granted in connection with the stock option rehabilitation program discussed above.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the stock option transactions, both incentive and non-qualified, pursuant to the Plans (share amounts in thousands):

			Weighted-
	Shares		Average
	Under		Exercise Price
	Option	Range of Prices	Per Share

Balances, March 31, 2001	18,206	$0.81 to $89.95	$19.98
Granted	12,258	4.56 to 16.99	9.87
Exercised	(840)	1.21 to 15.23	6.85
Forfeited	(3,358)	2.12 to 92.90	24.06

Balances, March 31, 2002	26,266	$0.81 to $87.60	$15.46
Granted	2,730	0.56 to 13.02	5.25
Exercised	(325)	0.58 to 11.41	5.94
Forfeited	(11,510)	0.56 to 87.60	19.35

Balances, March 31, 2003	17,161	$0.76 to $60.35	$11.36
Granted	368	1.57 to 10.67	5.49
Exercised	(1,029)	0.76 to 10.82	5.00
Forfeited	(4,774)	0.76 to 60.35	12.63

Balances, March 31, 2004	11,726	$0.76 to $32.86	$11.32

      At March 31, 2002, 2003 and 2004, 6.4 million, 7.5 million and 7.2 million options were exercisable, respectively, under the Plans.

      The following table summarizes information about stock options under the Plans at March 31, 2004:

Options Outstanding				Options Exercisable

		Weighted-
	Options	Average		Options
	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Range of Exercise Prices	at 3/31/04	Contractual Life	Exercise Price	at 3/31/04	Exercise Price

$0.76 to $7.06	1,498,333	3.77	$3.26	345,160	$2.64
7.75 to 8.79	1,370,995	2.98	8.44	950,890	8.30
8.93 to 10.22	3,437,025	3.76	9.53	1,700,961	9.50
10.23 to 12.95	2,205,858	2.36	10.71	1,594,885	10.68
13.02 to 15.97	1,683,475	2.08	13.57	1,318,648	13.62
16.23 to 27.99	911,095	4.04	21.48	859,033	21.28
28.10 to 32.86	618,949	3.18	28.36	452,259	28.46

$0.76 to $32.86	11,725,730	3.16	$11.32	7,221,836	$12.62

      The weighted-average fair value of the options granted under the Stock Option Plans in 2002, 2003 and 2004, calculated using the Black-Scholes option pricing model, was $6.36, $3.29 and $2.76 respectively. The

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following assumptions were used in the Black-Scholes pricing model for options granted in 2002, 2003 and 2004:

	2002	2003	2004

Expected life (years)	0.5 to 4.0	0.1 to 4.4	0.5 to 5.5
Interest rate	2.8% to 4.4%	1.3% to 4.6%	1.5% to 2.5%
Volatility	84%	82%	68%
Dividend yield	—	—	—

Restricted Stock and Restricted Stock Units (Stock Awards)

      During fiscal year 2004, the Company granted Stock Awards to officers, employees, certain individuals who were not employees of the Company, and certain non-employee members of the Board of Directors. These Stock Awards are granted at no cost to the individual. They are subject to vesting terms at which point the Common Stock is issued if the individual holds a restricted stock unit, or the restrictions from sale of the Common Stock lapse if the individual holds restricted stock. The Company allocates the cost of stock awards on a straight-line basis over the vesting period. During fiscal 2004, the Company issued 3.3 million stock awards, the majority of which were issued to employees as part of the fiscal year 2003 review process.

      The following table summarizes information about stock awards at March 31, 2004 (share amounts in thousands):

Unvested
Stock
Awards

Balance at March 31, 2003	116
Granted at weighted average fair value of $4.03	3,267
Vested	(586)
Forfeited	(241)

Balance at March 31, 2004	2,556

(10)	Income Taxes

      The provision (benefit) for income taxes for the fiscal years ended March 31, 2002, 2003 and 2004 consisted of the following (in thousands):

	2002	2003	2004

Current:
Federal	$(3,885)	$503	$(845)
State	(464)	—	37
Foreign	3,776	570	1,462

	$(573)	$1,073	$654
Deferred:
Federal	(5,636)	11,242	—
State	(3,260)	5,689	—
Foreign	(1,579)	3,205	—

	$(10,475)	$20,136	$—

	$(11,048)	$21,209	$654

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax benefit of the employee stock option compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes credited to additional paid-in-capital was $1.5 million and $0.3 million for 2002 and 2003 respectively. No amount was credited to additional paid-in-capital for 2004.

      The total tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate of 34 percent for 2002, 2003 and 2004 to income before taxes and cumulative effect of change in accounting principle for the following reasons (in thousands):

	2002	2003	2004

Federal income taxes (benefit) at statutory rate	$(49,205)	$(115,209)	$(1,617)
Effect of non-deductible goodwill amortization/impairment and noncash compensation	37,465	94,400	2,073
Effect of investment in subsidiary write-down	—	—	(12,552)
Effect of other permanent differences	166	(4,098)	366
State income taxes, net of federal effect	(2,457)	—	24
Foreign tax rate differential	(941)	103	(4,434)
Change in valuation allowance for deferred tax assets	3,924	46,013	16,794

	$(11,048)	$21,209	$654

      The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2003 and 2004 are presented below (in thousands):

	2003	2004

Deferred tax assets attributable to:
Net operating loss carryforward	$33,052	$51,569
Foreign tax credit carryforward	4,402	4,416
Reserves and allowances	6,832	5,857
Goodwill	2,546	2,315
Depreciation	407	675
Capital loss carryforward	3,305	3,305

Total gross deferred tax assets	50,544	68,137
Less valuation allowance	(50,235)	(67,029)

Net deferred tax assets	309	1,108
Deferred tax liabilities attributable to:
Other	309	1,108

Total deferred tax liabilities	309	1,108

Net deferred income taxes	$—	$—

      During 2003, the Company recorded a non-cash charge of $46.0 million to increase the valuation allowance against net Federal, state and foreign deferred tax assets. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both negative and positive evidence when determining the need for a valuation allowance. Management concluded that the Company’s losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net Federal, state and foreign deferred tax assets under SFAS No. 109. As of March 31, 2004, the Company has a full valuation allowance on its net deferred tax assets.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2004, the Company has net operating loss carryfowards for federal income tax purposes of approximately $42.6 million, which are available to offset future federal taxable income through 2023. The Company also has net operating loss carryforwards for state income tax purposes of approximately $75.3 million, which may be used to offset future state taxable income. The expiration of these loss carryforwards ranges between one and nineteen years. In addition, the Company has foreign net operating loss carryforwards of approximately $97.6 million, of which approximately $82.0 million expire through 2019, and the remainder may be carried forward indefinitely. The Company has foreign tax credit carryforwards of approximately $4.4 million, $3.0 million of which expire in 2007 and the remainder expiring through 2011.

      The Company made net cash payments for income taxes in 2002, 2003 and 2004 of $7.3 million, $3.0 million and $3.1 million, respectively.

(11)	Geographic Data

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

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets (in thousands):

	2002	2003	2004

Net revenues:
North America	$103,098	$79,278	$93,602
Europe	59,036	50,017	58,861
All other countries	19,081	3,679	2,322

Total net revenues	$181,215	$132,974	$154,785

Long-lived assets (as of March 31):
North America	$22,884	$7,920	$4,271
Europe	230,482	3,895	2,682
All other countries	1,351	436	249

Total long-lived assets	$254,717	$12,251	$7,202

      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services.

(12)	Benefit Plans

401(k) Plan

      The Company has a defined contribution plan covering all of its North American employees. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company may elect to make contributions to this plan but to date has not done so.

(13)	Foreign Exchange Risk Management

Objectives and Context

      The Company operates internationally; therefore its earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the euro, the British pound sterling and the Brazilian real.

      Management believes it is prudent to minimize the variability caused by foreign currency fluctuations. Management attempts to minimize foreign currency risk by pricing contracts in the respective local country’s functional currency and by using derivative instruments when necessary. The Company’s financial management continually monitors foreign currency fluctuations and the use of derivative instruments. The Company does not use derivative instruments for purposes other than hedging net investments in foreign subsidiaries.

Strategies

      International revenues are generated primarily from sales of services in various countries and are typically denominated in the local currency of each country, most of which now use the euro. The Company’s foreign subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. As a result, management does not believe that its financial position is significantly exposed to foreign currency fluctuations from foreign currency-denominated receivables and payables or forecasted service transactions.

      DiamondCluster has net investments in foreign operations located throughout Europe and Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/ U.S. dollar forward contracts. These contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income (loss). At March 31, 2002, the Company had one euro/U.S. dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its euro/U.S. dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. As of March 31, 2004 and 2003, there were no open euro/U.S. dollar or other foreign currency contracts outstanding.

(14)	Related Party Transactions

      It is the Company’s policy to reimburse the business use of private airplanes in connection with Company business in order to minimize the time spent by employees traveling to client sites, provided the cost of such travel is at or below prevailing market rates for private or chartered aircrafts. During the fiscal year ended March 31, 2004, in accordance with this policy, the Company reimbursed the chief executive officer of the Company $200 thousand for business-related travel on an airplane he owned.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Quarterly Financial Information (Unaudited)

      The following table presents the unaudited quarterly financial information for fiscal 2003 and 2004 (in thousands, except per share amounts):

	Quarter Ended

	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2003
Revenue before out-of-pocket expense reimbursements (net revenue)	$38,327	$38,107	$30,077	$26,463
Total revenue (including out-of-pocket expense reimbursements)	43,793	44,692	33,528	30,292
Loss from operations	(26,510)	(35,056)	(25,792)	(110,774)
Loss before income taxes and the cumulative effect of change in accounting principle	(26,809)	(35,132)	(25,455)	(110,592)
Cumulative effect of change in accounting principle	(140,864)	—	—	—
Net loss	(165,758)	(27,755)	(20,917)	(145,631)
Basic loss per share	$(5.21)	$(0.89)	$(0.67)	$(4.59)
Diluted loss per share	$(5.21)	$(0.89)	$(0.67)	$(4.59)

Year Ended March 31, 2004
Revenue before out-of-pocket expense reimbursements (net revenue)	$34,030	$38,213	$39,510	$43,032
Total revenue (including out-of-pocket expense reimbursements)	39,217	43,366	44,790	49,741
Income (loss) from operations	(9,944)	738	1,061	2,351
Income (loss) before income taxes	(9,542)	951	1,350	2,484
Net income (loss)	(10,053)	461	980	3,201
Basic income (loss) per share	$(0.31)	$0.01	$0.03	$0.10
Diluted income (loss) per share	$(0.31)	$0.01	$0.03	$0.09

      Quarterly income (loss) per share amounts are calculated independently and may not sum to the full year totals due to rounding and changes in shares outstanding.

INDEPENDENT AUDITORS’ REPORT

The Stockholders Board of Directors

DiamondCluster International, Inc.:

      We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries as of March 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

April 25, 2004

S-1

DIAMONDCLUSTER INTERNATIONAL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

	(Amounts in thousands)
For the Year Ended March 31, 2004:
Deducted from accounts receivable for uncollectible accounts	$1,597	$413	$360	$1,650
For the Year Ended March 31, 2003:
Deducted from accounts receivable for uncollectible accounts	$1,089	$3,324	$2,816	$1,597
For the Year Ended March 31, 2002:
Deducted from accounts receivable for uncollectible accounts	$2,028	$1,810	$2,749	$1,089

See accompanying independent auditors’ report.

S-2