Form 10-K/A
period 2004-03-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2004-06-18
CIK 924940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-22125

DiamondCluster International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 875 N. Michigan Avenue, Suite 3000 Chicago, Illinois (Address of Principal Executive Offices)	36-4069408 (I.R.S. Employer Identification No.) 60611 (Zip Code)

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

     As of May 31, 2004, there were 34,629,363 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

The undersigned Registrant (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (“fiscal 2004”) as follows:

1.	Revising on the cover page the number of shares of Common Stock of the Registrant outstanding as of May 31, 2004 from 39,188,037 shares, as originally filed, to 34,629,363 shares of Common Stock, as amended hereby. The revised number reflects the amount of shares outstanding on such date exclusive of treasury shares.

2.	Deleting in its entirety Exhibit 23 and substituting in lieu thereof the “Independent Auditors’ Consent” set forth below to reflect the correction by the auditor of the date thereof from April 25, 2004 to June 10, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.
By:	/S/ MELVYN E. BERGSTEIN
Melvyn E. Bergstein
Chairman and Chief Executive Officer

Signature	Title	Date

/S/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Chairman and Chief Executive Officer (Principal Executive Officer)	June 14, 2004
/S/ KARL E. BUPP Karl E. Bupp	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 14, 2004
/S/ ADAM J. GUTSTEIN Adam J. Gutstein	President, Managing Director – Europe and Latin America, and Director	June 14, 2004
John J. Sviokla*	Vice Chairman and Director	June 14, 2004
Edward R. Anderson*	Director	June 14, 2004
Donald R. Caldwell*	Director	June 14, 2004
Mark L. Gordon*	Director	June 14, 2004
Alan C. Kay*	Director	June 14, 2004
Michael E. Mikolajczyk*	Director	June 14, 2004
Javier Rubio*	Director	June 14, 2004
Pauline A. Schneider*	Director	June 14, 2004
Samuel K. Skinner*	Director	June 14, 2004

*Signed pursuant to the power of attorney granted to Melvyn Bergstein and William McClayton on June 7, 2004, as set forth on the signature page to the Company’s Registration Statement on Form 10-K for its fiscal year ending March 31, 2004, filed June 10, 2004.