Form 10-Q
period 2004-06-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2004-08-06
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

      As of July 31, 2004, there were 34,370,497 shares of Common Stock of the Registrant outstanding.

DIAMONDCLUSTER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2004

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	June 30,
	2004	2004

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,304	$72,701
Accounts receivable, net of allowance of $1,650 and $1,421 as of March 31 and June 30, 2004, respectively	23,219	29,085
Income taxes receivable	569	349
Prepaid expenses	10,373	6,748

Total current assets	115,465	108,883
Computers, equipment, leasehold improvements and software, net	6,473	5,897
Other assets	729	686

Total assets	$122,667	$115,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,250	$4,974
Accrued compensation	5,749	1,612
Deferred revenue	1,380	956
Restructuring accruals, current portion	3,528	3,347
Other accrued liabilities	18,973	15,218

Total current liabilities	35,880	26,107
Restructuring accruals, less current portion	6,000	5,200

Total liabilities	41,880	31,307

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 38,683 and 39,079 shares issued as of March 31 and June 30, 2004, respectively	39	39
Additional paid-in capital	624,682	627,888
Stock-based compensation	(6,324)	(5,289)
Accumulated other comprehensive income	2,858	2,273
Accumulated deficit	(479,332)	(475,891)

	141,923	149,020
Less Common Stock in treasury, at cost, 4,336 and 4,725 shares held at March 31, 2004 and June 30, 2004, respectively	(61,136)	(64,861)

Total stockholders’ equity	80,787	84,159

Total liabilities and stockholders’ equity	$122,667	$115,466

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months
	ended June 30,

	2003	2004

	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$34,030	$44,865
Reimbursable expenses	5,187	6,686

Total revenue	39,217	51,551
Operating expenses:
Project personnel costs before reimbursable expenses	23,013	27,766
Reimbursable expenses	5,187	6,686

Total project personnel expenses	28,200	34,452
Professional development and recruiting	709	1,312
Marketing and sales	523	786
Management and administrative support	9,475	8,195
Stock-based compensation*	6,021	3,521
Restructuring charge	4,233	—

Total operating expenses	49,161	48,266

Income (loss) from operations	(9,944)	3,285
Other income, net	402	315

Income (loss) before taxes	(9,542)	3,600
Income tax expense	511	159

Net income (loss)	(10,053)	3,441
Foreign currency translation adjustments	673	(441)
Unrealized loss on investment	—	(144)

Comprehensive income (loss)	$(9,380)	$2,856

Basic net income (loss) per share of common stock	(0.31)	0.10
Diluted net income (loss) per share of common stock	(0.31)	0.10
Shares used in computing basic net income (loss) per share of common stock	32,046	33,385
Shares used in computing diluted net income (loss) per share of common stock	32,046	35,299

*	If stock-based compensation expense had been distributed to the operating expense line items below, the allocation would be as follows:

	For the Three Months
	ended June 30,

	2003	2004

Project personnel expenses	$5,687	$3,155
Professional development and recruiting	25	27
Marketing and sales	34	48
Management and administrative support	275	291

Total stock-based compensation	$6,021	$3,521

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	ended June 30,

	2003	2004

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(10,053)	$3,441
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Restructuring charge	4,233	—
Depreciation and amortization	1,219	875
Write-down of net book value of computers, equipment, leasehold improvements and software, net	163	16
Stock-based compensation	6,021	3,521
Tax benefits from employee stock plans	133	42
Changes in assets and liabilities:
Accounts receivable	(6,636)	(6,055)
Prepaid expenses and other	(508)	3,576
Accounts payable	1,051	(1,216)
Restructuring accrual	(2,961)	(982)
Other assets and liabilities	(3,521)	(8,440)

Net cash used in operating activities	(10,859)	(5,222)

Cash flows from investing activities:
Capital expenditures, net	(55)	(345)
Other assets	416	54

Net cash provided by (used in) investing activities	361	(291)

Cash flows from financing activities:
Common stock issued, net	2,660	678
Purchase of treasury stock	—	(3,725)

Net cash provided by (used in) financing activities	2,660	(3,047)

Effect of exchange rate changes on cash	147	(43)

Net decrease in cash and cash equivalents	(7,691)	(8,603)
Cash and cash equivalents at beginning of period	75,328	81,304

Cash and cash equivalents at end of period	$67,637	$72,701

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$6
Cash paid during the period for income taxes	831	266

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Basis of Reporting

      The accompanying unaudited interim condensed consolidated financial statements include the accounts of DiamondCluster International, Inc., formerly Diamond Technology Partners Incorporated, and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed. The consolidated results of operations for the three months ended June 30, 2004 are not necessarily indicative of results for the full fiscal year.

B.     Stock-based Compensation

      The Company has adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options, stock appreciation rights (“SARs”) and stock awards to officers and employees and non-qualified stock options, SARs and stock awards to certain persons who were not employees on the date of grant, including non-employee members of the Company’s Board of Directors.

      Effective April 1, 2003, the Company adopted the fair value-based recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” in accounting for stock awards to officers and other employees. Under the recognition provisions of SFAS No. 123, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company elected the prospective method of transition as described in SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure,” which applies the recognition provisions to all employee awards granted, modified or settled on or after April 1, 2003, in accounting for employee stock-based compensation. Awards that were outstanding as of March 31, 2003, if not subsequently modified, continue to be accounted for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option’s exercise price, and is recognized over the vesting period. The Company applies SFAS No. 123 in accounting for all stock awards issued to individuals or groups other than employees. Compensation expense for restricted stock and restricted stock units (“RSUs”) is measured based on the number of shares granted and the stock price at the grant date and is recognized over the required service period.

      Had compensation expense on options granted prior to April 1, 2003 been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company’s net

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) and basic and diluted net earnings (loss) per share would have been equal to the pro forma amounts indicated below (in thousands):

	Three Months
	Ended June 30,

	2003	2004

Net income (loss):
As reported	$(10,053)	$3,441
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(1)	6,107	3,521
Add (deduct): Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects(2)	5,053	(3,953)

Pro forma	$1,107	$3,009

Basic and diluted net income (loss) per share:
As reported	$(0.31)	$0.10
Pro forma(3)	$0.03	$0.09

(1)	In the three month period ended June 30, 2003, this amount includes $0.1 million of compensation expense related to restricted stock that was recorded as part of the restructuring charge expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)	As a result of the reversal of compensation expense related to stock option forfeitures during the three month period ended June 30, 2003, this amount results in net stock-based employee compensation income.

(3)	The pro forma basic and diluted net income per share is $0.03 and $0.09 per share for the three months ended June 30, 2003 and 2004, respectively.

C.     Net Income (Loss) Per Share

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net income (loss) per share for the three months ended June 30, 2003 and 2004:

	Three Months
	Ended June 30,

	2003	2004

Shares used in computing basic net income (loss) per share	32,046	33,385
Dilutive effect of stock options and restricted stock/units	—	1,914

Shares used in computing diluted net income (loss) per share	32,046	35,299

Antidilutive securities not included in dilutive net income (loss) per share calculation	14,142	8,370

Dilutive securities not included in dilutive net income (loss) per share due to loss	13	—

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.     Restructuring Charges

      As a result of management’s plan to better align the Company’s operating infrastructure with anticipated levels of business in fiscal 2004 and beyond, the Company restructured its workforce and operations in fiscal years 2002, 2003 and 2004.

Fiscal Year 2004 Restructuring Charges

      In the first quarter of fiscal year 2004, the Company recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003 and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. In connection with the restructuring plan implemented in June 2003, the Company recorded a restructuring charge of $2.5 million ($1.5 million on an after-tax basis, or $0.05 per share), consisting solely of severance and related expenses. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and Latin America region, resulting in the termination of approximately 30 employees, none of whom were still employed by the Company as of June 30, 2004. Of the total employees severed, 40% were project personnel and 60% were operational personnel.

      The total cash outlay for the restructuring plan announced in June 2003 was $2.3 million. The remaining $0.1 million of restructuring costs consisted of non-cash charges related to equity grants issued in connection with certain severance agreements. In March 2004, the Company adjusted the remaining restructuring accrual balance for $0.1 million which represented the excess of the accrual estimate over actual expense. The Company does not expect any further activity related to the June 2003 restructuring charge.

Fiscal Year 2003 Restructuring Charges

      In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million ($5.4 million on an after-tax basis, or $0.17 per share). The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, none of whom were still employed by the Company as of June 30, 2004. Of the total employees severed, 79% were project personnel and 21% were operational personnel.

      The total cash outlay for the restructuring announced in December 2002 was $7.3 million. The remaining $0.9 million of restructuring costs consisted of non-cash charges primarily related to non-cash severance items and the write-down of certain assets to their estimated net realizable value. In March 2004, the Company adjusted the remaining restructuring accrual balance for $0.2 million which represented the excess of the accrual estimate over actual expense. The Company does not expect any further activity related to the December 2002 restructuring charge.

      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million ($12.8 million on an after-tax basis or $0.41 per share). In June 2003, the Company adjusted this charge and recognized $1.7 million of additional expense to reflect a change in the estimate of future sublease income related to contractual lease obligations, bringing the total restructuring charge to $22.2 million ($14.5 million on an after-tax basis). The $22.2 million charge consisted of $13.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vacated, attorney fees and related costs to sublet the vacated office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of June 30, 2004. Of the total employees severed, 60% were project personnel and 40% were operational personnel.

      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $19.7 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of June 30, 2004, $12.0 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to this accrual are expected to be made through July 2012.

Fiscal Year 2002 Restructuring Charges

      In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis, or $0.31 per share). In September 2002, the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group which helped build and operate e-business ventures for the Company’s clients. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of June 30, 2004. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

      The total cash outlay for the restructuring announced in December 2001 was $13.2 million. The remaining $2.7 million of restructuring costs consisted of non-cash charges primarily for the write-off of leasehold improvements and other related costs for the facilities being downsized, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of June 30, 2004, $13.2 million of cash had been expended for this initiative, primarily related to severance and related costs. The Company does not expect any further activity related to the December 2001 restructuring charge.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major components of the restructuring charges are summarized as follows (amounts in thousands):

	Restructuring Charge for the Quarter Ended								Accrual Reduction		Other

												Remaining
	December 2001		September 2002		December 2002		June 2003		Utilized		Currency	Accrual
											Translation	Balance as of
Description	Charge	Adj(1)	Charge	Adj(2)	Charge	Adj(3)	Charge	Adj(3)	Cash	Non-cash	Adjustments	6/30/2004

Severance and related costs	$10,847	$53	$5,638	$—	$7,761	$(89)	$2,497	$(43)	$24,195	$2,512	$43	$—
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	397	(91)	—	(35)	7,980	1,567	721	8,347
Write-off of property, plant, equipment and leases	1,606	375	2,714	—	251	—	—	—	2,630	2,116	—	200

	$15,542	$400	$20,457	$1,736	$8,409	$(180)	$2,497	$(78)	$34,805	$6,195	$764	$8,547

(1)	Adjustment was recorded in September 2002.
(2)	Adjustment was recorded in June 2003.
(3)	Adjustment was recorded in March 2004.

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

E.     Geographic Data

      The Company operates only in one segment, providing consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the condensed consolidated statements of operations and the condensed consolidated balance sheets (in thousands):

	Three Months
	Ended June 30,

	2003	2004

Net revenues:
North America	$20,865	$27,293
Europe	12,638	17,275
All other countries	527	297

Total net revenues	$34,030	$44,865

	March 31,	June 30,
	2004	2004

Long-lived assets:
North America	$4,271	$3,878
Europe	2,682	2,380
All other countries	249	325

Total long-lived assets	$7,202	$6,583

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services.

F.     Foreign Exchange Risk Management

Objectives and Context

      The Company operates internationally and therefore its earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted service transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the euro, the British pound sterling and the Brazilian real.

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

      The Company has net investments in foreign operations located throughout Europe and in Latin America. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its euro exposures through the use of euro/ U.S. dollar forward contracts. When utilized, these contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and have been reflected in the cumulative translation adjustment account and included as a component of other comprehensive income (loss). As of June 30, 2003 and 2004 and for the three month periods then ended, there were no open euro/ U.S. dollar or other foreign currency contracts outstanding.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” below. We use the terms “we,” “our,” “us” and “the Company” in this report to refer to DiamondCluster International, Inc. and its wholly-owned subsidiaries.

Overview

      We are a premier global management consulting firm that helps leading organizations worldwide to understand and leverage technology to reduce costs, incorporate flexibility into their businesses, address changing regulations and markets, improve operations, and grow their business. We work collaboratively with our clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. During the quarter ended June 30, 2004, we generated net revenue of $44.9 million from 79 clients. At June 30, 2004, we employed 487 consultants and had nine offices in North America, Europe and Latin America, which included Barcelona, Chicago, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, and São Paulo.

      Our revenue is driven by our ability to secure new client engagements, maintain existing client engagements and develop and implement solutions that add value to our clients. Our revenue is comprised of professional fees for services rendered to our clients plus reimbursable expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement agreement. We bill our clients for these services on either a monthly or semi-monthly basis in accordance with the terms of the client engagement agreement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may not be able to bill for those services until a later date. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. We also set aside a portion of the revenue from each client engagement to cover the estimated costs that are likely to be incurred subsequent to targeted project completion. This portion of the project revenue is reflected in deferred revenue and is calculated based on our historical experience. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

      We have had five consecutive quarters of net revenue growth resulting from a growth in the demand for our services. Net revenue for the first quarter of fiscal year 2005 increased 4% compared to the fourth quarter of fiscal year 2004, and 32% compared to the first quarter of the prior fiscal year. Our annualized net revenue per professional was $371 thousand for the first quarter of fiscal year 2005, compared to $367 thousand in the fourth quarter of fiscal year 2004, and $267 thousand in the first quarter of fiscal year 2004. Our utilization rate for the first quarter of fiscal year 2005 was 65% which was the same as the fourth quarter of fiscal year 2004 and the first quarter of the prior fiscal year. We estimate that our net revenue for the second quarter of fiscal year 2005 will be in the range of $46 million to $48 million. For the full fiscal year, we are expecting net revenue in the range of $189 million to $198 million.

      We generate revenue in many different countries throughout the world and our revenues are denominated in multiple currencies, including the U.S. dollar, the euro, the British pound sterling and the Brazilian real. As such, our revenues and expenses may be significantly impacted by fluctuations in foreign currency exchange rates. Assuming constant foreign currency translation rates, net revenue for the quarter ended June 30, 2004 would have increased 6% compared to the fourth quarter of fiscal year 2004 and 29% compared to the first quarter of the prior fiscal year.

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

      The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, incentive compensation, and related benefits associated with professional staff. Other expenses included in project personnel costs are travel, subcontracting, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and net revenue to be an important measure of our operating performance. The relationship between project personnel expenses and net revenue, or gross margin, is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the non-billable costs associated with securing new client engagements and developing new service offerings. Gross margin increased $2.2 million, or 14.7%, in the first quarter of fiscal year 2005 compared to the fourth quarter of fiscal year 2004, and increased $6.0 million, or 55.2%, compared to the first quarter of fiscal year 2004.

      Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space), and other administrative support for project personnel. Income from operations in the quarter ended June 30, 2004 increased $0.9 million, or 39.7%, compared to the fourth quarter of fiscal year 2004, and increased $13.3 million compared to the loss from operations reported in the first quarter of fiscal year 2004.

      As with revenues, the strengthening of foreign currencies relative to the U.S. dollar over the last several quarters has increased our expenses. The increases in both revenues and expenses as a result of foreign currency translation have had an immaterial impact on net income.

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

      Our net cash used in operations for the first quarter of fiscal year 2005 was $5.2 million, which included $5.7 million of bonus payments accrued throughout fiscal year 2004 and an increase in accounts receivable of $6.1 million.

Disclosure Regarding Forward Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations, results of

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

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

      For a more detailed discussion of these factors, see Exhibit 99.1 to this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004. We undertake no obligation to update or revise any forward-looking statements.

Critical Accounting Policies and Estimates

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For a description of the significant accounting policies which we believe are the most critical to aid in understanding and evaluating our reported financial position and results, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

      The following table sets forth for the periods indicated, selected statements of operations data (dollar amounts in thousands):

	For the Three Months Ended June 30,

		% of		% of	Increase/(Decrease)
		Net		Net
	2003	Revenue	2004	Revenue	$	%

Revenue:
Net revenue	$34,030	100%	$44,865	100%	$10,835	32%
Reimbursable expenses	5,187	15	6,686	15	1,499	29

Total revenue	39,217	115	51,551	115	12,334	31
Operating expenses:
Project personnel costs before reimbursable expenses	23,013	68	27,766	62	4,753	21
Reimbursable expenses	5,187	15	6,686	15	1,499	29

Total project personnel costs	28,200	83	34,452	77	6,252	22
Professional development and recruiting	709	2	1,312	3	603	85
Marketing and sales	523	1	786	2	263	50
Management and administrative support	9,475	28	8,195	18	(1,280)	(14)
Stock-based compensation	6,021	18	3,521	8	(2,500)	(42)
Restructuring charges	4,233	12	—	—	(4,233)	100

Total operating expenses	49,161	144	48,266	108	(895)	(2)

Income (loss) from operations	(9,944)	(29)	3,285	7	13,229	133
Other income, net	402	1	315	1	(87)	(22)

Income (loss) before taxes	(9,542)	(28)	3,600	8	13,142	138
Income tax expense	511	2	159	—	(352)	(69)

Net income (loss)	$(10,053)	(30)%	$3,441	8%	$13,494	134%

Revenue

      On a consolidated basis, net revenue increased $10.8 million during the quarter ended June 30, 2004 as compared to the same period in the prior year. This increase is primarily due to an improvement in the environment for our services over the past five quarters. We served 79 clients during quarter ended June 30, 2004 as compared to 66 clients during the same period in the prior year. Our annualized revenue per professional for the first quarter of fiscal year 2005 increased to $371 thousand compared to $267 thousand in the first quarter of the previous fiscal year due to this revenue growth, the favorable effects of changes in foreign currency exchange rates, and rate increases. Revenue from new clients accounted for 9% of revenue during the quarter ended June 30, 2004, compared to 5% during the same period in the prior year. The term “new clients” is defined as clients that generated revenue in the current period but were absent from the prior period.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Expenses

Project Personnel Costs

      Project personnel costs before reimbursable expenses increased $4.8 million during the quarter ended June 30, 2004 as compared to the same period of the prior year. The increase in project personnel costs is primarily due to increases in practice headcount and practice personnel compensation, which included a bonus accrual during the quarter ended June 30, 2004. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased from 68% during the quarter ended June 30, 2003 to 62% during the quarter ended June 30, 2004 due to an increase in revenues resulting from additional project personnel and higher realized rates, which more than offset the increase in compensation costs. Our global utilization remained flat at 65% during the quarters ended June 30, 2003 and 2004, within our target range of 65% to 70%. Annualized voluntary attrition decreased to 21% for the quarter ended June 30, 2004, compared to 32% for the same period in the prior year.

Professional Development and Recruiting

      Professional development and recruiting expenses increased $0.6 million during the quarter ended June 30, 2004 as compared to the same period in the prior year. The increase is primarily due to our increased campus and experienced recruiting initiatives as well as increases in our level of training conduct expenditures.

Marketing and Sales

      Marketing and sales expenses increased $0.3 million during the quarter ended June 30, 2004 as compared to the same period in the prior year. The increase was primarily due to increases in marketing personnel and expenditures related to the Company’s executive learning forums, known as the Exchange.

Management and Administrative Support

      Management and administrative support expenses decreased $1.3 million during the quarter ended June 30, 2004 as compared to the same period in the prior year. The decrease is due to decreases in information technology expenditures and the downsizing of three international offices in the fourth quarter of fiscal year 2004.

Stock-based Compensation

      Stock-based compensation expense decreased $2.5 million during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Stock-based compensation expense includes amortization of the fair value of employee stock awards granted or modified on or after April 1, 2003 calculated under the fair value method of SFAS No. 123. It also includes amortization of stock-based compensation resulting largely from the issuance of stock and stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition in November, 2000, as well as from awards of restricted stock and restricted stock units. In all cases, stock-based compensation is earned over the service period and is contingent on the continued employment of these employees. The decrease in stock-based compensation expense is primarily due to amortization of restricted stock granted in connection with the Cluster acquisition in the quarter ended June 30, 2003, and which was fully amortized as of that date.

Restructuring Charges

      Restructuring charge expense was $4.2 million during the quarter ended June 30, 2003 and zero during the quarter ended June 30, 2004. In the first quarter of fiscal year 2004, the Company recorded a restructuring charge of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003 and

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. In connection with the restructuring plan implemented in June 2003, the Company recorded a restructuring charge of $2.5 million ($1.5 million on an after-tax basis, or $0.05 per share), consisting solely of severance and related expenses. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and Latin America region, resulting in the termination of approximately 30 employees, none of whom were still employed by the Company as of June 30, 2004. Of the total employees severed, 40% were project personnel and 60% were operational personnel.

Income Tax Expense

      Income tax expense decreased $0.4 million during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The income tax expense recorded in the quarter ended June 30, 2004 was related to income earned in jurisdictions where we do not have available loss carryforwards, or where loss carryforwards are limited. The income tax expense recorded in the quarter ended June 30, 2003 was principally related to income earned in profitable international jurisdictions where we do not have available loss carryforwards. The decrease was due to a change in the mix of earnings among the jurisdictions in which we operate. We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. As of June 30, 2004, the valuation allowance against deferred tax assets was $66.9 million and covered the full amount of our net federal, state and international deferred tax assets.

Liquidity and Capital Resources

      The following table describes our liquidity and financial position on June 30, 2003 and 2004:

	June 30,

	2003	2004

	(in millions)
Working capital	$69.4	$82.8
Cash and cash equivalents	$67.6	$72.7
Unutilized bank credit facilities	$9.1	$9.2
Stockholders’ equity	$71.8	$84.2

      We maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.5%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of June 30, 2004, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flow from Operating Activities

      During the quarter ended June 30, 2004, net cash used in operating activities was $5.2 million. This primarily resulted from the following:

•	Net income of $3.4 million which includes non-cash charges aggregating $4.5 million that must be excluded to arrive at cash flows from operating activities. The principal non-cash charges are stock-based compensation ($3.5 million) and depreciation and amortization ($0.9 million).

•	Changes in assets and liabilities that result from operating activities are also considered in arriving at cash flows from operations. Cash flows from operating activities was reduced by $13.1 million as a result of increases in accounts receivable ($6.1 million), employee bonus payments made during the first quarter ($5.7 million), decreases in accounts payable ($1.2 million), and cash outflows to reduce the restructuring accrual ($1.0 million), which included payments under contractual lease obligations, and decreases in other assets and liabilities, net ($2.7 million). These operating cash uses were offset by the decrease in prepaid expenses and other current assets ($3.6 million), primarily related to a decrease in VAT receivables.

      Our billings for the quarter ended June 30, 2004 totaled $53.6 million compared to $40.7 million for the quarter ended June 30, 2003. These amounts include value added tax (“VAT”) (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $30.5 million at June 30, 2004 represented 51 days of billings for the quarter ended June 30, 2004. This compares to a gross receivable balance of $24.8 million at June 30, 2003 representing 55 days of billings for the quarter ended June 30, 2003.

Cash Flow from Investing Activities

      Cash used in investing activities was $0.3 million for the quarter ended June 30, 2004. Cash used in investing activities resulted primarily from capital expenditures, partially offset by cash provided from other assets resulting from the collection of certain employee notes receivable.

Cash Flow from Financing Activities

      Cash used in financing activities was $3.0 million for the quarter ended June 30, 2004 resulting from the repurchase of DiamondCluster common stock in the amount of $3.7 million, less $1.8 million in proceeds from the issuance of common stock in connection with the Employee Stock Purchase Plan and option exercises offset by $1.1 million for employee shares withheld for tax purposes.

      The Board of Directors (the “Board”) has authorized the repurchase of the Company’s common stock through open market or in privately negotiated transactions. During the quarter ended June 30, 2004, we repurchased 0.4 million shares at an average price of $9.42. As of June 30, 2004, the number of shares available for repurchase under the Board authorization was 1.3 million. Through June 30, 2004, the number of shares purchased under this authorization was 4.7 million shares at an aggregate cost of $64.9 million.

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

Foreign Currency Risk

      This information is set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the three months ended June 30, 2004.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to recent legislation and related regulations, we reviewed our disclosure controls and procedures. We also established a disclosure committee which consists of certain members of our senior management including the Chief Administrative Officer, the Chief Financial Officer, and the General Counsel. The Chairman and Chief Executive Officer, the Chief Administrative Officer and the Chief Financial Officer of DiamondCluster International, Inc. (its principal executive officer and principal financial officers, respectively) have concluded, based on their evaluations as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

      There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIAMONDCLUSTER INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1.

      None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The Company’s Board of Directors authorized the repurchase of up to six million shares of DiamondCluster’s common stock as part of an existing stock repurchase program, with one million shares authorized on October 16, 1998, two million shares authorized on March 1, 2001, and three million shares authorized for repurchase on June 24, 2002. During the quarter ended June 30, 2004, we repurchased 0.4 million shares of the Company’s common stock at an average price per share of $9.42 in the following months:

	Issuer Purchases of Equity Securities

			Total Number of Shares	Remaining Number of Shares
	Total Number of	Average Price	Purchased as Part of	That May be Purchased
Period	Shares Purchased	Paid per Share	Publicly Announced Plans	Under the Plan

April 1, 2004 — April 30, 2004	—	$—	—	1,664,026
May 1, 2004 — May 31, 2004	222,700	$9.39	222,700	1,441,326
June 1, 2004 — June 30, 2004	172,800	$9.46	172,800	1,268,526

Items 3 – 5.

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Risk Factors

      (b) Reports on Form 8-K

      Form 8-K dated July 29, 2004.

*	filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.

Date: August 5, 2004	By: /s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: August 5, 2004	By: /s/ KARL E. BUPP Karl E. Bupp Vice President, Chief Financial Officer and Treasurer