Form 10-Q
period 2004-09-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2004-11-05
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

      As of October 31, 2004, there were 34,191,509 shares of Common Stock of the Registrant outstanding.

DIAMONDCLUSTER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

DIAMOND CLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	September 30,
	2004	2004

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,304	$86,962
Accounts receivable, net of allowance of $1,650 and $1,197 as of March 31 and September 30, 2004, respectively	23,219	21,365
Income taxes receivable	569	568
Prepaid expenses and other current assets	10,373	6,854

Total current assets	115,465	115,749
Computers, equipment, leasehold improvements and software, net	6,473	5,616
Other assets	729	676

Total assets	$122,667	$122,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,250	$4,779
Accrued compensation	5,749	5,305
Deferred revenue	1,380	937
Restructuring accruals, current portion	3,528	3,300
Other accrued liabilities	18,973	15,066

Total current liabilities	35,880	29,387
Restructuring accruals, less current portion	6,000	4,542

Total liabilities	41,880	33,929

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 38,683 and 39,492 shares issued as of March 31 and September 30, 2004, respectively	39	39
Additional paid-in capital	624,682	633,342
Stock-based compensation	(6,324)	(4,323)
Accumulated other comprehensive income	2,858	2,484
Accumulated deficit	(479,332)	(471,771)

	141,923	159,771
Less Common Stock in treasury, at cost, 4,336 and 5,354 shares held at March 31 and September 30, 2004, respectively	(61,136)	(71,659)

Total stockholders’ equity	80,787	88,112

Total liabilities and stockholders’ equity	$122,667	$122,041

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	ended September 30,		ended September 30,

	2003	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$38,213	$46,116	$72,243	$90,981
Reimbursable expenses	5,153	6,382	10,340	13,068

Total revenue	43,366	52,498	82,583	104,049
Operating expenses:
Project personnel costs before reimbursable expenses	25,355	27,933	48,368	55,699
Reimbursable expenses	5,153	6,382	10,340	13,068

Total project personnel expenses	30,508	34,315	58,708	68,767
Professional development and recruiting	1,132	1,619	1,841	2,931
Marketing and sales	752	589	1,275	1,375
Management and administrative support	7,954	8,305	17,429	16,500
Stock-based compensation*	2,282	3,476	8,303	6,997
Restructuring charge	—	—	4,233	—

Total operating expenses	42,628	48,304	91,789	96,570

Income (loss) from operations	738	4,194	(9,206)	7,479
Other income, net	213	263	615	578

Income (loss) before taxes	951	4,457	(8,591)	8,057
Income tax expense	490	337	1,001	496

Net income (loss)	461	4,120	(9,592)	7,561
Foreign currency translation adjustments	(215)	289	458	(151)
Unrealized loss on investment	—	(79)	—	(223)

Comprehensive income (loss)	$246	$4,330	$(9,134)	$7,187

Basic net income (loss) per share of common stock	$0.01	$0.12	$(0.30)	$0.23
Diluted net income (loss) per share of common stock	$0.01	$0.12	$(0.30)	$0.21
Shares used in computing basic net income (loss) per share of common stock	32,440	33,421	32,244	33,403
Shares used in computing diluted net income (loss) per share of common stock	33,892	35,253	32,244	35,349

*	If stock-based compensation expense had been distributed to the operating expense line items below, the allocation would be as follows:

	For the Three Months		For the Six Months
	ended September 30,		ended September 30,

	2003	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Project personnel expenses	$2,042	$3,045	$7,729	$6,200
Professional development and recruiting	20	34	45	61
Marketing and sales	20	53	54	101
Management and administrative support	200	344	475	635

Total stock-based compensation	$2,282	$3,476	$8,303	$6,997

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	ended September 30,

	2003	2004

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(9,592)	$7,561
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restructuring charge	4,233	—
Depreciation and amortization	2,387	1,684
Write-down of net book value of computers, equipment, leasehold improvements and software, net	344	31
Stock-based compensation	8,303	6,997
Tax benefits from employee stock plans	226	133
Changes in assets and liabilities:
Accounts receivable	(6,723)	2,002
Prepaid expenses and other	(971)	3,679
Accounts payable	825	(1,521)
Restructuring accrual	(6,697)	(1,686)
Other assets and liabilities	3,715	(5,570)

Net cash provided by (used in) operating activities	(3,950)	13,310

Cash flows from investing activities:
Capital expenditures, net	(344)	(813)
Other assets	635	91

Net cash provided by (used in) investing activities	291	(722)

Cash flows from financing activities:
Common stock issued, net	904	3,530
Purchase of treasury stock	—	(10,523)

Net cash provided by (used in) financing activities	904	(6,993)

Effect of exchange rate changes on cash	92	63

Net increase (decrease) in cash and cash equivalents	(2,663)	5,658
Cash and cash equivalents at beginning of period	75,328	81,304

Cash and cash equivalents at end of period	$72,665	$86,962

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$6
Cash paid during the period for income taxes	1,675	546

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Basis of Reporting

      The accompanying unaudited interim condensed consolidated financial statements include the accounts of DiamondCluster International, Inc., and its wholly-owned subsidiaries (the “Company”). All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed. The consolidated results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of results for the full fiscal year.

B.     Stock-based Compensation

      The Company has adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options, stock appreciation rights (“SARs”) and stock awards (restricted stock and restricted stock units (“RSUs”)) to officers and employees and non-qualified stock options, SARs and stock awards to certain persons who were not employees on the date of grant, including non-employee members of the Company’s Board of Directors.

      Effective April 1, 2003, the Company adopted the fair value-based recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” in accounting for stock awards to officers and other employees. Under the recognition provisions of SFAS No. 123, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company elected the prospective method of transition as described in SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure,” which applies the recognition provisions to all employee awards granted, modified or settled on or after April 1, 2003, in accounting for employee stock-based compensation. Awards that were outstanding as of March 31, 2003, if not subsequently modified, continue to be accounted for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option’s exercise price, and is recognized over the vesting period. The Company applies SFAS No. 123 in accounting for all stock awards issued to individuals or groups other than employees. Compensation expense for stock awards is measured based on the number of shares granted and the stock price at the grant date and is recognized over the required service period.

      Had compensation expense on options granted prior to April 1, 2003 been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company’s net

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) and basic and diluted net earnings (loss) per share would have been equal to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net earnings (loss):
As reported	$461	$4,120	$(9,592)	$7,561
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(1)	2,282	3,476	8,389	6,997
Add (deduct): Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects(2)	(4,231)	(3,404)	822	(7,357)

Pro forma	$(1,488)	$4,192	$(381)	$7,201

Basic net earnings (loss) per share:
As reported	0.01	0.12	(0.30)	0.23
Pro forma	(0.05)	0.13	(0.01)	0.22
Diluted net earnings (loss) per share:
As reported	0.01	0.12	(0.30)	0.21
Pro forma	(0.05)	0.12	(0.01)	0.20

(1)	In the six month period ended September 30, 2003, this amount includes $0.08 million of compensation expense related to restricted stock that was classified as part of the restructuring charge expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)	As a result of the reversal of previously recognized expense related to stock option forfeitures during the six month period ended September 30, 2003, this amount results in net stock-based employee compensation income.

C.     Net Income (Loss) Per Share

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shares used in computing basic and diluted net income (loss) per share for the three and six months ended September 30, 2003 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Shares used in computing basic net income (loss) per share	32,440	33,421	32,244	33,403
Dilutive effect of stock options and restricted stock/units	1,452	1,832	—	1,946

Shares used in computing diluted net income (loss) per share	33,892	35,253	32,244	35,349

Antidilutive securities not included in dilutive net income (loss) per share calculation	11,663	7,723	15,904	8,000

Dilutive securities not included in dilutive net income (loss) per share due to loss	—	—	919	—

D.     Restructuring Charges

      The Company restructured its workforce and operations in fiscal years 2002, 2003 and 2004 in order to better align the Company’s operating infrastructure with the then anticipated levels of business in fiscal 2004 and beyond.

     Fiscal Year 2004 Restructuring Charges

      In the first quarter of fiscal year 2004, the Company recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003 and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. In connection with the restructuring plan implemented in June 2003, the Company recorded a restructuring charge of $2.5 million ($1.5 million on an after-tax basis, or $0.05 per share), consisting solely of severance and related expenses. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and Latin America region, resulting in the termination of approximately 30 employees, none of whom were still employed by the Company as of September 30, 2004. Of the total employees severed, 40% were project personnel and 60% were operational personnel.

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

     Fiscal Year 2003 Restructuring Charges

      In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million ($5.4 million on an after-tax basis, or $0.17 per share). The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, none of whom were still employed by the Company as of September 30, 2004. Of the total employees severed, 79% were project personnel and 21% were operational personnel.

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

      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million ($12.8 million on an after-tax basis or $0.41 per share). In June 2003, the Company adjusted this charge and recognized $1.7 million of additional expense to reflect a change in the estimate of future sublease income related to contractual lease obligations, bringing the total restructuring charge to $22.2 million ($14.5 million on an after-tax basis). The $22.2 million charge consisted of $13.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the vacated office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of September 30, 2004. Of the total employees severed, 60% were project personnel and 40% were operational personnel.

      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $19.7 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of September 30, 2004, $12.7 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to this accrual are expected to be made through July 2012.

     Fiscal Year 2002 Restructuring Charges

      In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis, or $0.31 per share). In September 2002, the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group which helped build and operate e-business ventures for the Company’s clients. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of September 30, 2004. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

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

      The major components of the restructuring charges are summarized as follows (amounts in thousands):

	Restructuring Charge for the Quarter Ended								Accrual Reduction		Other

												Remaining
	December 2001		September 2002		December 2002		June 2003		Utilized		Currency	Accrual
											Translation	Balance as of
Description	Charge	Adj(1)	Charge	Adj(2)	Charge	Adj(3)	Charge	Adj(3)	Cash	Non-cash	Adjustments	9/30/2004

Severance and related costs	$10,847	$53	$5,638	$—	$7,761	$(89)	$2,497	$(43)	$24,195	$2,512	$43	$—
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	397	(91)	—	(35)	8,697	1,567	751	7,660
Write-off of property, plant, equipment and leases	1,606	375	2,714	—	251	—	—	—	2,648	2,116	—	182

	$15,542	$400	$20,457	$1,736	$8,409	$(180)	$2,497	$(78)	$35,540	$6,195	$794	$7,842

(1)	Adjustment was recorded in September 2002.
(2)	Adjustment was recorded in June 2003.
(3)	Adjustment was recorded in March 2004.

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

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the condensed consolidated statements of operations and the condensed consolidated balance sheets (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2004		September 30, 2004

	2003	2004	2003	2004

Net revenue:
North America	$23,859	$31,672	$44,724	$58,965
Europe	13,185	13,396	25,823	30,671
All other countries	1,169	1,048	1,696	1,345

Total net revenue	$38,213	$46,116	$72,243	$90,981

      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	September 30,
	2004	2004

Long-lived assets:
North America	$4,271	$3,615
Europe	2,682	2,349
All other countries	249	328

Total long-lived assets	$7,202	$6,292

      F.     Recently Adopted Accounting Pronouncements

      In March 2004, the Financial Accounting Standards Board (“FASB”) issued a consensus of the Emerging Issues Task Force (ETIF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” ETIF Issue No. 03-1 clarifies when an investment is considered impaired, whether the impairment is other than temporary and the measurement of the impairment loss. The guidance also includes certain disclosure requirements regarding unrealized losses that have not been recognized as other than temporary impairments. The impairment accounting guidance was effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The adoption of ETIF Issue No. 03-1 is not expected to have a material impact on the Company’s financial statements.

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

Overview

      We are a premier global management consulting firm that helps leading organizations worldwide to understand and leverage technology to reduce costs, incorporate flexibility into their businesses, address changing regulations and markets, improve operations, and grow their business. We work collaboratively with our clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. During the quarter ended September 30, 2004, we generated net revenue of $46.1 million from 63 clients. At September 30, 2004, we employed 521 consultants and had nine offices in North America, Europe and Latin America, which included Barcelona, Chicago, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, and São Paulo.

      Our revenue is driven by our ability to secure new client engagements, maintain existing client engagements and develop and implement solutions that add value to our clients. Our revenue is comprised of professional fees for services rendered to our clients plus reimbursable expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement agreement. We bill our clients for these services on either a monthly or semi-monthly basis in accordance with the terms of the client engagement agreement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may be contractually required to bill for those services at an earlier or later date than the date services are provided. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. We also set aside a portion of the revenue from each client engagement to cover the estimated costs that are likely to be incurred subsequent to targeted project completion. This portion of the project revenue is reflected in deferred revenue and is calculated based on our historical experience. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

      We have had six consecutive quarters of net revenue growth resulting from an increase in the demand for our services. Net revenue for the second quarter of fiscal year 2005 increased 3% compared to the first quarter of fiscal year 2005, and 21% compared to the second quarter of the prior fiscal year. We estimate that our net revenue for the third quarter of fiscal year 2005 will be in the range of $48 million to $50 million. For fiscal year 2005, we are projecting net revenue in the range of $190 million to $196 million.

      We generate revenue in many different countries throughout the world and our revenues are denominated in multiple currencies, including the U.S. dollar, the euro, the British pound sterling and the Brazilian real. As such, our revenues and expenses may be significantly impacted by fluctuations in foreign currency exchange rates. Assuming constant foreign currency translation rates, net revenue for the quarter ended September 30, 2004 would have increased 2% compared to the first quarter of fiscal year 2005 and 18% compared to the second quarter of the prior fiscal year.

      The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, variable incentive compensation, and related benefits associated with professional staff.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other expenses included in project personnel costs are travel, subcontracting, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between project personnel expenses and net revenue to be an important measure of our operating performance. The relationship between project personnel expenses and net revenue, or gross margin, is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the non-billable costs associated with securing new client engagements and developing new service offerings. To accommodate the growth in the demand for our services, we increased our practice headcount to 521 at September 30, 2004, compared to 487 at June 30, 2004 and 454 at September 30, 2003. Our gross margin increased $1.1 million, or 6%, in the second quarter of fiscal year 2005 compared to the first quarter of fiscal year 2005, and increased $5.3 million, or 41%, compared to the second quarter of fiscal year 2004. This increase is primarily due to increased headcount and higher realized billing rates. Our annualized net revenue per professional was $366 thousand for the second quarter of fiscal year 2005, compared to $371 thousand in the first quarter of fiscal year 2005, and $327 thousand in the second quarter of fiscal year 2004.

      Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space), and other administrative support for project personnel. Stock-based compensation expense is primarily due to the amortization of the fair value of employee stock awards granted after April 1, 2003. Management believes that income from operations, which is net revenue less project personnel and other recurring operating expenses is an important measure of our operating performance. Income from operations in the quarter ended September 30, 2004 increased $0.9 million, or 28%, compared to the first quarter of fiscal year 2005, and increased $3.5 million compared to the second quarter of fiscal year 2004.

      As with revenues, the strengthening of foreign currencies relative to the U.S. dollar over the last several quarters has increased our expenses. The increases in both revenues and expenses as a result of foreign currency translation have had an immaterial impact on net income.

      We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the second quarter of fiscal year 2005 was 64% compared to 66% in the first quarter of fiscal year 2005 and 67% in the second quarter of the prior fiscal year. Utilization has decreased due to the increase in practice headcount during the second quarter of fiscal year 2005.

      Our net cash provided by operations for the six months ended September 30, 2004 was $13.3 million which included net income of $7.6 million and a decrease in accounts receivable of $2.0 million due to an increase in collections. Management believes that the free cash flow metric, defined as net cash provided by

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

operating activities ($13.3 million) net of capital expenditures ($0.8 million), provides a consistent metric from which the performance of the business may be monitored. Free cash flow for the six months ended September 30, 2004 was $12.5 million. For fiscal year 2005, we are projecting free cash flow in the range of $23 million to $27 million.

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

      For a more detailed discussion of these factors, see Exhibit 99.1 to this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004. We undertake no obligation to update or revise any forward-looking statements.

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

Results of Operations

      The following table sets forth the percentage of net revenue of items included in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended			For the Six Months Ended
	September 30,			September 30,

			Increase/			Increase/
	2003	2004	(Decrease)	2003	2004	(Decrease)

Revenue:
Net revenue	100%	100%	—%	100%	100%	—%
Reimbursable expenses	14	14	—	14	14	—

Total revenue	114	114	—	114	114	—
Operating expenses:
Project personnel costs before reimbursable expenses	66	60	(6)	67	61	(6)
Reimbursable expenses	14	14	—	14	14	—

Total project personnel costs	80	74	(6)	81	75	(6)
Professional development and recruiting	3	4	1	2	3	1
Marketing and sales	2	1	(1)	2	2	—
Management and administrative support	21	18	(3)	24	18	(6)
Stock-based compensation	6	8	2	12	8	(4)
Restructuring charges	—	—	—	6	—	(6)

Total operating expenses	112	105	(7)	127	106	(21)

Income (loss) from operations	2	9	7	(13)	8	21
Other income, net	1	1	—	1	1	—

Income (loss) before taxes	3	10	7	(12)	9	21
Income tax expense	1	1	—	1	1	—

Net income	2%	9%	7%	(13)%	8%	21%

Revenue

      On a consolidated basis, net revenue increased $7.9 million, or 21%, during the quarter ended September 30, 2004 as compared to the same period in the prior year. Net revenue increased $18.7 million, or 26%, during the six months ended September 30, 2004 as compared to the same period in the prior year. This increase is primarily due to an improvement in the environment for our services over the past six quarters coupled with higher realized billing rates at new and existing clients.

      We served 63 clients during quarter ended September 30, 2004 which was flat compared to the same period in the prior year. Revenue from new clients accounted for 11% of revenue during the quarter ended

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

September 30, 2004 which was flat compared to the same period in the prior year. We served 92 clients during the six months ended September 30, 2004 as compared to 80 clients during the same period in the prior year. Revenue from new clients accounted for 11% of revenue during the six months ended September 30, 2004, compared to 9% during the same period in the prior year. The term “new clients” is defined as clients that generated revenue in the current period but were absent from the prior period.

Operating Expenses

     Project Personnel Costs

      Project personnel costs before reimbursable expenses increased $2.6 million, or 10%, during the quarter ended September 30, 2004 as compared to the same period of the prior year and $7.3 million, or 15%, during the six months ended September 30, 2004 as compared to the same period of the prior year. The increase in project personnel costs for both periods is primarily due to increases in practice headcount and practice personnel compensation. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased 6% from 66% during the quarter ended September 30, 2003 to 60% during the quarter ended September 30, 2004 and decreased 6% from 67% during the six months ended September 30, 2003 to 61% during the six months ended September 30, 2004 primarily due to an increase in revenues resulting from additional project personnel and higher realized billing rates, which more than offset the increase in compensation costs. Our annualized net revenue per professional was $366 thousand for the second quarter of fiscal year 2005, compared to $371 thousand in the first quarter of fiscal year 2005, and $327 thousand in the second quarter of fiscal year 2004.

      Our global utilization rate for the second quarter of fiscal year 2005 was 64% compared to 66% in the first quarter of fiscal year 2005 and 67% in the second quarter of the prior fiscal year. Utilization has decreased due to the increase in practice headcount during the second quarter of fiscal year 2005. Annualized voluntary attrition decreased to 25% for the quarter ended September 30, 2004, compared to 27% for the same period in the prior year.

     Professional Development and Recruiting

      Professional development and recruiting expenses increased $0.5 million, or 43%, during the quarter ended September 30, 2004 and increased $1.1 million, or 59%, during the six months ended September 30, 2004 as compared to the same periods in the prior year. The increase for both periods is primarily due to our increased campus and experienced recruiting initiatives as well as increases in our level of training conduct expenditures.

     Management and Administrative Support

      Management and administrative support expenses increased $0.4 million, or 4%, during the quarter ended September 30, 2004 as compared to the same period in the prior year primarily due to the increases in variable compensation for non-client serving personnel and facilities expenditures, partially offset by a decrease in information technology-related depreciation expense. Management and administrative support expenses decreased $0.9 million, or 5%, during the six months ended September 30, 2004 as compared to the same period in the prior year primarily due to decreases in information technology-related depreciation expense.

     Stock-based Compensation

      Stock-based compensation expense increased $1.2 million, or 52%, during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 principally due to stock-based compensation expense resulting from stock-based awards granted during the first quarter of fiscal year 2005. Stock-based

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

compensation expense decreased $1.3 million, or 16%, during the six months ended September 30, 2004 compared to the same period in the prior year principally due to restricted stock issued in connection with the Cluster acquisition being fully amortized as of June 30, 2003. Stock-based compensation expense includes amortization of the fair value of employee stock awards granted or modified on or after April 1, 2003 calculated under the fair value method of SFAS No. 123. It also includes amortization of stock-based compensation resulting largely from the issuance of stock and stock options at prices below fair market value to Cluster employees in connection with the Cluster acquisition in November, 2000, as well as from awards of restricted stock and restricted stock units to our employees. In all cases, stock-based compensation is earned over the service period and is contingent on the continued employment of these employees.

     Restructuring Charges

      In the first quarter of fiscal year 2004, the Company recorded a restructuring charge of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003 and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. The $2.5 million restructuring plan implemented in June 2003 consisted solely of severance and related expenses resulting in workforce reductions in the Europe and Latin America region and the termination of approximately 30 employees.

Income Tax Expense

      Income tax expense decreased $0.2 million, or 31%, during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Income tax expense decreased $0.5 million, or 50%, during the six months ended September 30, 2004 compared to the six months ended September 30, 2003. The income tax expense recorded in the quarter ended September 30, 2004 was related to income earned in jurisdictions where we do not have available loss carryforwards, or where loss carryforwards are limited. The income tax expense recorded in the quarter ended September 30, 2003 was principally related to income earned in profitable international jurisdictions where we do not have available loss carryforwards. The decrease was due to a change in the mix of earnings among the jurisdictions in which we operate.

      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. As of September 30, 2004, the valuation allowance against deferred tax assets was $67.6 million and covered the full amount of our net federal, state and international deferred tax assets. We have achieved a profitable level of operations in certain tax jurisdictions since the first quarter of fiscal year 2004. If we are able to sustain our profitability in these tax jurisdictions, we may conclude at some point in the future that certain deferred tax assets are more likely than not to be realized, which would lead us to reverse those respective valuation allowances.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

      The following table describes our liquidity and financial position on September 30, 2003 and 2004:

	September 30,

	2003	2004

	(in millions)
Working capital	$73.1	$86.4
Cash and cash equivalents	$72.7	$87.0
Unutilized bank credit facilities	$9.2	$9.2
Stockholders’ equity	$74.9	$88.1

      We maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.5%, at our discretion. The line of credit is secured by cash and certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc and expires on July 31, 2005. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of September 30, 2004, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit.

     Cash Flow from Operating Activities

      During the six months ended September 30, 2004, net cash provided by operating activities was $13.3 million. This primarily resulted from the following:

•	Net income of $7.6 million, which includes non-cash charges aggregating $8.8 million that must be excluded to arrive at cash flows from operating activities. The principal non-cash charges are stock-based compensation ($7.0 million) and depreciation and amortization ($1.7 million).

•	Changes in assets and liabilities that result from operating activities are also considered in arriving at cash flows from operations. Cash flows from operating activities was increased by $5.7 million as a result of decreases in accounts receivable ($2.0 million), and decreases in prepaid expenses and other current assets ($3.7 million), primarily related to a decrease in VAT receivables.

•	Cash flows from operating activities was decreased by $8.8 million as a result of decreases in accounts payable ($1.5 million), cash outflows to reduce the restructuring accrual ($1.7 million), which included payments under contractual lease obligations, and decreases in other assets and liabilities, net of ($5.6 million) primarily related to a decrease in VAT payable.

      Our billings for the three and six months ended September 30, 2004 totaled $54.0 million and $107.6 million, respectively, compared to $45.8 million and $86.5 million for the three and six months ended September 30, 2003. These amounts include value added tax (“VAT”) (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $22.6 million at September 30, 2004 represented 38 days of billings for the quarter ended September 30, 2004. This compares to a gross receivable balance of $25.0 million at September 30, 2003 which represented 49 days of billings for the quarter ended September 30, 2003.

      At the annual meeting of directors on September 14, 2004, the Board of Directors (the “Board”) authorized a partial advance of the fiscal year 2005 cash bonus to all non-partner employees. The cash payment of approximately $3 million is being accelerated from April 2005 and will be paid to all non-partner employees on December 1, 2004.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

     Cash Flow from Investing Activities

      Cash used in investing activities was $0.7 million for the six months ended September 30, 2004. Cash used in investing activities resulted primarily from capital expenditures for laptops and servers, partially offset by cash provided from other assets resulting from the collection of certain employee notes receivable.

     Cash Flow from Financing Activities

      Cash used in financing activities was $7.0 million for the six months ended September 30, 2004 resulting from the repurchase of DiamondCluster common stock in the amount of $10.5 million, less $4.9 million in proceeds from the issuance of common stock in connection with the Employee Stock Purchase Plan and option exercises, offset by $1.4 million for employee shares withheld for tax purposes.

      The Board has authorized from time to time the repurchase of the Company’s common stock in the open market or through privately negotiated transactions (“Buy-back Program”). Prior to the annual meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were available for repurchase as of September 14, 2004. At the annual meeting of directors on September 14, 2004, the Board restated the aggregate number of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The new authorization approved the repurchase of shares under the Buy-back Program having an aggregate fair market value of no more than $25.0 million. During the quarter ended September 30, 2004, we repurchased 0.6 million shares at an average price of $10.80. As of September 30, 2004, the amount available for repurchase under the Board authorization was $23.8 million. During the period beginning with the inception of the Buy-back Program in October 1998 through September 30, 2004, the number of shares purchased under the current and prior authorizations was 5.4 million shares at an aggregate cost of $71.7 million.

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

Foreign Currency Risk

      This information is set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during six months ended September 30, 2004.

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

Changes in Controls and Procedures

      There were no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIAMONDCLUSTER INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1.

      None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The Board of Directors (the “Board”) has authorized from time to time the repurchase of the Company’s common stock in the open market or through privately negotiated transactions (“Buy-back Program”). Prior to the annual meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were available for repurchase as of September 14, 2004. At the annual meeting of directors on September 14, 2004, the Board restated the aggregate number of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The new authorization approved the repurchase of shares under the Buy-back Program having an aggregate fair market value of no more than $25.0 million. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the $25.0 million authorized for share repurchases has been expended. As of September 30, 2004, the amount available for repurchase under the Board authorization was $23.8 million. During the quarter ended September 30, 2004, we repurchased 0.6 million shares at an average price of $10.80 in the following months:

	Issuer Purchases of Equity Securities

				Maximum
				Number/Approximate Dollar
			Total Number of Shares	Value of Shares
	Total Number	Average Price	Purchased as Part of	That May be Purchased
Period	of Shares Purchased	Paid per Share	Publicly Announced Plans	Under the Plan

July 1, 2004 — July 31, 2004	—	$—	—	1,268,526	shares
August 1, 2004 — August 31, 2004	447,200	$10.35	447,200	821,326	shares
September 1, 2004 — September 14, 2004	87,400	$11.57	87,400	733,926	shares
September 15, 2004 — September 30, 2004	94,900	$12.21	94,900	$23,841,527	(1)

(1)	On September 14, 2004, the Board restated the aggregate number of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares.

Item 3.

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      On September 14, 2004, the Company held its annual meeting of stockholders at the Westin Hotel in Chicago, Illinois. Melvyn E. Bergstein, Mark L. Gordon, Pauline A. Schneider and John J. Sviokla were elected by the stockholders to serve as Class II members of the Board of Directors for three-year terms expiring at the 2007 annual meeting of stockholders. The classification of directors is to effect 3 year staggered terms, with no other differences in director rights. The vote on this matter is set forth below. There were no broker non-votes for this matter voted upon by the stockholders.

DIAMONDCLUSTER INTERNATIONAL, INC.

      1. Election of Directors

Name	For	Withheld

Melvyn E. Bergstein	25,157,512	2,716,004
Mark L. Gordon	25,080,667	2,792,849
Pauline A. Schneider	26,380,687	1,492,829
John J. Sviokla	25,021,536	2,851,980

Item 5.	None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Risk Factors

      (b) Reports on Form 8-K

          Form 8-K dated July 29, 2004 (earnings release)

          Form 8-K dated July 29, 2004 (conference call transcript)

*	filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC

Date: November 3, 2004	By: /s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: November 3, 2004	By: /s/ KARL E. BUPP Karl E. Bupp Vice President, Chief Financial Officer and Treasurer