Form 10-Q
period 2004-12-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2005-02-09
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

      As of January 31, 2005, there were 34,646,208 shares of Common Stock of the Registrant outstanding.

DIAMONDCLUSTER INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2004

PART I
Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2004	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2003 and 2004	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2003 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4:	Controls and Procedures	21

PART II
Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22
Item 6:	Exhibits and Reports on Form 8-K	23

SIGNATURES		24
Cetification
Certification
Certification
Certification
Certification
Certification
Risk Factors

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2004	2004

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,304	$94,977
Accounts receivable, net of allowance of $1,650 and $1,186 as of March 31 and December 31, 2004, respectively	23,219	19,781
Income taxes receivable	569	1,089
Prepaid expenses and other current assets	10,373	7,391

Total current assets	115,465	123,238
Computers, equipment, leasehold improvements and software, net	6,473	5,461
Other assets	729	813

Total assets	$122,667	$129,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,250	$4,704
Accrued compensation	5,749	4,737
Deferred revenue	1,380	2,461
Restructuring accruals, current portion	3,528	2,981
Other accrued liabilities	18,973	15,985

Total current liabilities	35,880	30,868
Restructuring accruals, less current portion	6,000	4,400

Total liabilities	41,880	35,268

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 38,683 and 40,172 shares issued as of March 31 and December 31, 2004, respectively	39	40
Additional paid-in capital	624,682	639,247
Stock-based compensation	(6,324)	(3,031)
Accumulated other comprehensive income	2,858	3,321
Accumulated deficit	(479,332)	(466,347)

	141,923	173,230
Less Common Stock in treasury, at cost, 4,336 and 5,924 shares held at March 31 and December 31, 2004, respectively	(61,136)	(78,986)

Total stockholders’ equity	80,787	94,244

Total liabilities and stockholders’ equity	$122,667	$129,512

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$39,510	$50,168	$111,753	$141,149
Reimbursable expenses	5,280	6,454	15,620	19,522

Total revenue	44,790	56,622	127,373	160,671
Project personnel expenses:
Project personnel costs before reimbursable expenses	28,106	32,381	84,204	94,281
Reimbursable expenses	5,280	6,454	15,620	19,522

Total project personnel expenses	33,386	38,835	99,824	113,803

Gross margin	11,404	17,787	27,549	46,868

Other operating expenses:
Professional development and recruiting	1,440	2,648	3,326	5,640
Marketing and sales	612	1,031	1,941	2,507
Management and administrative support	8,291	8,959	26,194	26,093
Restructuring charge	—	—	4,233	—

Total other operating expenses	10,343	12,638	35,694	34,240

Income (loss) from operations	1,061	5,149	(8,145)	12,628
Other income, net	289	441	904	1,019

Income (loss) before taxes	1,350	5,590	(7,241)	13,647
Income tax expense	370	166	1,371	662

Net income (loss)	980	5,424	(8,612)	12,985
Foreign currency translation adjustments	710	829	1,169	678
Unrealized income (loss) on investment	—	8	—	(215)

Comprehensive income (loss)	$1,690	$6,261	$(7,443)	$13,448

Basic net income (loss) per share of common stock	$0.03	$0.16	$(0.26)	$0.39
Diluted net income (loss) per share of common stock	$0.03	$0.15	$(0.26)	$0.36
Shares used in computing basic net income (loss) per share of common stock	33,145	33,491	32,528	33,436
Shares used in computing diluted net income (loss) per share of common stock	35,327	36,414	32,528	35,728

      The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:

	For the Three Months		For the Nine Months
	ended December 31,		ended December 31,

	2003	2004	2003	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Project personnel costs before reimbursable expenses	$2,175	$3,349	$9,905	$9,550
Professional development and recruiting	44	(7)	89	54
Marketing and sales	14	65	68	166
Management and administrative support	212	377	686	1,011

Total stock-based compensation	$2,445	$3,784	$10,748	$10,781

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months
	Ended December 31,

	2003	2004

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(8,612)	$12,985
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charge	4,233	—
Depreciation and amortization	3,574	2,474
Write-down of net book value of computers, equipment, leasehold improvements and software, net	345	39
Stock-based compensation	10,748	10,781
Tax benefits from employee stock plans	—	236
Changes in assets and liabilities:
Accounts receivable	(1,893)	4,741
Prepaid expenses and other	(901)	3,516
Accounts payable	312	(2,066)
Restructuring accrual	(7,528)	(2,147)
Other assets and liabilities	2,474	(5,307)

Net cash provided by operating activities	2,752	25,252

Cash flows from investing activities:
Capital expenditures, net	(632)	(1,236)
Other assets	796	96

Net cash provided by (used in) investing activities	164	(1,140)

Cash flows from financing activities:
Common stock issued, net	4,269	6,843
Purchase of treasury stock	(4,947)	(17,850)

Net cash used in financing activities	(678)	(11,007)

Effect of exchange rate changes on cash	1,616	568

Net increase in cash and cash equivalents	3,854	13,673
Cash and cash equivalents at beginning of period	75,328	81,304

Cash and cash equivalents at end of period	$79,182	$94,977

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$19
Cash paid during the period for income taxes	2,411	1,024

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Basis of Reporting

      The accompanying unaudited interim condensed consolidated financial statements include the accounts of DiamondCluster International, Inc., and its wholly-owned subsidiaries (the “Company”). All intercompany transactions and balances have been eliminated in consolidation. Prior period stock-based compensation expense amounts as reported on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) have been reclassified to conform with the current period presentation. In prior periods, stock-based compensation expense had been presented in a single line item; it is now presented within specific operating expense categories, as summarized on page 4. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed. The consolidated results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of results for the full fiscal year.

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

	Three Months		Nine Months
	Ended December 31,		Ended December 31,

	2003	2004	2003	2004

Net earnings (loss):
As reported	$980	$5,424	$(8,612)	$12,985
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(1)	2,445	3,784	10,834	10,781
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,695)	(3,252)	(2,873)	(10,609)

Pro forma	$(270)	$5,956	$(651)	$13,157

Basic net earnings (loss) per share:
As reported	0.03	0.16	(0.26)	0.39
Pro forma	(0.01)	0.18	(0.02)	0.39
Diluted net earnings (loss) per share:
As reported	0.03	0.15	(0.26)	0.36
Pro forma	(0.01)	0.16	(0.02)	0.37

(1)	In the nine month period ended December 31, 2003 this amount includes $0.08 million of compensation expense related to restricted stock that was classified as part of the restructuring charge expense in the accompanying Condensed Consolidated Statements of Operations.

C.     Net Income (Loss) Per Share

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted net income (loss) per share for the three and nine months ended December 31, 2003 and 2004 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2003	2004	2003	2004

Shares used in computing basic net income (loss) per share	33,145	33,491	32,528	33,436
Dilutive effect of stock options, SARs and restricted stock/units	2,182	2,923	—	2,292

Shares used in computing diluted net income (loss) per share	35,327	36,414	32,528	35,728

Antidilutive securities not included in dilutive net income (loss) per share calculation	10,097	3,507	13,919	5,798

D.	Restructuring Charges

      The Company restructured its workforce and operations in fiscal years 2002, 2003 and 2004 in order to better align the Company’s operating infrastructure with the then anticipated levels of business in fiscal 2004 and beyond. For the fiscal year 2002 and 2003 restructuring charges, the Company estimated these costs based upon management’s restructuring plans and accounted for these plans in accordance with Emerging Issues

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” For the fiscal year 2004 restructuring charge, the Company estimated these costs based upon management’s restructuring plan and accounted for this plan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

     Fiscal Year 2004 Restructuring Charges

      In the first quarter of fiscal year 2004, the Company recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003, and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. In connection with the restructuring plan implemented in June 2003, the Company recorded a restructuring charge of $2.5 million ($1.5 million on an after-tax basis, or $0.05 per share), consisting solely of severance and related expenses. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and Latin America region, resulting in the termination of approximately 30 employees, none of whom were still employed by the Company as of December 31, 2004. Of the total employees severed, 40% were project personnel and 60% were operational personnel.

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

Fiscal Year 2003 Restructuring Charges

      In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million ($5.4 million on an after-tax basis, or $0.17 per share). The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, none of whom were still employed by the Company as of December 31, 2004. Of the total employees severed, 79% were project personnel and 21% were operational personnel.

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

      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million ($12.8 million on an after-tax basis or $0.41 per share). In June 2003, the Company adjusted this charge and recognized $1.7 million of additional expense to reflect a change in the estimate of future sublease income related to contractual lease obligations, bringing the total restructuring charge to $22.2 million ($14.5 million on an after-tax basis). The $22.2 million charge consisted of $13.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vacated, attorney fees and related costs to sublet the vacated office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of December 31, 2004. Of the total employees severed, 60% were project personnel and 40% were operational personnel.

      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $19.7 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of December 31, 2004, $13.5 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to this accrual are expected to be made through July 2012.

Fiscal Year 2002 Restructuring Charges

      In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis, or $0.31 per share). In September 2002, the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group which helped build and operate e-business ventures for the Company’s clients. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of December 31, 2004. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.

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

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major components of the restructuring charges are summarized as follows (amounts in thousands):

	Restructuring Charge for the Quarter Ended								Accrual Reduction		Other

												Remaining
	December 2001		September 2002		December 2002		June 2003		Utilized		Currency	Accrual
											Translation	Balance as of
Description	Charge	Adj(1)	Charge	Adj(2)	Charge	Adj(3)	Charge	Adj(3)	Cash	Non-cash	Adjustments	12/31/2004

Severance and related costs	$10,847	$53	$5,638	$—	$7,761	$(89)	$2,497	$(43)	$24,195	$2,512	$43	$—
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	397	(91)	—	(35)	9,425	1,567	$1,036	7,217
Write-off of property, plant, equipment and leases	1,606	375	2,714	—	251	—	—	—	2,666	2,116	—	164

	$15,542	$400	$20,457	$1,736	$8,409	$(180)	$2,497	$(78)	$36,286	$6,195	$1,079	$7,381

(1)	Adjustment was recorded in September 2002.

(2)	Adjustment was recorded in June 2003.

(3)	Adjustment was recorded in March 2004.

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

      The Company operates in only one segment, providing consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.

      Data for the geographic regions in which the Company operates is presented below for the periods presented in the condensed consolidated statements of operations and the condensed consolidated balance sheets (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2004	2003	2004

Net revenue:
North America	$24,474	$35,649	$69,198	$94,614
Europe	14,410	14,038	40,233	44,709
All other countries	626	481	2,322	1,826

Total net revenue	$39,510	$50,168	$111,753	$141,149

DIAMONDCLUSTER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services.

	March 31,	December 31,
	2004	2004

Long-lived assets:
North America	$4,271	$3,615
Europe	2,682	2,326
All other countries	249	333

Total long-lived assets	$7,202	$6,274

F.	Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005, although earlier adoption is encouraged.

      The Company expects to adopt SFAS No. 123R on April 1, 2005, using the Statement’s modified prospective application method. The Company is currently evaluating the impact of the adoption of SFAS No. 123R, but does not anticipate that it will affect the Company’s financial position or have more than a minimal impact on reported income and earnings per share because the Company adopted SFAS No. 123 on April 1, 2003.

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

Overview

      We are a premier global management consulting firm that helps leading organizations worldwide to understand and leverage technology to reduce costs, incorporate flexibility into their businesses, address changing regulations and markets, improve operations, and grow their business. We work collaboratively with our clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. During the quarter ended December 31, 2004, we generated net revenue of $50.2 million from 71 clients. At December 31, 2004, we employed 538 consultants and had nine offices in North America, Europe and Latin America, which included Barcelona, Chicago, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, and São Paulo. In the first half of calendar year 2005, we have plans to open an office in Dubai, United Arab Emirates, as a result of business opportunities in the Middle East.

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

      We have had seven consecutive quarters of net revenue growth resulting from an increase in the demand for our services. Net revenue for the third quarter of fiscal year 2005 increased 9% compared to the second quarter of fiscal year 2005, and 27% compared to the third quarter of the prior fiscal year. We estimate that our net revenue for the fourth quarter of fiscal year 2005 will be in the range of $51 million to $54 million. For fiscal year 2005, we are expecting net revenue in the range of $192 million to $195 million.

      We generate revenue in many different countries throughout the world and our revenues are denominated in multiple currencies, including the U.S. dollar, the euro, the British pound sterling and the Brazilian real. As such, our revenues and expenses may be significantly impacted by fluctuations in foreign currency exchange rates. Assuming constant foreign currency translation rates, net revenue for the quarter ended December 31, 2004 would have increased 7% compared to the second quarter of fiscal year 2005, and 24% compared to the third quarter of the prior fiscal year.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to project personnel, variable incentive compensation, and related benefits associated with professional staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between net revenue and project personnel costs before reimbursable expenses to be an important measure of our operating performance. Net revenue less project personnel costs before reimbursable expenses, or gross margin, is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the non-billable costs associated with securing new client engagements and developing new service offerings. To accommodate the growth in the demand for our services, we increased our practice headcount to 538 at December 31, 2004, compared to 521 at September 30, 2004 and 458 at December 31, 2003. Our gross margin increased $2.6 million, or 17%, in the third quarter of fiscal year 2005 compared to the second quarter of fiscal year 2005, and increased $6.4 million, or 56%, compared to the third quarter of fiscal year 2004. This increase is primarily due to increased headcount, higher realized billing rates and higher utilization of consultants. Our annualized net revenue per practice professional was $379 thousand for the third quarter of fiscal year 2005, compared to $366 thousand in the second quarter of fiscal year 2005, and $347 thousand in the third quarter of fiscal year 2004.

      Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space), and other administrative support for project personnel. Management believes that income from operations, which is gross margin less other operating expenses is an important measure of our operating performance. Income from operations in the quarter ended December 31, 2004 increased $1.0 million, or 23%, compared to the second quarter of fiscal year 2005, and increased $4.1 million, or 385%, compared to the third quarter of fiscal year 2004.

      As with revenues, the strengthening of foreign currencies relative to the U.S. dollar over the last several quarters has increased our expenses. The increases in both revenues and expenses as a result of foreign currency translation have had an immaterial impact on net income.

      We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the third quarter of fiscal year 2005 was 66% compared to 64% in the second quarter of fiscal year 2005 and 67% in the third quarter of the prior fiscal year. Utilization increased in the third quarter compared to the prior quarter due to the increase in the number of client projects during the third quarter of fiscal year 2005.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Our net cash provided by operations for the nine months ended December 31, 2004 was $25.3 million and included net income of $13.0 million and a decrease in accounts receivable of $4.7 million due to an increase in collections in the period. Management believes that the free cash flow metric, defined as net cash provided by operating activities ($25.3 million) net of capital expenditures ($1.2 million), provides a consistent metric from which the performance of the business may be monitored. Free cash flow for the nine months ended December 31, 2004 was $24.0 million. For fiscal year 2005, we are expecting free cash flow in the range of $29 million to $34 million.

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

      For a more detailed discussion of these factors, see Exhibit 99.1 to this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004. We undertake no obligation to update or revise any forward-looking statements.

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

Results of Operations

      The following table sets forth the percentage of net revenue of items included in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended
	December 31,			December 31,

			Increase/			Increase/
	2003	2004	(Decrease)	2003	2004	(Decrease)

Revenue:
Net revenue	100%	100%	—%	100%	100%	—%
Reimbursable expenses	13	13	—	14	14	—

Total revenue	113	113	—	114	114	—
Project personnel expenses:
Project personnel costs before reimbursable expenses	71	64	(7)	75	67	(8)
Reimbursable expenses	13	13	—	14	14	—

Total project personnel expenses	84	77	(7)	89	81	(8)

Gross margin	29	36	7	25	33	8

Other operating expenses:
Professional development and recruiting	4	6	2	3	4	1
Marketing and sales	2	2	—	2	2	—
Management and administrative support	21	18	(3)	23	18	(5)
Restructuring charges	—	—	—	4	—	(4)

Total other operating expenses	27	26	(1)	32	24	(8)

Income (loss) from operations	2	10	8	(7)	9	16
Other income, net	1	1	—	—	1	1

Income (loss) before taxes	3	11	8	(7)	10	17
Income tax expense	—	—	—	1	1	—

Net income	3%	11%	8%	(8)%	9%	17%

Revenue

      On a consolidated basis, net revenue increased $10.7 million, or 27%, during the quarter ended December 31, 2004 as compared to the same period in the prior year. Net revenue increased $29.4 million, or

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

26%, during the nine months ended December 31, 2004 as compared to the same period in the prior year. These increases are primarily due to continued improvement in the environment for our services over the past seven quarters coupled with higher realized billing rates at new and existing clients.

      We served 71 clients during the quarter ended December 31, 2004, compared to 67 clients during the same period in the prior year and 63 clients during the quarter ended September 30, 2004. Average revenue per client increased from $0.6 million per client during the quarter ended December 31, 2003 to $0.7 million per client during the quarter ended December 31, 2004, reflecting higher realized rates and overall expansion in the complexity of and our resource commitment to projects during the period. For the third fiscal quarter, the revenue mix across the industries that we serve was as follows: 29% was derived from our financial services clients, 27% from our telecom and high tech clients, 21% from our insurance clients, 12% from our healthcare clients, 8% from our enterprise clients, and 3% from our public sector clients. Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 11%, or $5.5 million, of revenue during the quarter ended December 31, 2004, compared to 9%, or $3.5 million, during the same period in the prior year. The new client revenue in the quarter came from all of our vertical markets, including telecom and high tech (51%), public sector (17%), healthcare (14%), financial services (11%), insurance (6%), and enterprise (1%).

      We served 111 clients during the nine months ended December 31, 2004 as compared to 94 clients during the same period in the prior year. Average revenue per client increased from $1.2 million per client during the nine months ended December 31, 2003 to $1.3 million per client during the nine months ended December 31, 2004. For the nine months ended December 31, 2004, the revenue mix across the industries that we serve was as follows: 32% was derived from our financial services clients, 28% from our telecom and high tech clients, 20% from our insurance clients, 9% from both our healthcare clients and enterprise clients, and 2% from our public sector clients. Revenue from new clients accounted for 13%, or $18.9 million, of revenue during the nine months ended December 31, 2004, compared to 12%, or $13.8 million, during the same period in the prior year. The new client revenue in the nine month period ended December 31, 2004 came from all of our vertical markets, including financial services (39%), telecom and high tech (29%), enterprise (15%), healthcare (7%), insurance (5%), and public sector (5%).

Operating Expenses

Project Personnel Costs

      Project personnel costs before reimbursable expenses increased $4.3 million, or 15%, during the quarter ended December 31, 2004 as compared to the same period of the prior year and $10.1 million, or 12%, during the nine months ended December 31, 2004 as compared to the same period of the prior year. The increase in project personnel costs for both periods is primarily due to increases in practice headcount and practice personnel compensation. Also contributing to the increase in project personnel costs during the quarter ended December 31, 2004 as compared to the same period in the prior year is an increase in stock-based compensation expense related to stock-based awards granted to project personnel during the first and second quarters of fiscal year 2005. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased from 71% during the quarter ended December 31, 2003 to 64% during the quarter ended December 31, 2004 and decreased from 75% during the nine months ended December 31, 2003 to 67% during the nine months ended December 31, 2004, primarily due to an increase in revenues resulting from additional project personnel, higher realized billing rates and higher utilization of our consultants, which more than offset the increase in compensation costs. Our annualized net revenue per practice professional was $379 thousand for the third quarter of fiscal year 2005, compared to $366 thousand in the second quarter of fiscal year 2005, and $347 thousand in the third quarter of fiscal year 2004.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      Our global utilization rate for the third quarter of fiscal year 2005 was 66% compared to 64% in the second quarter of fiscal year 2005 and 67% in the third quarter of the prior fiscal year. Utilization in the third fiscal quarter is impacted by the holiday season, however utilization still increased compared to the prior quarter due to the increase in client projects during the third quarter of fiscal year 2005. Annualized voluntary attrition decreased to 14% for the quarter ended December 31, 2004, compared to 17% for the same period in the prior year.

Professional Development and Recruiting

      Professional development and recruiting expenses increased $1.2 million, or 84%, during the quarter ended December 31, 2004 and increased $2.3 million, or 70%, during the nine months ended December 31, 2004 as compared to the same periods in the prior year. The increase for both periods is primarily due to our increased campus and experienced recruiting initiatives as well as increases in our level of training development and conduct expenditures. Due to the increased demand for our services, we are recruiting candidates from college campuses as well as non-campus hires at all levels. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, and sourcing fees related to experienced hire searches. As a result of increased headcount, training expenditures have also increased as we have conducted more frequent new hire training programs in fiscal year 2005. We have also continued to invest in developing our training curriculum and have increased the number of training courses offered to employees in the three and nine month periods ended December 31, 2004 compared to the same periods in the prior year.

Marketing and Sales

      Marketing and sales expenses increased $0.4 million, or 68%, during the quarter ended December 31, 2004 and increased $0.6 million, or 29%, during the nine months ended December 31, 2004 as compared to the same periods in the prior year. The increase for both periods is primarily due to increases in marketing personnel, increased external consulting fees related to the continued development of our marketing materials and programs, and increased expenditures related to the Company’s executive learning forums, known as the Exchange.

Management and Administrative Support

      Management and administrative support expenses increased $0.7 million, or 8%, during the quarter ended December 31, 2004 as compared to the same period in the prior year primarily due to the costs incurred for third-party consulting services related to the Sarbanes-Oxley compliance initiative and increased stock-based compensation expense for management and administrative personnel, partially offset by a decrease in information technology-related depreciation expense. Management and administrative support expenses decreased $0.1 million, or 1%, during the nine months ended December 31, 2004 as compared to the same period in the prior year primarily due to decreases in information technology-related depreciation expense, partially offset by costs associated with Sarbanes-Oxley compliance and an increase in stock-based compensation expense for management and administrative personnel.

Restructuring Charges

      In the first quarter of fiscal year 2004, the Company recorded a restructuring charge of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003, and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. The $2.5 million restructuring plan implemented in June 2003 consisted solely of severance and related expenses

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

resulting in workforce reductions in the Europe and Latin America region and the termination of approximately 30 employees.

      These restructuring charges and related accruals required certain significant estimates and assumptions, including estimates of sub-lease rental income to be realized in the future. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the near term resulting in additional adjustments to the amounts recorded, and the effect could be material.

Income Tax Expense

      Income tax expense decreased $0.2 million, or 55%, during the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003. Income tax expense decreased $0.7 million, or 52%, during the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003. The income tax expense recorded in the quarter ended December 31, 2004 was related to income earned in jurisdictions where we do not have available loss carryforwards, or where loss carryforwards are limited. The income tax expense recorded in the quarter ended December 31, 2003 was principally related to income earned in profitable international jurisdictions where we do not have available loss carryforwards. The decrease was due to a change in the mix of earnings among the jurisdictions in which we operate.

      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. As of December 31, 2004, the valuation allowance against deferred tax assets was $66.9 million and covered the full amount of our net federal, state and international deferred tax assets. We have achieved a profitable level of operations in certain tax jurisdictions since the first quarter of fiscal year 2004. If we are able to sustain our profitability in these tax jurisdictions, we may conclude at some point in the future that certain deferred tax assets are more likely than not to be realized, which would lead us to reverse those respective valuation allowances.

Liquidity and Capital Resources

      The following table describes our liquidity and financial position on December 31, 2003 and 2004:

	December 31,

	2003	2004

	(in millions)
Working capital	$75.6	$92.4
Cash and cash equivalents	$79.2	$95.0
Unutilized bank credit facilities	$9.2	$9.2
Stockholders’ equity	$77.2	$94.2

      Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations and proceeds received upon the exercise of stock options by our employees. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program. We anticipate that these sources will provide sufficient liquidity to fund our operating and capital requirements at least through fiscal year 2006.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

      As a matter of prudent business practice, we also maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.5%, at our discretion. The line of credit is secured by certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of December 31, 2004, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit. This line of credit is set to expire on July 31, 2005. While we expect to renew the line of credit agreement on terms similar to those of the existing agreement, we do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit, and therefore do not believe that non-renewal of the line would have a material adverse effect on our business.

Cash Flow from Operating Activities

      During the nine months ended December 31, 2004, net cash provided by operating activities was $25.3 million. This primarily resulted from the following:

•	Net income of $13.0 million, which includes non-cash charges aggregating $13.5 million that must be excluded to arrive at cash flows from operating activities. The principal non-cash charges are stock-based compensation ($10.8 million) and depreciation and amortization ($2.5 million).

•	Changes in assets and liabilities that result from operating activities are also considered in arriving at cash flows from operations. Cash flows from operating activities was increased by $8.3 million as a result of decreases in accounts receivable ($4.7 million), and decreases in prepaid expenses and other current assets ($3.5 million), primarily related to a decrease in VAT receivables.

•	Cash flows from operating activities decreased by $9.5 million as a result of decreases in accounts payable ($2.0 million), cash outflows to reduce the restructuring accrual ($2.1 million), which included payments under contractual lease obligations, and decreases in other assets and liabilities, net ($5.3 million) primarily related to a decrease in VAT payable.

      Our billings for the three and nine months ended December 31, 2004 totaled $58.3 million and $165.9 million, respectively, compared to $46.9 million and $133.4 million for the three and nine months ended December 31, 2003. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from both increased consultants and revenue generating projects. These amounts include value added tax (“VAT”) (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $21.0 million at December 31, 2004 represented 32 days of billings for the quarter ended December 31, 2004. This compares to a gross receivable balance of $22.3 million at December 31, 2003 which represented 43 days of billings for the quarter ended December 31, 2003. The decrease in accounts receivable at December 31, 2004 as compared to December 31, 2003 was principally due to the timing of client payments during the period. The reduction in days of billings in accounts receivable was primarily due to the timing of client billings and payments.

      At the annual meeting of directors on September 14, 2004, the Board of Directors (the “Board”) authorized a partial advance of the fiscal year 2005 cash bonus to all non-partner employees for services performed from April 1, 2004 to September 30, 2004. The cash payment of $2.7 million was accelerated from the usual payout date of April 2005 and was paid to all non-partner employees on December 1, 2004.

DIAMONDCLUSTER INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flow from Investing Activities

      Cash used in investing activities was $1.1 million for the nine months ended December 31, 2004. Cash used in investing activities resulted primarily from capital expenditures for laptops and servers, partially offset by cash provided from other assets resulting from the collection of certain employee notes receivable.

Cash Flow from Financing Activities

      Cash used in financing activities was $11.0 million for the nine months ended December 31, 2004 resulting from the repurchase of DiamondCluster common stock in the amount of $17.9 million, less $9.3 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan, offset by $2.4 million for employee shares withheld for tax purposes.

      The Board has authorized, from time to time, the repurchase of the Company’s common stock in the open market or through privately negotiated transactions (“Buy-back Program”). During the period beginning with the inception of the Buy-back Program in October 1998 until the annual meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were available for repurchase as of September 14, 2004. At the annual meeting of directors on September 14, 2004, the Board restated the aggregate number of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The new authorization approved the repurchase of shares under the Buy-back Program having an aggregate fair market value of no more than $25.0 million. During the quarter ended December 31, 2004, we repurchased 0.6 million shares at an average price of $12.72. As of December 31, 2004, the amount available for repurchase under the Board authorization was $16.5 million. During the period beginning with the inception of the Buy-back Program in October 1998 through December 31, 2004, the number of shares repurchased under the current and prior authorizations was 5.9 million shares at an aggregate cost of $79.0 million, or an average price of $13.30 per share.

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

Foreign Currency Risk

      This information is set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during nine months ended December 31, 2004.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. In response to recent legislation and related regulations, we reviewed our disclosure controls and procedures. We also established a disclosure committee which consists of certain members of our senior management including the Chief Administrative Officer, the Chief Financial Officer, and the General Counsel. The Company’s Chairman and Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer (its principal executive officer and principal financial officers, respectively) have concluded, based on their evaluations as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

      There were no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIAMONDCLUSTER INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1.

      None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The Board of Directors (the “Board”) has authorized, from time to time, the repurchase of the Company’s common stock in the open market or through privately negotiated transactions (“Buy-back Program”). During the period beginning with the inception of the Buy-back Program in October 1998 until the annual meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were available for repurchase as of September 14, 2004. At the annual meeting of directors on September 14, 2004, the Board restated the aggregate number of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The new authorization approved the repurchase of shares under the Buy-back Program having an aggregate fair market value of no more than $25.0 million. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the $25.0 million authorized for share repurchases has been expended. As of December 31, 2004, the amount available for repurchase under the Board authorization was $16.5 million. During the quarter ended December 31, 2004, we repurchased 0.6 million shares at an average price of $12.72 in the following months:

	Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Approximate
			Purchased as Part of	Dollar Value of Shares
	Total Number of	Average Price	Publicly Announced	That May be Purchased
Period	Shares Purchased	Paid per Share	Plans	Under the Plan

October 1, 2004 — October 31, 2004	—	$—	—	$23,841,527
November 1, 2004 — November 30, 2004	439,900	$12.39	439,900	$18,389,368
December 1, 2004 — December 31, 2004	136,000	$13.79	136,000	$16,514,142

DIAMONDCLUSTER INTERNATIONAL, INC.

Items 3-5.

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Risk Factors

      (b) Reports on Form 8-K

          Form 8-K dated October 28, 2004 (earnings release)

*	filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDCLUSTER INTERNATIONAL, INC.

Date: February 8, 2005	By: /s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: February 8, 2005	By: /s/ KARL E. BUPP Karl E. Bupp Vice President, Chief Financial Officer and Treasurer