Form 10-K
period 2005-03-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2005-06-13
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005

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
Common Stock, par value $.001 per share
      Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant is an accelerated filer.     Yes ☑          No ☐
      As of September 30, 2004 there were 34,138,020 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of September 30, 2004 was an estimated $371.8 million, computed based upon the closing price of $12.20 per share on September 30, 2004.
      As of May 31, 2005, there were 34,638,613 shares of Common Stock of the Registrant outstanding.
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

DIAMONDCLUSTER INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
March 31, 2005

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	35
Item 9A.	Controls and Procedures	35
Item 9B.	Other Information	36
PART III
Item 10.	Directors and Executive Officers of the Registrant	37
Item 11.	Executive Compensation	37
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions	38
Item 14.	Principal Accountant Fees and Services	38
PART IV
Item 15.	Exhibits, Financial Statements and Schedules	38
Form of Notices of Grant and Restricted stock Unit Agreement
Form of Notices of Grant and Stock Appreciation Rights Agreement
Notices of Grant and Restricted Stock Unit Agreement
Notices of Grant and Appreciation Rights Agreement
Summary of Outside Director Board Compensation
Code of Business Conduct and Ethics
Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Certifications
Certifications
Certifications
Certifications
Certifications
Certifications
Risk Factors

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
Overview
      DiamondCluster International, Inc. (“DiamondCluster”) is a premier global management consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Our firm offers clients skills in strategy, technology, and program management to help companies reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. We combine innovative strategic thinking, industry expertise, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients using small, multidisciplinary teams because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. Our multidisciplinary approach enables our consultants to develop innovative strategies that may not be identified by consulting firms that use more traditional team structures. We go to market by vertical industry and focus on businesses that are strategically dependent upon technology. We currently serve clients primarily in six industries: financial services, insurance, telecommunications, healthcare, utilities, and the public sector. The Company also has an incubator industry it calls “Enterprise” that encompasses clients in industries outside of those formally served, and includes retail and distribution companies. We operate globally with offices in North America, Europe, the Middle East, and South America.
      DiamondCluster was formed on November 28, 2000, when Diamond Technology Partners Incorporated acquired all of the outstanding shares of Cluster Telecom BV (“Cluster”). Cluster was a pan-European management consulting firm specializing in wireless technology and digital strategies. DiamondCluster generated $193.2 million of net revenue (before reimbursable expenses) from 126 clients in fiscal year 2005. At March 31, 2005, we employed 568 consultants and had offices in Barcelona, Chicago, Dubai, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, São Paulo, and Washington D.C.
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
      Among the most pervasive of these changes is technology. Technology often fundamentally affects how a company relates to its customers, suppliers, employees, investors, and competitors. As such, organizations often invest significant resources in technology. Consequently, technology is increasingly an area of focus among the highest levels of business organizations, including the CEO and the board of directors.
      Management teams turn to consultants for a number of reasons, including the need for deep expertise in a specific area, shorter execution timeframes, risk mitigation, objective perspectives, and the presence of an outside change agent. We believe that companies increasingly seek outside consultants that can provide a combination of innovative strategic analysis, in-depth industry expertise, and a thorough understanding of technology and its applications to help them create and execute plans that will improve their businesses.
      While the fundamental reasons management teams turn to consultants have not changed in decades, we believe a structural change is taking place in the technology consulting industry. The industry is comprised of three main segments: management and advisory, solution delivery and system integration, and offshore maintenance and development. The management and advisory segment is comprised of companies that compete on the basis of their objectivity, relationships, and intellectual capital. Traditional management advisory firms include McKinsey & Company, Booz Allen Hamilton, Inc., and The Boston Consulting Group. These firms have traditionally offered services in corporate strategy, organization, and business processes, and they have recently begun to offer technology advisory services as well. DiamondCluster fits squarely in the management and advisory space.
      The largest portion of the industry is comprised of solution delivery and system integration companies, such as Accenture Ltd., International Business Machines Corporation (IBM), Electronic Data Systems Corporation (EDS), and Computer Sciences Corporation (CSC). These companies typically compete on scale and scope of services, and there are natural trends toward consolidation, more integrated offerings, and establishment of offshore development sites to drive down cost. The offshore segment is comprised of companies that compete on cost and quality, and are generally located in developing economies, such as India, Mexico, Russia, and China. Examples of these firms are Infosys Technologies Limited and Wipro Ltd. These firms have traditionally offered call center and application maintenance and development services, and they are steadily moving upstream to compete directly with the solution delivery and system integration companies. The line between the solution delivery and offshore segments is blurring.
      We believe that the growth and continued consolidation among solution providers, as well as expanding service offerings of offshore firms, will enhance the demand for advisory firms that provide objective advice as a core business, particularly firms with deep competency in technology and operations like DiamondCluster. Further, as both business and technology become increasingly complex, the market for consulting services in general is growing. We believe that this increasing complexity, coupled with the changes in industry structure, increases the importance of an objective advisor that is able to remain vendor independent. Kennedy Information, an independent professional service research company, estimates that, in 2006, the worldwide consulting market will reach $139.4 billion and the information technology (“IT”) consulting portion of that will reach $69.6 billion, based on analysis that took place in 2004.
Our Competitive Strengths
      We combine innovative strategic thinking, in-depth vertical industry expertise, a global presence, a thorough understanding of technology and its applications, and complex program management skills to deliver economic impact for our clients. We offer clients the skills of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We help our clients use technology to reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. We believe the following attributes, in combination, distinguish us from our competitors:
      Objectivity. We provide our clients with objective advice in the areas of strategy, technology, and program management. We believe that the increasing cost and complexity of technology and the changing structure within the consulting industry increase the value to senior management of an objective advisor, such as DiamondCluster. We have intentionally avoided offering services or entering into alliances that might bias our objectivity, such as selling or reselling hardware or software, or offering software development services.

      Collaborative Business Model. Our small-team business model demands that we work collaboratively with our clients. We believe this approach is best because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. We work with CEOs and senior leadership teams of leading organizations worldwide to understand and leverage technology. This approach transfers to the client critical knowledge and accountability that is necessary to enact lasting and productive change. Our model is designed to provide only the highest value services to our clients. When needed, we work with third-party sources, including offshore firms, to execute strategies and plans. We believe this provides maximum value to our clients.
      Small, Multidisciplinary Teams. We work with our clients from the earliest stages of study and assessment, through idea generation, strategy creation, and execution, using small teams with skills in strategy, technology, and program management. We believe our approach of using small, multidisciplinary teams provides our clients with a common perspective and breadth of expertise not available from other consulting firms. This model also enables our clients to develop a relationship with every member of the team.
      Delivery of Results. DiamondCluster delivers tangible results, not just recommendations. Our consultants work with client management to develop a complete cost/benefit analysis, which focuses on metrics such as shareholder value and return on invested capital. DiamondCluster then works with the client to execute plans and achieve the results.
      Strategic Industry Insight and Expertise. We focus on serving six vertical industries: financial services, insurance, telecommunications, healthcare, utilities, and the public sector. We believe our vertical industry focus enables us to define strategies and deliver results that effectively address the market dynamics, regulatory environments, and business opportunities facing our clients.
      Global Diversity and Presence. We deliver our services worldwide through our offices in North America, Europe, the Middle East, and South America. We believe that our global reach and knowledge, combined with our understanding of local markets, provide us the ability to deliver consistent, high-quality consulting services, and to effectively serve our global clients.
      Senior-Level Relationships. We serve “c-level” buyers within an organization (i.e., CEO, COO, CFO, CIO, CMO). We also have in place a number of programs that maintain these relationships in between engagements (see “Business Development”). Our goal is to become managements’ trusted advisor, with no bias towards a particular technology or product.
      Ability to Quickly Evolve Our Offerings. The consulting industry is subject to changes in economic, business, and technology cycles, which requires a consulting firm to be agile in order to maintain the relevancy of its services to the market. Our approach of identifying and scaling new service offerings enables us to quickly evaluate and change our service offerings to meet current client demands. Our people are skilled in three enduring competencies — strategy, technology, and program management — that are independent of particular economic, business, and technology cycles.
      Continuous Innovation. We believe that an enduring, high-quality consulting firm must have three basic qualities: employ highly talented people, maintain a track record of high-impact work, and have the ability to continuously generate new and relevant intellectual capital. While a number of consulting firms have talented people and strong client track records, the ability to continuously generate new intellectual capital is more difficult. DiamondCluster has a systematic approach to innovation, which ensures that we stay ahead of the intellectual capital curve and deliver the most advanced thinking to our clients.
      Foster A Strong Culture. The most important asset of a consulting firm is its people. We have developed a strong and enduring culture by recruiting primarily from leading graduate and undergraduate universities, promoting from within, and developing an environment of continuous learning and innovation that helps to retain our talented professionals (see “Employees and Culture”). We are committed to the long-term growth and development of each of our professionals.

      Experienced and Motivated Management. Our global management team has an average of more than 20 years of experience. They have experience managing consulting businesses through business, economic, and technology cycles, and have strong skills in establishing and developing client relationships.
Our Growth Strategy
      Our goal is to become the consultant of choice for clients looking for an objective partner to help them understand and leverage technology to reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. Our business model is designed to allow us to be an objective and trusted advisor who provides the highest value of services to our clients from strategy through execution. We believe our business model provides our Company with a fundamental differentiation because it requires a collaborative approach with the client, utilizes multidisciplinary teams, and effectively leverages the ongoing stream of new intellectual capital into our organization. The following strategies guide our actions as we grow our business:
      Attract and Retain Skilled Personnel. Our continued success and growth requires us to expand our base of highly skilled professionals. This emphasis on human resources begins with our recruitment of client-serving professionals from leading graduate and undergraduate universities, as well as from industry and from other consulting firms. It continues through the process of training, developing, and promoting promising professionals within DiamondCluster, and it includes the sharing of equity in DiamondCluster as an acknowledgment of merit, a means of retention, and an alignment of interests.
      Cultivate Our Multidisciplinary Culture. In order to maintain a differentiated service offering, we work to develop and sustain a business culture that is common across all of our organizational competencies. We promote our culture by exposing our professionals to all of the various services that we provide through training and practice, while further developing skills in each professional’s principal area of expertise.
      Focus on, and Expand Relationships with Core Clients. We develop strong, long-term relationships with our clients that often lead to repeat business and referrals. We achieve this by doing high-impact work and cultivating close relationships with CEOs and senior leadership teams, even after our work is complete. The access, contact, and goodwill generated through our existing client relationships afford us opportunities to provide additional services, often resulting in multiple projects at a single client and referrals to new clients.
      Nurture and Promote Our Intellectual Capital. We utilize our accumulated knowledge and experience to provide relevant intellectual capital to each project. We continuously seek to identify, disseminate, and incorporate new intellectual capital throughout our organization to keep abreast of business and technology trends, while creating repeatable frameworks that can be leveraged to deliver results more effectively and efficiently. Internal and external experts, as well as industry practitioners including the DiamondCluster Fellows (see “Business Development — Capture Phase”), provide intellectual capital to the Company.
      Continue to Diversify Across Geographic Locations and Industries. We believe that diversifying our business across various geographic locations and industries will allow the Company to have steady growth through economic, business, and technology cycles. We currently serve clients across the globe through eleven offices in North America, Europe, the Middle East, and South America. We serve clients in six key industries: financial services, insurance, telecommunications, healthcare, utilities, and the public sector. The Company also has an incubator industry it calls “Enterprise” that encompasses clients in industries outside of those formally served, and includes retail and distribution companies. We believe that our vertical market focus provides a scalable structure for growth. We expect the number of vertical markets we serve, as well as the services we offer and geographic locations in which we work, to change and grow as our expertise and client demands evolve.
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
Our Services
      DiamondCluster provides services that help leading organizations worldwide understand and leverage technology to reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. We offer clients the skills of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We operate globally with offices in North America, Europe, the Middle East, and South America. We sell our services to “c-level” executives and their senior leadership teams.
      We have a business model that we believe is preferred by clients, and a process for creating and quickly bringing to market new service offerings. Our business model is collaborative and multidisciplinary, providing better value to clients through knowledge transfer and better results through our unique perspective that combines strategy and technology. We believe this approach creates the most lasting and powerful improvements for our clients.
      We have a process for creating new service offerings that identifies and tests market opportunities, refines the service offering, then scales the service offering to bring it to market. By maintaining our consultants’ core skills in strategy, technology, and program management, we are able to be more agile because we are not dependent upon a particular economic, business, or technology cycle.

Service Offerings
      We offer services to help leading organizations worldwide to understand and leverage technology to realize value in their businesses. We deliver our services through small teams with consultants skilled in strategy, technology, and program management. Generally, our services are designed to help companies reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses.
      We go to market by vertical industry and focus on businesses that are strategically dependent on technology. While our core competencies do not change significantly over time, our service lines and service offerings are designed to quickly adapt to client and market needs. By continuously leveraging research from our target markets, we constantly examine and monitor our business and combine our core skills into relevant service offerings.
      We deliver both vertical industry-specific services, and broader based horizontal services that apply across many industries. Our vertical services are designed to address the most pressing industry-specific issues involving technology that are facing executives in our targeted industries. While the competencies required to deliver these services may be the same for each vertical (i.e., strategy, technology, and program management), deep knowledge of the industry is also required. Our horizontal services, which also address executives’ most pressing issues involving technology, require similar skills across industries and tend to have more repeatable processes that can be leveraged across a number of different industries. Below is a representative list of current vertical (industry-specific) and horizontal (cross-industry) services:

Vertical Industries Served
      We currently serve clients primarily in six vertical industries: financial services, insurance, telecommunications, healthcare, utilities, and the public sector. We are working to grow healthcare, utilities, and the public sector as a percent of revenues because these industries are non-cyclical and increase long-term revenue predictability. The Company also has an incubator industry it calls “Enterprise” that encompasses clients in industries outside of those formally served, and includes retail and distribution companies.
      Financial Services Practice. Our financial services industry practice provides services to capital markets firms, retail brokerages, credit card issuers, credit card processors and payment system operators, and full-service retail and commercial banks. We help these financial services clients with the issues they face today, including the need to manage large technology and business transformations, improve productivity through strategic sourcing, prepare for Basel II implementation, grow revenues by developing enterprise-wide payment strategies and multi-channel integration strategies, and assess various leading technologies. Representative clients in the financial services industry have included: Federal Reserve Bank of Chicago; Goldman Sachs Group Inc.; MasterCard Incorporated; and Visa International. During fiscal year 2005, financial services clients represented 30% of gross revenue.
      Insurance Practice. Our insurance practice provides services to life, property and casualty, reinsurance, and brokerage firms. We advise and collaborate with our clients to address important business issues, such as speed to market, market agility, agent and customer experience and retention, distribution efficiency and effectiveness, information strategies to improve decision-making and execution, technology strategy, technology operations and enterprise architecture, large-scale technology and business transformation, and strategic sourcing. Representative clients in the insurance industry have included: Allstate Corporation and Royal and Sun Alliance Group PLC. During fiscal year 2005, insurance clients represented 20% of gross revenue.
      Healthcare Practice. Our healthcare industry practice provides services to large healthcare payers, providers, medical equipment manufacturers, and pharmaceutical companies. We help our healthcare clients address some of their most important business issues including medical and administrative costs reduction, post-merger integration, value extraction, and legacy system rationalization. Representative healthcare clients have included: Aetna Inc.; Excellus Health Plan, Inc.; and Blue Cross Blue Shield of Massachusetts, Inc. During fiscal year 2005, healthcare clients represented 11% of gross revenue.

      Telecommunications Practice. Our telecommunications industry practice provides services to operators, vendors, and content providers in the equipment, wireless, cable, and fixed line markets. We assist our telecommunications clients with business and marketing strategy, customer behavior insight, profit improvement, wireless and broadband strategy and execution, wireless bid and launch, convergence, and IT assessment and strategy issues. Representative telecommunications clients have included: Belgacom Mobile N.V./S.A.; Deutsche Telekom, AG; Sprint PCS; U.S. Cellular Corp. and Telefónica Móviles SA. During fiscal year 2005, telecommunications clients represented 26% of gross revenue.
      Utilities Practice. Our utilities industry practice provides services to energy companies in generation and wholesale, gas supply, distribution, and commercialization. We help our clients define and implement innovative strategies in an environment of gas-electricity convergence and evolving regulations. Representative clients in the utilities sector have included: EDF; Gaz de France; Endesa, SA; and Electricidade de Portugal. During fiscal year 2005, utilities clients represented 2% of gross revenue.
      Enterprise Practice. The enterprise practice, a North American practice, is a cross-industry practice. Its role is to identify, incubate, and scale new vertical practices. The enterprise practice currently includes clients in the retail, distribution, manufacturing, and logistics industries. We help our clients better understand customer needs across the value chain, increase visibility to their customers, and assist with strategic pricing alternatives to maximize operating income. The enterprise practice, previously called the retail and distribution industry practice, has included clients such as: American Greetings Corporation; Sears Holdings; Fisher Scientific International, Inc.; Deere & Company; and Lowe’s Companies, Inc. During fiscal year 2005, the enterprise practice clients represented 8% of gross revenue.
      Public Sector Practice. The public sector practice provides services to U.S. local, state, and federal government agencies. Issues facing this sector today include increased scrutiny to demonstrate performance and measurable results for spending, demand for agencies to become more citizen-centric by minimizing complexity and improving responsiveness, and homeland security. Representative clients in the public sector have included: the U.S. Department of Justice, the Chicago Transit Authority, and a major U.S. national laboratory. We first began offering services to the public sector in North America during fiscal year 2002. During fiscal year 2005, public sector clients represented 3% of gross revenue.
Business Development
      We primarily serve “c-level” executives of national and multinational businesses. Our fees are sourced from both operating budgets as well as information technology budgets within our clients’ organizations. Our practice partners (the term “partner” is an internal designation only and does not refer to a partner of a general or limited partnership; all partners are officers of the Company) are assigned to a vertical practice (see “Our Services: Vertical Industries Served”). Each vertical industry practice maintains a list of prospects and a senior partner is assigned revenue and profit contribution responsibility for each practice.
      Our business development process is designed to efficiently attract the Company’s best prospects, leverage the firm’s strong track record of project successes and references, and then sustain a long-term, value-added relationship. Across the various phases of the business development process, programs are designed to build brand recognition, create and provide for the placement of new intellectual capital, promote industry practices, and develop and deepen client relationships in a focused manner. The process has four stages — Attract, Capture, Convert, and Retain — each with different objectives and programs within each stage specifically designed to support these objectives.

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
      Books, surveys, and published viewpoints provide intellectual capital for our business development programs. Books published by employees or Fellows in the past include: Unleashing the Killer App: Digital Strategies for Market Dominance, The Seven Steps to Nirvana: Strategic Insights into eBusiness Transformation, and E-Learning: Strategies for Delivering Knowledge in the Digital Age. Recent surveys conducted by the Company, or in conjunction with an academic institution, include: “The 2005 Global IT Outsourcing Study,” “The 2004 Global IT Outsourcing Study,” “IT Portfolio Management: Challenges and Best Practices,” and “The 2002 Global IT Outsourcing Study.” Recently published viewpoints produced by the Company include: “Banking on Payments: Protecting and Extending Banks’ Electronic Payments Franchise,” “Heroic IT Management Is No Longer Enough: Moving to Systematic Technology Management,” “The Calculus of Commerce: Why Business Models Are Aging Faster and What To Do About It,” “Closing the Customer Loyalty Loop,” “A Root-Cause Analysis Strategy for Improving Customer Satisfaction,” and “The Rise of the Networked Organization.”

Capture Phase
      Capture programs are designed to create relationships with interested executives, while continuing to showcase the Company’s capabilities. We build relationships directly through our partners, as well as collaboratively with our DiamondCluster Fellows and Client Relationship Executives (see below).
      Diamond Exchange (DX). The Exchange is a series of executive learning forums that we launched in February 1997. CEOs and other senior executives within our target vertical industries are invited to participate in the Exchange. We provide our members with innovative, leading-edge research to explore and understand the strategic risks and opportunities of emerging technologies. The Diamond Exchange offers four learning forums:

DX Summit: Exchange members meet three times a year to discuss current issues and research findings, and their business implications. During these meetings, we provide the members with the opportunity to discuss their issues with DiamondCluster Fellows, our partners, and other business leaders. In fiscal year 2005, we conducted three DX Summits, entitled: “Fortifying Customer Loyalty,” “Reinvigorating Innovation,” and “Staple Yourself to a Customer: Putting One Face Forward.”

DX Intelligence: These sessions, held twice a year, allow executives to explore a business issue at a deeper level within a specific industry. DiamondCluster develops proprietary research and shares the findings with members and research participants.

DX Workshop: Exchange members that are particularly intrigued by a specific topic or presentation given at a DX Summit or DX Intelligence session are able to have the DiamondExchange come to them. The workshops provide members the ability to have a private session within their organization, conducted by the DiamondCluster partners, Fellows, and Exchange team.

DX Dinner: Dinners are held once per quarter and are hosted by well-known innovators and trendsetters in the business and technology field, our own DiamondCluster Fellows, and regional or national policymakers. The dinners provide an intimate setting for our members to gather and discuss pressing issues. During fiscal year 2005 Marvin Zonis, DiamondCluster Fellow, global and political expert, and author, hosted a dinner entitled “Leading in Today’s Political and Economic Landscape.”
      Client Relationship Executives. Client Relationship Executives, or CREs, provide an alternative relationship development channel for DiamondCluster. Our CREs are comprised of retired executives, executives-in-transition, and professional sales executives. The program leverages these executives’ senior-

level contacts within our targeted vertical industries. The program is also designed to enhance brand awareness of our capabilities among industry sector senior executives. CREs do not directly offer DiamondCluster services, but facilitate introductions to industry buyers of consulting services. Our CREs have non-exclusive contracts with the firm and are typically paid on commission basis. At March 31, 2005, we had 24 CREs globally, the majority of which are former CEOs, COOs, and CFOs.
      DiamondCluster Fellows. The DiamondCluster Fellows are a group currently comprised of 11 recognized business and technology leaders associated with DiamondCluster. DiamondCluster Fellows provide us with a set of skills that augment and enhance the value that we can provide to our clients. DiamondCluster Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the Exchange, and participate in client projects. DiamondCluster Fellows are contractually committed to dedicate a certain number of days annually to DiamondCluster to support marketing and client work. DiamondCluster Fellows are compensated with a combination of equity and per diem payments for services provided to us, or to our clients, on our behalf.
      As of March 31, 2005, DiamondCluster Fellows include:

Dan Ariely is a professor at MIT with a joint appointment between MIT’s program in Media Arts and Sciences and the Sloan School of Management. He is the principal investigator of the MIT Media Lab’s eRationality group and co-director of the Lab’s SIMPLICITY consortium. His current projects include examinations of on-line auction behaviors, personal health monitoring, the effects of different pricing mechanisms, and the development of systems to overcome day-to-day irrationality.

Vincent Barabba is the former General Manager of Corporate Strategy and Knowledge Development of the General Motors Corporation. Mr. Barabba twice served as Director of the United States Bureau of the Census. He has served as U.S. Representative to the Population Commission of the United Nations. Mr. Barabba is the author of Meeting of the Minds, and co-author of Hearing the Voice of the Market and Decision Making Amid Turbulence, the Story of the 1980 Census.

John Perry Barlow is a writer and lecturer on the social, legal, and economic issues arising on the border between the physical and virtual worlds. He is a contributing writer for Wired magazine and co-founder and Vice Chairman of the Electronic Frontier Foundation, an organization that promotes freedom of expression in digital media.

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

Dan Bricklin is Chief Technology Officer of Interland, Inc., the largest Web hosting and online services company dedicated to helping small and medium businesses achieve success by providing the knowledge, services, and tools to build, manage, and promote businesses. Mr. Bricklin is best known for co-developing VisiCalc, the first electronic spreadsheet, while he was a student at the Harvard Business School. VisiCalc is widely credited for fueling the rapid growth of the personal computer industry.

Eric Clemons is professor of operations and information management at the Wharton School of the University of Pennsylvania. He has been a pioneer in the systematic study of the transformational impacts of information on the strategy and practice of business. He specializes in assessing the competitive implications of information technology, and in managing the risks of large-scale implementation efforts.

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

David P. Reed, Ph.D. is an information architect and independent entrepreneur who focuses on designing the information space in which people, groups, and organizations operate. He was a senior scientist at Interval Research Corp., Vice President and Chief Scientist for Lotus Development Corp., and Vice President of Research and Development and Chief Scientist at Software Arts Inc.

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

Convert Phase
      Programs within this phase are designed to convert prospects into client relationships. The programs in the Convert phase support our partners during the process of identifying and discussing potential engagements, negotiating the terms of engagements, and directing the staffing and execution of consulting projects.
      DiamondCluster Knowledge Center. The DiamondCluster Knowledge Center provides project teams with access to both internal and external research and expertise on a variety of industry, technology, economic, and business topics on a global basis. The Knowledge Center is also responsible for converting existing project work into repeatable frameworks that can be leveraged for future projects.
      Intellectual Capital Alliances. In an increasingly complex business environment, intellectual capital alliances are essential to delivering technology savvy strategies and high-impact results. Our Intellectual Capital Alliance program is designed to provide DiamondCluster’s professionals and clients with early access to market-leading hardware and software, as well as to provide specialized services and training. DiamondCluster builds strong relationships with selected companies to develop its intellectual capital and provide the best ideas to its clients with lower execution risk and accelerated speed-to-market.
      Our Intellectual Capital Alliance program has two components — Strategic Alliances and Network Alliances. Strategic Alliance companies work with us to develop industry points-of-view and white papers, co-sponsor conferences, develop unified professional development programs, and pursue joint business opportunities. Network Alliances are designed to identify best-of-breed technologies and services that are currently relevant to our clients.
      All of our intellectual capital alliances are non-exclusive agreements designed to deliver benefits to both organizations through knowledge sharing and joint marketing. DiamondCluster does not recognize revenue for work performed by any alliance company, and there are no fees associated with joining the Intellectual Capital Alliance program.

      Key Network Alliance companies include Embarcadero Technologies, Enamics, Hewlett-Packard, Intel, Oracle, and SAS Institute, Inc. As of March 31, 2005, there were three companies in our Strategic Alliance program:

Strategic Alliance Company	Description

IBM	IBM strives to lead in the creation, development, and manufacture of the industry’s most advanced information technologies, including computer systems, networking systems, storage devices, and microelectronics.
Microsoft	Microsoft is the worldwide leader in software, services, and Internet technologies for personal and business computing.
Sun Microsystems	Sun Microsystems is a leading provider of industrial-strength hardware, software, and services that power the Internet.
      Center for Technology Innovation. The Center for Technology Innovation, based in Chicago, serves as the proving ground for our ideas. DiamondCluster professionals work with our Fellows and other knowledge leaders to support and enable inventive client work, and build our intellectual capital around emerging technologies. A series of technology frameworks and tools are developed and maintained at the Center for Technology Innovation. These tools are designed to accelerate achievement of results through proven processes, reusable templates, guides, and technical papers. Our various strategic alliance companies provide the hardware and software in the Center for Technology Innovation.

Retain Phase
      Programs in the Retain phase are designed to help our partners maintain ongoing relationships and offer former clients ongoing value while allowing the Company to identify opportunities for additional work.
      Diamond Exchange. A proactive effort is made to ensure that clients that are not in an active consulting engagement continue to participate in the Exchange, ensuring that the Company keeps them in a value-added relationship.
      Ongoing Communications. Past clients are kept on a list to receive relevant intellectual capital from the Company, including survey results, viewpoints, and reprints of relevant articles.
Employees and Culture
      Employees. As of March 31, 2005, we had 751 employees. Of these employees, 568 were client-serving professionals and 183 were management and administrative personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems, and administrative support. The responsibilities of our partners include client relationship development, business development, client management, program management, thought leadership, professional staff development, and mentoring. Our partners have an average of twenty years of experience.
      Culture. We believe our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all competencies and industry practices in the organization. DiamondCluster’s employees are talented and energetic professionals that come from a multitude of professional backgrounds. DiamondCluster believes that this fosters an exciting and diverse work environment. Three primary elements comprise our culture:

—	an environment that intellectually challenges our personnel through continuous training and innovative and high-impact client work;

—	consistent compensation and career paths across all competencies within DiamondCluster; and

—	participation by all of our employees in our continuing development and ownership of DiamondCluster.

      Recruiting. We believe our long-term success will depend on our ability to continue to attract, retain, and motivate highly skilled employees. We attribute our success in hiring these people to our ability to provide individuals with high-impact client opportunities, multidisciplinary training, career development, attractive long-term career advancement opportunities, a small-team work environment, a collaborative approach to consulting, and competitive compensation.
      Although a number of our current employees were hired directly from other firms, our long-term strategy is to hire professionals primarily from the leading undergraduate and graduate business and technology programs at leading universities. Senior-level positions are predominantly filled from internal promotions.
      Training and Professional Development. Our training and professional development programs help us to deliver high-quality services to our clients, as well as to attract and retain highly skilled professionals. We have developed programs that ensure all individuals have the opportunity to develop consulting, business, and technology skills throughout their careers. Leveraging our innovation programs, our professional development programs reinforce our culture by exposing all professionals to the various services we provide while further developing deep skills in each professional’s principal area of expertise.
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
      Our partners are eligible to receive an annual bonus comprised of cash and equity-based instruments commensurate with their level of responsibility and based on overall performance. Our partners are granted equity upon being elected a partner. Equity-based instruments that we issue to partners typically vest ratably over five years. Individuals below the partner level are awarded annual bonuses comprised of cash and equity based on their performance and the Company’s overall performance. Our non-partners are granted equity-based instruments at the time of hire, which typically vest ratably over four years.
Competition
      We operate in a competitive and rapidly changing global market and compete with a variety of organizations that offer services similar to those that we offer. Our clients generally retain us on a non-exclusive basis. We compete with a number of different types of businesses, including:
      Traditional management and strategy consulting firms that focus on advising managements on organization and corporate strategy. Many of the traditional strategic consulting firms have recently added services in information technology.
      Systems integration and IT consulting firms that design and implement technology solutions, including software installation, for departments and enterprises. These firms have recently grown in size and scope of services, including the provision of offshore software development.
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
      Many of our competitors are substantially larger than we are and have significantly greater financial, technical, and marketing resources; greater name recognition; and greater revenues. Furthermore, we face the challenge of competing for and retaining the best personnel available in the business services market. Mergers or consolidations in our market may create new, larger, or better-capitalized competitors with enhanced abilities to attract and retain professionals.

      We believe that the principal criteria considered by prospective clients when selecting a consulting firm include skills and capabilities of consultants, scope of services, service model approach, global presence, technical and industry expertise, reputation and quality of past work, perceived value, and a results orientation.
      We believe we are well positioned against these competitors. Furthermore, we believe the increasing complexity of technology, and the current structural changes in the consulting industry, increase the value to senior management of an objective advisor with deep expertise in strategy, operations, and technology, including the ability to accelerate program execution.
Executive Officers of the Registrant
      At present, our executive officers are as follows:

Name	Age	Position

Melvyn E. Bergstein	63	Chairman of the Board of Directors and Chief Executive Officer
Karl E. Bupp	43	Chief Financial Officer and Treasurer
Adam J. Gutstein	42	President, Managing Director — Europe and Latin America, and Director
William R. McClayton	60	Chief Administrative Officer
Jay D. Norman	48	Managing Director — North America and the United Kingdom
John J. Sviokla	47	Vice Chairman and Director
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
      Karl E. Bupp co-founded Diamond and joined us in April 1994 as Vice President of Financial Planning responsible for our internal planning, analysis, and treasury functions. Since July 1998, Mr. Bupp has served as our Chief Financial Officer and Treasurer. Prior to joining us, Mr. Bupp was the Corporate Controller, and Director of Planning and Treasury Services for Technology Solutions Company. From 1985 to 1993, he held various financial management and analyst positions with MCI Telecommunications Corporation.
      Adam J. Gutstein co-founded Diamond in January 1994 and became President in June 2004. He has served as director of the Company since August of 1999. From July 1998 to April 2000, Mr. Gutstein served as Chief Operating Officer responsible for the client-serving operations including sales and delivery of our services, revenue, and profit contribution. From May 2000 through October 2000, Mr. Gutstein led our corporate development efforts resulting in the successful acquisition of Cluster Consulting in late 2000. From November 2000 through July 2003, Mr. Gutstein assumed the title of President, North America, and in July 2003 became Managing Director of Europe and Latin America. Prior to joining us, Mr. Gutstein was a Vice President at Technology Solutions Company and a Manager with Andersen Consulting, now Accenture.
      William R. McClayton joined the Company in April 2001 as a Partner and Chief Administrative Officer responsible for finance, planning, legal, human resources, investor relations, information technology, marketing and facilities worldwide. Prior to joining DiamondCluster, Mr. McClayton was a partner of Arthur Andersen LLP. During his 35-year career at Arthur Andersen, Mr. McClayton served public and privately held audit clients, and led the firm’s Chicago-based global financial markets practice for ten years.
      Jay D. Norman joined the Company in January 2003 as Partner responsible for the financial services and insurance practice area. In June 2004, he became Managing Director of North America, responsible for the sales and delivery of our North American services, revenue, and profit contribution. Effective April 1, 2005,

Mr. Norman assumed the additional responsibility of Managing Director of the United Kingdom. Prior to joining the Company, Mr. Norman was a Partner at PricewaterhouseCoopers, leading their financial services global e-business practice. His experience also includes positions with McKinsey and Company, Inc. and Accenture.
      John J. Sviokla joined the Company in September 1998 as a Partner and Vice President and became a member of our board of directors in August 1999. Since April 1, 2000, Dr. Sviokla has served as Vice Chairman. Prior to joining us, Dr. Sviokla was a professor at the Harvard Business School from October 1986 to August 1998. His pioneering work on Marketspace established Harvard’s first course on electronic commerce, and he co-authored the seminal articles Managing in the Marketspace and Exploiting the Virtual Value Chain, both appearing in the Harvard Business Review. Dr. Sviokla has authored over 90 articles and cases, has edited books, and has been a consultant to large and small companies around the world. He has been a guest professor at many universities including Kellogg, MIT, The London Business School, the Melbourne Business School, and the Hong Kong Institute of Science and Technology.

Item 2.	Properties
      Our international headquarters and principal administrative, information systems, financial, accounting, marketing, legal and human resources operations are located in leased office space in Chicago, Illinois. We also have leased office space in Washington D.C.
      European, South American and Middle Eastern operations are based in leased offices in Barcelona and Madrid, Spain; Dubai, United Arab Emirates; Düsseldorf and Münich, Germany; Lisbon, Portugal; London, UK; Paris, France; and São Paulo, Brazil.

Item 3.	Legal Proceedings
      We are not party to any claims or actions that we believe could have a material adverse effect on our results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Common Stock is quoted on the Nasdaq National Market under the symbol “DTPI.” The following table sets forth for the periods indicated the high and low intraday sales prices for our Common Stock.

	Sales Price Per
	Share

	High	Low

Fiscal year ended March 31, 2004:
First Quarter	$3.89	$1.38
Second Quarter	7.38	3.50
Third Quarter	10.46	6.56
Fourth Quarter	$12.00	$7.98
Fiscal year ended March 31, 2005:
First Quarter	$10.91	$6.73
Second Quarter	12.79	6.48
Third Quarter	14.98	10.80
Fourth Quarter	$17.25	$13.74
      On June 2, 2005, the closing price of Common Stock was $13.10 per share. At such date, we had approximately 6,000 holders of record of Common Stock.
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
      The Board of Directors (the “Board”) has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions (“Buy-back Program”). During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. As of March 31, 2005, the amount available for repurchase under the Board authorization was $2.8 million. In April 2005, the Board authorized the repurchase of additional shares of the Company’s outstanding Common Stock under the existing Buy-back Program having an aggregate market value of up to $50.0 million. As of May 1, 2005, the amount available for repurchase under the Buy-back Program was

$52.8 million. During the quarter ended March 31, 2005, we repurchased 0.8 million shares at an aggregate cost of $13.7 million, or an average price of $16.46, in the following months:

	Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Approximate Dollar
	Total Number of	Average Price	Purchased as Part of	Value of Shares That May be
Period	Shares Purchased	Paid per Share	Publicly Announced Plans	Purchased Under the Plan

January 1, 2005 — January 31, 2005	43,800	$14.92	43,800	$15,860,891
February 1, 2005 — February 28, 2005	545,300	$16.54	545,300	$6,843,719
March 1, 2005 — March 31, 2005	243,200	$16.56	243,200	$2,816,593

Item 6.	Selected Financial Data
      The selected financial data presented below has been derived from our consolidated financial statements. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,

	2001	2002	2003	2004	2005

	(Amounts in thousands, except per share amounts)
Statement of Operations Data(1):
Revenue:
Net revenue	$266,536	$181,215	$132,974	$154,785	$193,163
Reimbursable expenses	40,864	21,745	19,331	22,329	26,612

Total revenue	307,400	202,960	152,305	177,114	219,775

Project personnel expenses:
Project personnel costs before reimbursable expenses	159,910	183,979	161,038	114,054	127,611
Reimbursable expenses	40,864	21,745	19,331	22,329	26,612

Total project personnel expenses	200,774	205,724	180,369	136,383	154,223

Gross margin (loss)	106,626	(2,764)	(28,064)	40,731	65,552

Other operating expenses:
Professional development and recruiting	26,702	10,928	4,272	4,395	7,697
Marketing and sales	13,445	7,224	4,092	2,948	3,776
Management and administrative support	42,203	47,565	38,123	35,207	35,837
Goodwill amortization	21,928	61,850	—	—	—
Restructuring charges	—	15,542	29,266	3,975	—
Impairment charge on long lived assets	—	—	94,315	—	—

Total other operating expenses	104,278	143,109	170,068	46,525	47,310

Income (loss) from operations	2,348	(145,873)	(198,132)	(5,794)	18,242

Interest income, net	11,999	4,138	2,586	1,062	1,520
Other expense	(8,714)	(2,985)	(2,442)	(25)	31

Total other income, net	3,285	1,153	144	1,037	1,551

Income (loss) before taxes and cumulative effect of change in accounting principle	5,633	(144,720)	(197,988)	(4,757)	19,793
Income tax expense (benefit)	18,500	(11,048)	21,209	654	(13,245)

Income (loss) before cumulative effect of change in accounting principle	(12,867)	(133,672)	(219,197)	(5,411)	33,038
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(140,864)	—	—

Net income (loss)	$(12,867)	$(133,672)	$(360,061)	$(5,411)	$33,038

Basic net income (loss) per share of Common Stock(2),(3)	$(0.49)	$(4.34)	$(11.41)	$(0.17)	$0.99
Diluted net income (loss) per share of Common Stock(2),(3)	$(0.49)	$(4.34)	$(11.41)	$(0.17)	$0.91
Shares used in computing basic net income (loss) per share of Common Stock(2)	26,448	30,813	31,548	32,710	33,516
Shares used in computing diluted net income (loss) per share of Common Stock(2)	26,448	30,813	31,548	32,710	36,281

	March 31,

	2001	2002	2003	2004	2005

	(Amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$87,758	$95,473	$26,953	$39,004	$42,270
Short-term investments	63,600	1,300	48,375	42,300	55,975
Working capital	132,501	103,564	67,326	79,585	104,086
Total assets	522,256	401,176	109,491	122,667	153,672
Long-term debt, including current portion	500	—	—	—	—
Total stockholders’ equity(4)	$452,367	$375,098	$72,377	$80,787	$117,945

(1)	On April 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill. During the years ended March 31, 2002 and 2001, our operating results included $61.9 million and $21.9 million, respectively, of goodwill amortization. In addition, certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the reported net income (loss).

(2)	See Note 2 of “Notes to Consolidated Financial Statements” for an explanation of the methods used to compute basic and diluted earnings (loss) per share data.

(3)	In fiscal year 2003, the basic and diluted net loss per share of Common Stock included a net loss of $(4.47) per share due to the cumulative effect of change in accounting principle.

(4)	We have never declared or paid cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following information should be read in conjunction with the information contained in the consolidated financial statements and related notes included elsewhere in this annual report.
Overview
      We are a premier global management consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Our firm offers clients skills in strategy, technology, and program management to help companies reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. We combine innovative strategic thinking, deep industry expertise, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. During the fiscal year ended March 31, 2005 we generated net revenue of $193.2 million from 126 clients. At March 31, 2005, we employed 568 consultants and had eleven offices in North America, Europe, South America and the Middle East, which included Barcelona, Chicago, Dubai, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, São Paulo and Washington, D.C.
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
      We have had eight consecutive quarters of net revenue growth resulting from an increase in the demand for our services. Net revenue for the fourth quarter of fiscal year 2005 increased 4% compared to the third quarter of fiscal year 2005, and 21% compared to the fourth quarter of the prior fiscal year. For the fiscal year ended March 31, 2005, our net revenue was $193.2 million, an increase of $38.4 million, or 25%, compared with the prior year.
      We generate revenue in many different countries throughout the world and our revenues are denominated in multiple currencies, including the U.S. Dollar, the Euro, the British Pound Sterling and the Brazilian Real. As such, our revenues and expenses may be significantly impacted by fluctuations in foreign currency exchange rates. Assuming constant foreign currency translation rates, net revenue for the fourth quarter of fiscal year 2005 would have increased 3% compared to the third quarter of fiscal year 2005 and 19% compared to the fourth quarter of the prior fiscal year. Assuming constant foreign currency translation rates, net revenue for the fiscal year ended March 31, 2005 would have increased 22% over fiscal year 2004.
      The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to project personnel, variable incentive compensation, and related benefits associated with professional staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between net revenue and project personnel costs before reimbursable expenses to be an important measure of our operating performance. Net revenue less project personnel costs before reimbursable expenses, or gross margin, is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. To accommodate the growth in the demand for our services, we increased our practice headcount to 568 at March 31, 2005, compared to 538 at December 31, 2004 and 481 at March 31, 2004. Our gross margin increased $5.5 million, or 42%, in the fourth quarter of fiscal year 2005 compared to the fourth quarter of the prior fiscal year. Gross margin increased $24.8 million, or 61%, in fiscal year 2005 compared to fiscal year 2004. These increases are primarily due to increased headcount, higher realized billing rates and higher utilization of consultants. Our annualized net revenue per practice professional was $372 thousand for fiscal year 2005, compared to $320 thousand for fiscal year 2004.
      Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space), and other administrative support for project personnel. Management believes that income from operations, which is gross margin less other operating expenses is an important measure of our operating performance. Income from operations increased $3.3 million, or 139%, in the fourth quarter of fiscal year 2005 compared to the fourth quarter of the prior fiscal year. Income from operations in fiscal year 2005 increased $24.0 million from a loss of $5.8 million in fiscal year 2004, to income of $18.2 million in fiscal year 2005.
      We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management.

We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the fourth quarter of fiscal year 2005 was 66% which was consistent with the third quarter of fiscal year 2005 and increased slightly from 65% in the fourth quarter of the prior fiscal year. Our utilization rate for fiscal year 2005 remained relatively stable at 65% compared to 66% in fiscal year 2004.
      Our net cash provided by operations for the fiscal year ended March 31, 2005 was $32.8 million and included net income of $33.0 million, a decrease in accounts receivable of $2.0 million due to an increase in collections and a change in deferred tax assets of $20.6 million primarily due to the reversal of certain valuation allowances for deferred tax assets of $20.1 million.
      Management believes that the free cash flow metric, defined as net cash provided by operating activities ($32.8 million) net of capital expenditures ($1.8 million), provides a consistent metric from which the performance of the business may be monitored. Free cash flow was $31.1 million for the fiscal year ended March 31, 2005 and $6.9 million for the fiscal year ended March 31, 2004.
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
      For a more detailed discussion of these factors, see Exhibit 99.1 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2005. We undertake no obligation to update or revise any forward-looking statements.
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

Revenue Recognition
      We earn revenues from a range of consulting services, including helping organizations worldwide to leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. Our revenues are comprised of professional fees for services rendered to our clients plus reimbursement of out-of-pocket expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. Revenue is recognized over the term of the client engagement in direct proportion to the level of services performed by each member of the engagement team during the period relative to the estimated total level of effort required to perform the project. Therefore, the amount of revenue recognized in a period is for all intents and purposes, equal to the amount that would be recognized based on the stated contract price and the ratio of direct costs incurred in the period to perform the service to the total estimated direct costs of the project.
      Service revenue recognition inherently involves a degree of estimation. Examples of important estimates in this area include determining the level of effort required to execute the project, calculating costs incurred and assessing our progress toward project completion on an ongoing basis. We believe that these are critical accounting estimates because they can materially affect our revenues and earnings and require us to make judgments about matters that are uncertain. We utilize a number of management processes to monitor project performance and revenue recognition including monthly reviews of the progress of each project against plan, staff and resource usage, service quality and client feedback. From time to time, as part of our normal management process, circumstances are identified that require us to revise our estimates of the timing of revenues to be realized on a project. To the extent that a revised estimate affects revenue previously recognized, we record the full effect of the revision in the period when the underlying facts become known.

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
      Management makes estimates of the amount of our billed and unbilled accounts receivable that may not be collected from clients. We believe the allowance for doubtful accounts is a critical accounting estimate because it can materially affect our operating results and requires us to make judgments about matters that are uncertain. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers our overall experience with estimating uncollectible amounts. We recognize the effect of changes in our estimates, assumptions and assessments of the factors impacting the collectibility of amounts due from customers on an ongoing basis. As of March 31, 2005, our accounts receivable balance was $22.0 million, including unbilled accounts receivable of $5.6 million, and net of an allowance for doubtful accounts of $1.1 million. Unbilled receivables represent revenues earned for services performed that have not been billed. Unbilled receivables are typically billed the following month.
      Although we and our clients agree on the scope of projects, expected deliverables and related fees in advance, from time to time we have made revisions to the scope of work and deliverables without making a corresponding adjustment to the fees for the project. We refer to this as “project run-on” as these revisions generally cause a project to extend beyond its targeted completion. We monitor our actual project run-on experience on an ongoing basis and perform monthly reviews of projects in progress against plan. We provide for project run-on costs based on our analysis of historical experience. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. As of March 31, 2005, our deferred revenue balance was $1.6 million. Also included in the deferred revenue balance is $0.6 million of prepaid client fees related to consulting services that the Company expects to earn in future periods. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

Operating Expenses
      The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to project personnel, variable incentive compensation, and related benefits associated with professional staff. Other related expenses include travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. The amount of these other direct costs can vary substantially from period to period depending largely on revenue. However, project personnel and related expenses are relatively stable in nature, and declines in revenue will often result in reduced utilization of professional personnel and lower operating margins.
      Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, facilities (including the renting of office space), and other administrative support for project personnel.
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

Valuation of Deferred Tax Assets
      In determining our current income tax provision we assess temporary differences resulting from differing treatments of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets we must assess the likelihood that these assets will be recovered from future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance to reduce the net deferred tax asset to a value we believe will be recoverable by future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about the Company’s future income over the life of the deferred tax asset, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations. Management’s assumptions about future income require significant judgment because actual income has fluctuated in the past and may continue to do so.
      In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our performance, our project pipeline, and other appropriate factors.
      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. Based on the positive financial performance in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.1 million of the valuation allowance as of March 31, 2005. As of March 31, 2005, the remaining valuation allowance against deferred tax assets was $45.5 million and covered international deferred tax assets, capital loss carryforwards, and certain state net operating loss carryforwards. The need to maintain a valuation allowance will be reviewed on at least a quarterly basis.

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
      During the fourth quarter of fiscal 2003, we performed the required annual impairment review for goodwill and recorded an additional non-cash charge of $94.3 million, which was recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. This impairment charge was recognized to reduce the carrying value of goodwill at our Europe and Latin America reporting unit ($84.3 million) and our North American reporting unit ($10.0 million). These charges reflect the units’ lower than expected performance, including the continued decline in the consulting market, and lower valuations in the consulting industry primarily due to then current market conditions and related competitive pressures. The impairment charges are non-cash in nature and do not affect the Company’s liquidity. As a result of the charges recognized during the year ended March 31, 2003, the carrying value of our goodwill was reduced to zero at March 31, 2003 and remained at zero at March 31, 2004 and 2005.

Results of Operations
      The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

	Year Ended March 31,

	2003	2004	2005

Revenue:
Net revenue	100.0%	100.0%	100.0%
Reimbursable expenses	14.5	14.4	13.8

Total revenue	114.5	114.4	113.8
Project personnel expenses:
Project personnel costs before reimbursable expenses	121.1	73.7	66.1
Reimbursable expenses	14.5	14.4	13.8

Total project personnel expenses	135.6	88.1	79.9

Gross margin	(21.1)	26.3	33.9

Other operating expenses:
Professional development and recruiting	3.2	2.8	4.0
Marketing and sales	3.1	1.9	2.0
Management and administrative support	28.6	22.8	18.5
Restructuring charges	22.0	2.6	—
Impairment charge on long lived assets	71.0	—	—

Total other operating expenses	127.9	30.1	24.5

Income (loss) from operations	(149.0)	(3.8)	9.4
Other income, net	0.1	0.7	0.8

Income (loss) before taxes and cumulative effect of change in accounting principle	(148.9)	(3.1)	10.2
Income tax expense (benefit)	16.0	0.4	(6.9)

Income (loss) before cumulative effect of change in accounting principle	(164.9)	(3.5)	17.1
Cumulative effect of change in accounting principle, net of income tax benefit	(105.9)	—	—

Net income (loss)	(270.8)%	(3.5)%	17.1%

Revenue
      On a consolidated basis, net revenue increased $38.4 million, or 25%, during the fiscal year 2005 as compared to fiscal year 2004. Net revenue increased $21.8 million, or 16%, during the fiscal year 2004 as compared to fiscal year 2003. These increases are primarily due to continued improvement in the environment for our services over the past two fiscal years coupled with higher realized billing rates at new and existing clients.
      We served 126 clients during fiscal year 2005, compared to 110 clients during fiscal year 2004 and 142 clients during fiscal year 2003. Average revenue per client increased to $1.5 million during fiscal year 2005 from $1.4 million during fiscal year 2004 and $0.9 million during fiscal year 2003. These increases reflect the higher realized billing rates and overall expansion in the complexity of and our resource commitment to projects during the past two fiscal years.
      Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 15% of revenue during the fiscal year 2005, compared to 17%

during fiscal year 2004. For fiscal years 2004 and 2005, revenue and new client revenue mix by the industries that we serve was as follows:

			New Client
	Gross Revenue		Revenue

Industry	2004	2005	2004	2005

Financial Services	30%	30%	40%	31%
Telecommunications	32%	26%	25%	25%
Insurance	17%	20%	10%	5%
Healthcare	8%	11%	7%	11%
Enterprise	10%	8%	13%	16%
Public Sector	3%	3%	4%	9%
Utilities	0%	2%	1%	3%

	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs
      Project personnel costs before reimbursable expenses increased $13.6 million, or 12%, during fiscal year 2005 as compared to fiscal year 2004. The increase in project personnel costs is primarily due to increases in practice headcount and practice personnel compensation. Also contributing to the increase in project personnel costs is an increase in stock-based compensation expense related to stock-based awards granted to project personnel during fiscal year 2005. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased from 74% during fiscal year 2004 to 66% during fiscal year 2005 primarily due to an increase in revenues resulting from an increase in clients and higher realized billing rates, which more than offset the increase in compensation costs. Our net revenue per practice professional was $372 thousand for fiscal year 2005, compared to $320 thousand fiscal year 2004.
      Project personnel costs before reimbursable expenses decreased $47.0 million, or 29%, during fiscal year 2004 as compared to fiscal year 2003. The decrease in project personnel costs during fiscal year 2004 as compared to fiscal year 2003 was primarily due to a $40.3 million decrease in stock-based compensation expense for project personnel. The decrease is due to stock options previously cancelled as a result of forfeitures from terminated employees, resulting in $9.5 million less expense recorded in fiscal year 2004 than fiscal year 2003, an increase in the reversal of previously recognized expense for forfeitures of $9.0 million in fiscal year 2004 compared with fiscal year 2003, and $12.8 million less amortization recorded in fiscal year 2004 than fiscal year 2003 due to only a partial year of amortization remaining on some restricted shares. Finally, the decrease in stock-based compensation for project personnel is also attributable to the non-recurring nature of the $8.4 million of expense recognized during fiscal year 2003 consisting of the remaining unamortized original intrinsic value of certain non-vested stock options cancelled by the Company on May 14, 2002, pursuant to an offer to employees (other than senior officers) to surrender certain stock options previously granted to them in exchange for a future grant of new options to purchase the same class of shares. The remaining decrease in project personnel costs before reimbursable expenses reflects savings resulting from cost-reduction programs implemented throughout fiscal year 2004. During fiscal year 2004 we reduced client-serving professionals as part of the Company’s restructuring plans. We reduced our client-serving professional staff to 481 at March 31, 2004 from 538 at March 31, 2003. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased from 121% during fiscal 2003 to 74% during fiscal 2004 primarily due to the reduction in our client serving personnel and stock-based compensation expenses as previously described. Our net revenue per practice professional was $320 thousand for fiscal year 2004, compared to $194 thousand fiscal year 2003.
      Our global utilization rate for fiscal year 2005 was 65% compared to 66% in fiscal year 2004 and 55% in fiscal year 2003. Utilization decreased slightly in fiscal year 2005 compared to the prior fiscal year due to a decrease in international utilization. Utilization increased in fiscal year 2004 compared to fiscal year 2003 due to the overall increase in client projects during fiscal year 2004. Annualized voluntary attrition decreased to 18% in fiscal year 2005, compared to 22% in fiscal year 2004. Annualized voluntary attrition was 17% for fiscal year 2003. Total attrition, defined as voluntary attrition plus company initiated attrition, decreased to 21% in fiscal year 2005, compared to 35% in fiscal year 2004 and 52% in fiscal year 2003.

Professional Development and Recruiting
      Professional development and recruiting expenses increased $3.3 million, or 75%, during fiscal year 2005 as compared to fiscal year 2004. The increase is primarily due to our increased campus and experienced recruiting initiatives as well as increases in our level of training development and conduct expenditures. Due to the increased demand for our services, we are again recruiting candidates from college campuses. We are also recruiting non-campus hires at all levels. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, and sourcing fees related to non-campus hire searches. As a result of increased headcount, training expenditures have also increased as we have conducted more frequent new hire training programs in fiscal year 2005. We have also continued to invest in developing our training curriculum and have increased the number of training courses offered to employees in fiscal year 2005 compared to fiscal year 2004.

Marketing and Sales
      Marketing and sales expenses increased $0.8 million, or 28%, during fiscal year 2005 as compared to fiscal year 2004. The increase is primarily due to increases in marketing personnel, increased external consulting fees related to the continued development of our marketing materials and programs, and increased expenditures related to the Company’s executive learning forums, known as the Exchange, due to an increase in the number of events held during fiscal year 2005.
      Marketing and sales expenses decreased $1.1 million, or 28%, during fiscal year 2004 as compared to fiscal year 2003. The decrease was the result of reduced marketing activities including the discontinuation of Context magazine, the magazine we published from November 1997 until December 2002.

Management and Administrative Support
      Management and administrative support expenses increased $0.6 million, or 2%, during fiscal year 2005 as compared to fiscal year 2004. Management and administrative support expenses included the rent expense associated with our eleven offices located in North America, Europe, South America and the Middle East. The increase is primarily due to increases in the costs incurred for third-party consulting services related to the Sarbanes-Oxley compliance initiative, stock-based compensation expense, and incentive compensation for management and administrative personnel, which were partially offset by a decrease in information technology-related depreciation.
      Management and administrative support expenses decreased $2.9 million, or 8%, during fiscal 2004 as compared to fiscal year 2003. The decrease in management and administrative support expense was principally a result of our cost reduction programs implemented in fiscal years 2003 and 2004, including the closing of the Boston, New York, and San Francisco offices and the downsizing of certain offices globally. Also contributing to the decrease in management and administrative support costs during fiscal year 2004 as compared to fiscal year 2003 was a decrease in stock-based compensation expense related to stock-based awards granted to management and administrative support personnel during fiscal year 2004.

Restructuring Charges
      Restructuring charge expense was $4.0 million during fiscal year 2004 compared to $29.3 million during fiscal year 2003. During fiscal years 2002, 2003 and early 2004, our Company suffered from a decrease in global demand as we saw clients decrease their spending on consulting services. As a result, management implemented plans to restructure the Company’s operating infrastructure to better align it with the anticipated levels of business during current and future periods. We recorded four separate restructuring charges during fiscal years 2002, 2003, and 2004. The primary actions underlying these restructuring charges included facilities downsizing, workforce reduction, and fixed asset write-offs. We expected annualized savings from these charges to be a combined $56 million to $62 million. Refer to the notes to consolidated financial statements for a detailed description of the activities surrounding each of these restructuring charges. The Company did not have any restructuring activity during fiscal year 2005.

Impairment Charge on Long-Lived Assets
      During the fourth quarter of fiscal year 2003, the Company conducted its annual assessment of the carrying value of goodwill. As a result, the Company recorded an impairment charge of $94.3 million to write-down the carrying value of goodwill to zero. This impairment charge was recognized to reduce the carrying value of goodwill at our Europe and Latin America reporting unit ($84.3 million) and our North American reporting unit ($10.0 million). These charges reflected the units’ lower than expected performance, including the continued decline in the consulting market, and lower valuations in the consulting industry primarily due to then current market conditions and related competitive pressures. The impairment charges were noncash in nature and did not affect the Company’s liquidity. As of March 31, 2003, 2004 and 2005, the carrying amount of goodwill was zero.
Other Income, Net
      Other income, net increased $0.5 million, or 50%, during fiscal year 2005 as compared to fiscal year 2004 primarily due to an increase in interest income resulting from a higher cash balance and higher interest rate yields, partially offset by a decrease in foreign exchange gains recorded in fiscal year 2005.
      Other income, net increased $0.9 million, during fiscal year 2004 as compared to fiscal year 2003 primarily due to increased foreign exchange gains recorded in fiscal year 2004 partially offset by a decrease in interest income as well as the write-down of fixed assets in connection with the downsizing of certain European offices.
Income Tax Expense (Benefit)
      We recorded an income tax benefit in fiscal year 2005 of $13.2 million, compared to income tax expense of $0.7 million in fiscal year 2004. The income tax benefit recorded in fiscal year 2005 was principally related to the reversal of the valuation allowance for U.S. deferred tax assets at year-end. The income tax benefit from the reversal of the valuation allowance was partially offset by income tax expense recorded as a result of income earned in jurisdictions where tax loss carryforwards are limited.
      Income tax expense decreased $20.6 million, or 97%, during fiscal year 2004 compared to fiscal year 2003. The income tax expense recorded in fiscal year 2004 was related to the income earned by certain foreign subsidiaries in jurisdictions where we do not have tax loss carryforwards. The income tax expense recorded in fiscal year 2003 was principally related to the $46.0 million increase in the valuation allowance for deferred tax assets recognized by the Company.
      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. Based on the positive financial performance in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.1 million of the valuation allowance as of March 31, 2005. As of March 31, 2005, the remaining valuation allowance against deferred tax assets was $45.5 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards. As of March 31, 2005, the valuation allowance included $1.3 million which will be credited to additional paid-in-capital when that portion of the valuation allowance is reversed.

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
Liquidity and Capital Resources
      The following table describes our liquidity and financial position on March 31, 2004 and 2005:

	March 31,

	2004	2005

	(In millions)
Working capital	$79.6	$104.1
Cash and cash equivalents	39.0	42.3
Short-term investments	42.3	56.0
Unutilized bank credit facilities	9.2	9.2
Stockholders’ equity	$80.8	$117.9
      Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, short-term investments, cash flow from operations and proceeds received upon the exercise of stock options by our employees. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program. We anticipate that these sources will provide sufficient liquidity to fund our operating and capital requirements at least through fiscal year 2006.
      As a matter of prudent business practice, we also maintain a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.5%, at our discretion. The line of credit is secured by certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of March 31, 2005, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit. This line of credit is set to expire on July 31, 2005. While we expect to renew the line of credit agreement on terms similar to those of the existing agreement, we do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit, and therefore do not believe that non-renewal of the line would have a material adverse effect on our business.

Cash Flows from Operating Activities

Year Ended
March 31, 2005

(In thousands)
Net income	$33,038
Total non-cash charges	(3,059)
Tax benefit from employee stock plans	4,748
Total increases in cash flows from operating activities due to changes in assets and liabilities	9,981
Total decreases in cash flows from operating activities due to changes in assets and liabilities	(11,872)

Net cash provided by operating activities	$32,836

      During the fiscal year ended March 31, 2005, net cash provided by operating activities was $32.8 million. This primarily resulted from the following activities:

•	Net income of $33.0 million, which includes a net non-cash benefit aggregating $3.1 million that must be excluded to arrive at cash flows from operating activities. The principal non-cash charges were due to stock-based compensation ($14.3 million) and depreciation and amortization ($3.2 million), offset by a non-cash deferred income tax benefit related primarily to the reversal of certain valuation allowances for deferred tax assets ($20.6 million). These non-cash charges are summarized as follows (in thousands):

Year Ended
March 31, 2005

Stock-based compensation	$14,313
Depreciation and amortization	3,190
Deferred income tax benefits	(20,633)
Write-down of net book value of computers, equipment, leasehold improvements and software, net	71

Total non-cash charges	$(3,059)

•	A tax benefit from employee stock plans of $4.7 million also contributed to the net cash provided by operating activities.

•	Cash flows from operating activities was increased by $10.0 million as a result of a decrease in accounts receivable ($2.0 million); increases in accrued compensation ($0.9 million), deferred revenue ($0.3 million) and income taxes payable ($2.2 million); and a decrease in prepaid expenses and other current assets ($4.6 million), primarily related to a decrease in value added tax (“VAT”) receivables and prepaid insurance. The changes are summarized as follows (in thousands):

Year Ended
March 31, 2005

Accounts receivable	$1,951
Accrued compensation	919
Deferred revenue	332
Income taxes payable	2,178
Prepaid expenses and other current assets	4,601

Total increases in cash flows from operating activities due to changes in assets and liabilities	$9,981

•	Cash flows from operating activities decreased by $11.9 million as a result of cash outflows to reduce the restructuring accrual ($3.0 million), which included payments under contractual lease obligations, a decrease in accounts payable ($1.9 million), and a decrease in other assets and liabilities, net ($7.0 million) primarily related to a decrease in VAT payable, the acceleration of the fiscal year 2005 cash bonus to non-partner employees and an increase in notes receivable related to new hire sign-on bonuses. The decreases are summarized as follows (in thousands):

Year Ended
March 31, 2005

Restructuring accrual	$(2,980)
Accounts payable	(1,856)
Other assets and liabilities	(7,036)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(11,872)

      At the meeting of directors on September 14, 2004, the Board of Directors authorized a partial advance of the fiscal year 2005 cash bonus to all non-partner employees for services performed from April 1, 2004 to September 30, 2004. The cash payment of $2.7 million was accelerated from the usual payout date of April 2005 and was paid to all non-partner employees on December 1, 2004.
      At March 31, 2005, we had the following contractual obligations (amounts in thousands):

	Payments Due By Period

	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$4,242	$7,054	$7,331	$5,274	$23,901
Cash outlays for restructuring and other related activities(1)	1,693	1,328	548	—	3,569
Purchase obligations(2)	565	240	22	—	827

Total	$6,500	$8,622	$7,901	$5,274	$28,297

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $3.2 million under existing sublease arrangements.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, IT maintenance contracts in support of internal use software and hardware, lease commitments on Company automobiles and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at March 31, 2005.
      Our billings for the three and twelve months ended March 31, 2005 totaled $59.7 million and $225.6 million, respectively, compared to $52.0 million and $185.4 million for the three and twelve months ended March 31, 2004. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from both increased consultants and revenue generating projects. These amounts include value added tax (“VAT”) (which are not included in net revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $23.1 million at March 31, 2005 represented 35 days of billings for the quarter ended March 31, 2005. This compares to a gross receivable balance of $24.9 million at March 31, 2004 which represented 43 days of billings for the quarter ended March 31, 2004. The decrease in accounts receivable at March 31, 2005 as compared to March 31, 2004 was principally due to the timing of client payments. The reduction in days of billings in accounts receivable was primarily due to the timing of client billings and payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, therefore, it is not indicative of a trend in the business.

Cash Flow from Investing Activities
      Cash used in investing activities was $15.3 million for fiscal year 2005. Cash used in investing activities resulted primarily from purchases of short-term investments, net of redemptions, of $13.7 million and capital expenditures of $1.8 million, partially offset by cash provided from other assets resulting from the collection of certain employee notes receivable.

Cash Flow from Financing Activities
      Cash used in financing activities was $14.7 million for fiscal year 2005 resulting from the repurchase of DiamondCluster Common Stock in the amount of $31.5 million, less $19.3 million in proceeds from option exercises and the issuance of Common Stock in connection with the Employee Stock Purchase Plan, offset by $2.5 million for employee shares withheld for tax purposes.

Treasury Stock Transactions
      The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. During the fiscal year ended March 31, 2005, we repurchased 2.4 million shares at an average price of $12.97. As of March 31, 2005, the amount available for repurchase under the Board authorization was $2.8 million. In April 2005, the Board authorized the repurchase of additional shares of the Company’s outstanding Common Stock under the existing Buy-back Program having an aggregate market value of up to $50.0 million. As of May 1, 2005, the amount available for repurchase under the Buy-back program was $52.8 million. During the period beginning with the inception of the Buy-back Program in October 1998 through March 31, 2005, the number of shares repurchased under the current and prior authorizations was 6.8 million shares at an aggregate cost of $92.7 million and an average price of $13.69 per share.
      The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal year 2005 to issue treasury shares whenever shares are issued under its equity incentive plans. During the fiscal year ended March 31, 2005, the Company issued 1.0 million treasury shares.

Common Stock Recapitalization
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
      On May 2, 2002, we offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to surrender certain stock options previously granted to them in exchange for a future grant of a smaller number of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster’s 2000 Stock Option Plan and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees were required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were surrendered as part of this plan. Certain of these options had intrinsic value at the original grant date, the unvested portion of which had not been amortized to stock-based compensation expense at the date surrendered. The voluntary surrender of these options resulted in a charge to stock-based compensation expense of $8.6 million during the quarter ended June 30, 2002, relating to the remaining unamortized compensation expense associated with these surrendered options. On November 15, 2002, approximately 1.0 million new options were granted to employees who remained employed by DiamondCluster. The exercise price for a majority of the options granted on November 15, 2002 was $0.76, or 25% of the fair market value of the Company’s Common Stock on that date.

Summary
      We believe that our current cash and short-term investment balances, existing lines of credit, and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal year 2006. If necessary, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities. However, there is no assurance that such financing would be available to us on acceptable terms.

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
      The financial statements of our non-U.S. businesses are typically denominated in the local currency of the foreign subsidiary. As a result, we are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability.
      In the past, the Company has entered into transactions to reduce the effect of foreign exchange transaction gains and losses on recorded foreign currency denominated assets and liabilities, and to reduce the effect of foreign exchange translation gains and losses on the parent company’s net investment in its foreign subsidiaries. These transactions involved the use of forward foreign exchange contracts in certain European currencies. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. As of March 31, 2005, there were no open forward foreign exchange contracts outstanding.
      DiamondCluster has net investments in foreign operations located throughout Europe and South America. In some cases, the Company hedges its Euro exposures through the use of Euro/ U.S. Dollar forward contracts in order to mitigate the impact of foreign currency movements on the Company’s financial position. During fiscal year 2005 and as of March 31, 2005, there were no open Euro/ U.S. dollar or other forward contracts outstanding.
Interest Rate Risk
      The Company invests its cash in highly liquid investments with original maturities of three months or less as well as in other short-term debt instruments. The interest rate risk associated with our investing activities at March 31, 2005 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments in fiscal year 2005 to alter the interest rate characteristics of our investment holdings.

Item 8.	Financial Statements and Supplementary Data
      The information required by this item is contained in the consolidated financial statements and schedules set forth in Item 15(a) under the captions “Financial Statements and Schedules” as a part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that information relating to the Company (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer, chief administrative officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of March 31, 2005. KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included herein.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Stockholders and Board of Directors DiamondCluster International, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that DiamondCluster International, Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DiamondCluster International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of DiamondCluster International, Inc.’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that DiamondCluster International, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, DiamondCluster International, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DiamondCluster International, Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 10, 2005 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
Chicago, Illinois
June 10, 2005

Item 9B.	Other Information
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
      Information with respect to Directors of the Company will be set forth in the Proxy Statement under the heading “Election of Directors,” which information is incorporated herein by reference, or in an amendment to this Form 10-K. Information regarding the executive officers of the Company is included in Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information with respect to the members of the audit committee will be set forth in the Proxy Statement under the heading “Audit Committee,” which information is incorporated herein by reference, or in an amendment to this Form 10-K. Information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.
      The Company has adopted a Code of Business Conduct and Ethics applicable to all employees, its Board of Directors and vendors. The Code of Business Conduct and Ethics is supplemented by a Code of Ethics for Senior Financial Officers setting forth additional requirements applicable only to the Company’s senior officers (together with the Code of Business Conduct and Ethics, the “Code”). The Code is re-affirmed annually by existing employees. A copy of the Code is filed as Exhibit 14 to this Annual Report of Form 10-K.

Item 11.	Executive Compensation
      Information with respect to executive compensation will be set forth in the Proxy Statement under the heading “Compensation of Executive Officers,” which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Performance Graph), or in an amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table summarizes information about the Company’s equity incentive plans as of March 31, 2005 (share amounts in thousands):

Number of
	securities to be				Number of securities
	issued upon				remaining available for
	exercise of		Weighted-average		future issuance under
	outstanding		exercise price of		equity compensation
	options,		outstanding		plans (excluding
	warrants and		options, warrants		securities reflected in
Plan Category	rights		and rights		column (a))

	(a)		(b)		(c)
Equity compensation plans approved by security holders	12,222	(1)	$11.21	(2)	20,119	(3)
Equity compensation plans not approved by security holders(4)	8		$7.75		425

Total	12,230				20,544

(1)	Includes 2,500 shares issuable upon vesting of outstanding stock awards and 1,779 stock-settled stock appreciation rights (“SARs”).

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding stock awards which have no exercise price.

(3)	Includes 2,031 shares available for future issuance under the Company’s Employee Stock Purchase Plan.

(4)	The Advisors’ Stock Option Plan (the “Advisors’ Plan”) relates to a maximum of 525 shares of Common Stock, which may be issued upon the exercise of stock options granted to outside advisors of the Company during the period February 26, 1997 through August 10, 1999. The terms of the Advisors Plan mirror the terms of the Company’s 1998 Equity Incentive Plan previously adopted by the shareholders in all material respects, except that (i) the maximum number of shares available for issuance under the Advisors Plan is 525 shares, and (ii) the eligible participants under the Advisors Plan are those outside consultants to the Company as the Plan Committee shall decide from time to time. The options issued under the Advisors Plan were granted at the fair market value on the grant date (calculated based on the average of the closing price on the Nasdaq Market System of the Common Stock for the ten trading days preceding the grant date). The options vest over periods ranging from 2 to 4 years after the date of grant, and expire on dates ranging from 5 to 8 years after the date of grant.
      Information with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      Information with respect to certain relationships and related transactions will be set forth in footnote 14 to the consolidated financial statements included herein, and in the Proxy Statement, which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services
      Information with respect to principal accountant fees and services will be set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.
PART IV

Item 15.	Exhibits, Financial Statements and Schedules
      (a) Financial Statements and Schedules

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

      (b) Exhibits
      The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description

3.1(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Form 8-A filed by the Company on October 21, 2003 (the “Form 8A”) and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Form 8-A and incorporated herein by reference).
10.1	Amended and Restated DiamondCluster International, Inc. 1998 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A dated July 11, 2001 (File No. 000-22125) and incorporated herein by reference).
10.2	Form of Employment Agreement between each of the Named Officers and the Company (filed as Exhibit 10 to the Company’s Registration Statement on Form S-1 (No. 333-17785) and incorporated herein by reference).
10.3	North America and United Kingdom Partners’ Operating Agreement dated as of November 13, 2003 among the Company and the partners of the Company, including Addendum No. 1 dated January 29, 2004 filed as Exhibit 10.3 to the Form 10-K by the Company on March 31, 2004 (the “Form 10K”) incorporated herein by reference.
10.4*	Form of Notices of Grant and Restricted Stock Unit Agreement.
10.5*	Form of Notices of Grant and Stock Appreciation Rights Agreement.
10.6*	Notices of Grant and Restricted Stock Unit Agreement for the Chairman and Chief Executive Officer.
10.7*	Notices of Grant and Stock Appreciation Rights Agreement for the Chairman and Chief Executive Officer.
10.8*	Summary of Outside Director Board Compensation.
14*	Code of Business Conduct and Ethics.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Risk Factors.

*	Filed herewith

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

Signature	Title	Date

/s/ Melvyn E. Bergstein Melvyn E. Bergstein	Chairman and Chief Executive Officer (Principal Executive Officer)	June 10, 2005

/s/ Karl E. Bupp Karl E. Bupp	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 10, 2005

/s/ Adam J. Gutstein Adam J. Gutstein	President, Managing Director — Europe and Latin America, and Director	June 10, 2005

/s/ John J. Sviokla John J. Sviokla	Vice Chairman and Director	June 10, 2005

/s/ Edward R. Anderson Edward R. Anderson	Director	June 10, 2005

/s/ Donald R. Caldwell Donald R. Caldwell	Director	June 10, 2005

/s/ Mark L. Gordon Mark L. Gordon	Director	June 10, 2005

Signature	Title	Date

/s/ Alan C. Kay Alan C. Kay	Director	June 10, 2005

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director	June 10, 2005

/s/ Javier Rubio Javier Rubio	Director	June 10, 2005

/s/ Pauline A. Schneider Pauline A. Schneider	Director	June 10, 2005

/s/ Samuel K. Skinner Samuel K. Skinner	Director	June 10, 2005

/s/ Arnold R. Weber Arnold R. Weber	Director	June 10, 2005

DIAMONDCLUSTER INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
DiamondCluster International, Inc.:
      We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries (the Company) as of March 31, 2004 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondCluster International, Inc. and subsidiaries as of March 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective April 1, 2003.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DiamondCluster International, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
June 10, 2005

DIAMONDCLUSTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2004 and 2005

	2004	2005

	(In thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,004	$42,270
Short-term investments	42,300	55,975
Accounts receivable, net of allowance of $1,650 and $1,079 as of March 31, 2004 and 2005, respectively	23,219	22,044
Income taxes receivable	569	—
Deferred income taxes	—	9,819
Prepaid expenses	10,373	6,005

Total current assets	115,465	136,113
Computers, equipment, leasehold improvements and software, net	6,473	5,145
Deferred income taxes	—	10,841
Other assets	729	1,573

Total assets	$122,667	$153,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,250	$4,652
Accrued compensation	5,749	6,762
Deferred revenue	1,380	1,609
Income taxes payable	—	1,611
Restructuring accrual, current portion	3,528	2,848
Other accrued liabilities	18,973	14,545

Total current liabilities	35,880	32,027
Restructuring accrual, less current portion	6,000	3,700

Total liabilities	41,880	35,727

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 38,683 and 40,168 shares issued as of March 31, 2004 and 2005, respectively	39	40
Additional paid-in capital	624,682	639,795
Stock-based compensation	(6,324)	(2,174)
Accumulated other comprehensive income	2,858	2,660
Accumulated deficit	(479,332)	(446,294)

	141,923	194,027
Less: Common Stock in treasury, at cost, 4,336 shares held at March 31, 2004 and 5,732 shares held at March 31, 2005	(61,136)	(76,082)

Total stockholders’ equity	80,787	117,945

Total liabilities and stockholders’ equity	$122,667	$153,672

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Fiscal years ended March 31, 2003, 2004 and 2005

	2003	2004	2005

	(In thousands, except per share data)
Revenue:
Net revenue	$132,974	$154,785	$193,163
Reimbursable expenses	19,331	22,329	26,612

Total revenue	152,305	177,114	219,775

Project personnel expenses:
Project personnel costs before reimbursable expenses	161,038	114,054	127,611
Reimbursable expenses	19,331	22,329	26,612

Total project personnel expenses	180,369	136,383	154,223

Gross margin (loss)	(28,064)	40,731	65,552

Other operating expenses:
Professional development and recruiting	4,272	4,395	7,697
Marketing and sales	4,092	2,948	3,776
Management and administrative support	38,123	35,207	35,837
Restructuring charges	29,266	3,975	—
Impairment charge on long-lived assets	94,315	—	—

Total other operating expenses	170,068	46,525	47,310

Income (loss) from operations	(198,132)	(5,794)	18,242

Interest income	2,635	1,130	1,700
Interest expense	(49)	(68)	(180)
Other income (expense), net	(2,442)	(25)	31

Total other income, net	144	1,037	1,551

Income (loss) before taxes and cumulative effect of change in accounting principle	(197,988)	(4,757)	19,793
Income tax expense (benefit)	21,209	654	(13,245)

Income (loss) before cumulative effect of change in accounting principle	(219,197)	(5,411)	33,038
Cumulative effect of change in accounting principle	(140,864)	—	—

Net income (loss)	(360,061)	(5,411)	33,038
Foreign currency translation adjustments	4,104	1,127	119
Unrealized gain (loss) on investment	—	437	(317)

Comprehensive income (loss)	$(355,957)	$(3,847)	$32,840

Basic net income (loss) per share of Common Stock:
Income (loss) before cumulative effect of change in accounting principle	$(6.95)	$(0.17)	$0.99
Cumulative effect of change in accounting principle	(4.47)	—	—

Net income (loss)	$(11.41)	$(0.17)	$0.99

Diluted net income (loss) per share of Common Stock:
Income (loss) before cumulative effect of change in accounting principle	$(6.95)	$(0.17)	$0.91
Cumulative effect of change in accounting principle	(4.47)	—	—

Net income (loss)	$(11.41)	$(0.17)	$0.91

Shares used in computing basic net income (loss) per share of Common Stock	31,548	32,710	33,516
Shares used in computing diluted net income (loss) per share of Common Stock	31,548	32,710	36,281
The following amounts of non-cash stock-based compensation expense are included in each of the respective expense categories reported above:
Project personnel and related expenses	$51,953	$11,625	$12,527
Professional development and recruiting	138	107	58
Marketing and sales	227	112	254
Management and administrative support	760	848	1,474

Total stock-based compensation	$53,078	$12,692	$14,313

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal years ended March 31, 2003, 2004 and 2005

						Notes			Accumulated
						Receivable			Other
	Class A	Class B		Additional		from sale of	Retained		Comprehensive	Total
	Common	Common	Common	Paid-In	Stock-based	Common	Earnings	Treasury	Income	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	Stock	(Deficit)	Stock	(Loss)	Equity

	(In thousands)
Balance at March 31, 2002	$27	$7	$—	$659,844	$(121,340)	$(80)	$(113,860)	$(46,690)	$(2,810)	$375,098
Issuance, forfeiture and cancellation of stock	—	1	—	751	352	—	—	—	—	1,104
Forfeiture and cancellation of stock options issued below market — net	—	—	—	(20,986)	20,580	—	—	—	—	(406)
Stock-based compensation	—	—	—	—	53,078	—	—	—	—	53,078
Exercise of stock options	—	—	—	2,343	—	—	—	—	—	2,343
Income tax benefit related to stock option exercises	—	—	—	333	—	—	—	—	—	333
Purchase of treasury stock	—	—	—	—	—	—	—	(5,242)	—	(5,242)
Conversion to Class A	2	(2)	—	—	—	—	—	—	—	—
Repayment of notes	—	—	—	—	—	9	—	—	—	9
Employee stock purchase plan	—	—	—	2,017	—	—	—	—	—	2,017
Translation adjustment	—	—	—	—	—	—	—	—	4,104	4,104
Net loss	—	—	—	—	—	—	(360,061)	—	—	(360,061)

Balance at March 31, 2003	$29	$6	$—	$644,302	$(47,330)	$(71)	$(473,921)	$(51,932)	$1,294	$72,377
Issuance, forfeiture and cancellation of stock	—	—	3	—	70	—	—	—	—	73
Forfeiture and cancellation of stock options issued below market — net	—	—	—	(30,298)	32,391	—	—	—	—	2,093
Stock-based compensation	—	—	—	4,147	8,545	—	—	—	—	12,692
Exercise of stock options	—	—	1	5,143	—	—	—	—	—	5,144
Purchase of treasury stock	—	—	—	—	—	—	—	(9,204)	—	(9,204)
Conversion to one class Common Stock	(29)	(6)	35	—	—	—	—	—	—	—
Repayment of notes	—	—	—	—	—	71	—	—	—	71
Employee stock purchase plan	—	—	—	1,388	—	—	—	—	—	1,388
Unrealized gain on investment	—	—	—	—	—	—	—	—	437	437
Translation adjustment	—	—	—	—	—	—	—	—	1,127	1,127
Net loss	—	—	—	—	—	—	(5,411)	—	—	(5,411)

Balance at March 31, 2004	$—	$—	$39	$624,682	$(6,324)	$—	$(479,332)	$(61,136)	$2,858	$80,787
Issuance, forfeiture and cancellation of stock	—	—	(1)	—	—	—	—	—	—	(1)
Forfeiture and cancellation of stock options issued below market — net	—	—	—	(395)	396	—	—	—	—	1
Stock-based compensation	—	—	—	10,559	3,754	—	—	—	—	14,313
Exercise of stock options	—	—	2	15,110	—	—	—	—	—	15,112
Issuance of treasury stock under equity incentive plans	—	—	—	(16,601)	—	—	—	16,601	—	—
Income tax benefit related to stock option exercises	—	—	—	4,748	—	—	—	—	—	4,748
Purchase of treasury stock	—	—	—	—	—	—	—	(31,547)	—	(31,547)
Employee stock purchase plan	—	—	—	1,692	—	—	—	—	—	1,692
Unrealized loss on investment	—	—	—	—	—	—	—	—	(317)	(317)
Translation adjustment	—	—	—	—	—	—	—	—	119	119
Net income	—	—	—	—	—	—	33,038	—	—	33,038

Balance at March 31, 2005	$—	$—	$40	$639,795	$(2,174)	$—	$(446,294)	$(76,082)	$2,660	$117,945

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years ended March 31, 2003, 2004 and 2005

	2003	2004	2005

	(In thousands)
Cash flows from operating activities:
Income (loss) before cumulative effect of change in accounting principle	$(219,197)	$(5,411)	$33,038
Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by (used in) operating activities:
Restructuring charges	29,266	3,975	—
Depreciation and amortization	5,766	4,702	3,190
Write-down of net book value of computers, equipment, leasehold improvements and software, net	2,071	774	71
Impairment charge on long-lived assets	94,315	—	—
Stock-based compensation	53,078	12,692	14,313
Deferred income taxes (benefits)	22,536	—	(20,633)
Tax benefits from employee stock plans	333	—	4,748
Changes in assets and liabilities:
Accounts receivable	8,205	(4,951)	1,951
Prepaid expenses and other	1,826	(3,929)	4,601
Accounts payable	(2,433)	1,085	(1,856)
Accrued compensation	—	5,524	919
Restructuring accrual	(18,895)	(8,800)	(2,980)
Deferred revenue	(306)	634	332
Income taxes payable	1,899	(1,279)	2,178
Other assets and liabilities	(518)	2,822	(7,036)

Net cash provided by (used in) operating activities	(22,054)	7,838	32,836

Cash flows from investing activities:
Net (purchases) redemptions of short-term investments	(47,075)	6,075	(13,675)
Capital expenditures, net	(1,528)	(935)	(1,763)
Other assets	872	843	151

Net cash provided by (used in) investing activities	(47,731)	5,983	(15,287)

Cash flows from financing activities:
Common Stock issued	5,067	6,609	16,802
Purchase of treasury stock	(5,242)	(9,204)	(31,547)

Net cash used in financing activities	(175)	(2,595)	(14,745)

Effect of exchange rate changes on cash	1,440	825	462

Net increase (decrease) in cash and cash equivalents	(68,520)	12,051	3,266
Cash and cash equivalents at beginning of year	95,473	26,953	39,004

Cash and cash equivalents at end of year	$26,953	$39,004	$42,270

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$221	$—	$21
Cash paid during the year for income taxes	$3,006	$3,127	$1,264
See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of the Business and Basis of Presentation
      DiamondCluster International, Inc., including as the context requires, its wholly-owned subsidiaries (the “Company” or “Diamond”) is a premier global management consulting firm. The Company helps leading organizations worldwide to understand and leverage technology to realize value in their businesses. The Company offers clients skills in strategy, technology, and program management to help companies reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. The Company combines innovative strategic thinking, industry expertise, and a thorough understanding of technology to deliver results for its clients. The Company works collaboratively with its clients, utilizing small, multidisciplinary teams of consultants. As of March 31, 2005, the Company employed 568 client-serving professionals and had eleven offices in North America, Europe, South America and the Middle East.
      The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Prior period stock-based compensation expense amounts as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) have been reclassified to conform with the current period presentation. In prior periods, stock-based compensation expense had been presented in a single line item; it is now presented within specific operating expense categories, as summarized on page F-4. Additionally, prior period cash and cash equivalents as reported on the Consolidated Balance Sheets and Statements of Cash Flows have been reclassified to conform with the current period presentation. In prior periods, cash and cash equivalents included certain auction rate securities; these items are now presented separately, as summarized in note 2.

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

Revenue Recognition
      The Company earns revenues from a range of consulting services, including helping organizations worldwide to develop and implement growth strategies, improve operations, and capitalize on technology. Revenues are comprised of professional fees for services rendered to clients plus reimbursement of out-of-pocket expenses. The Company bills clients for services and expenses incurred either monthly or semi-monthly in accordance with the terms of the client engagement agreement. Prior to the commencement of a client engagement, the Company and the client agree on fees for services based upon the scope of the project, staffing requirements and the level of client involvement. Revenue is recognized over the term of the client engagement in proportion to the level of services performed by each member of the engagement team during the period relative to the estimated total level of effort required to perform the project. Unbilled receivables represent revenues earned for services performed that have not been billed as of the balance sheet date.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts and Deferred Revenue
      Management makes estimates of the amount of billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers the Company’s overall experience with estimating uncollectible amounts. As of March 31, 2005, the accounts receivable balance was $22.0 million, including unbilled accounts receivable of $5.6 million, and net of allowance for doubtful accounts of $1.1 million. Unbilled accounts receivable are typically billed the following month.
      Provisions are also made for estimated costs to be incurred subsequent to targeted project completion. These provisions are estimated based principally on historical experience and a review of projects in progress and are reflected, net of actual costs incurred on completed projects, in deferred revenue. Although from time to time the Company has been required to make revisions to clients’ estimated deliverables, to date there have been no such revisions that have had a material effect on the Company’s operating results. The deferred revenue balance, measured based on the estimated gross amount of services to be rendered subsequent to the targeted completion date, was $1.6 million as of March 31, 2005. Also included in the deferred revenue balance are $0.6 million of prepaid client fees related to consulting services that the Company expects to earn in future periods.

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

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income (loss) and basic and diluted net earnings (loss) per share would have been equal to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year Ended March 31,

	2003	2004	2005

Net earnings (loss):
As reported	$(360,061)	$(5,411)	$33,038
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	53,843 (1)	12,777 (1)	11,246
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(62,870)	(5,316)	(11,144)

Pro forma	$(369,088)	$2,050	$33,140

Basic net earnings (loss) per share:
As reported	$(11.41)	$(0.17)	$0.99
Pro forma	$(11.70)	$0.06	$0.99
Diluted net earnings (loss) per share:
As reported	$(11.41)	$(0.17)	$0.91
Pro forma	$(11.70)	$0.06	$0.91

(1)	In fiscal years 2003 and 2004, amount includes $0.8 million and $0.1 million, respectively, of compensation expense related to restricted stock that was recorded as part of the restructuring charge expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash and Cash Equivalents
      Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds.

Short-term Investments
      The Company invests in marketable securities and classifies the securities as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, available-for-sale marketable securities are stated at market prices, with the unrealized gain or loss, less applicable deferred income taxes, reported as a component of comprehensive income (loss) and accumulated as a separate component of stockholders’ equity.
      As of March 31, 2005, the Company began to classify its investments in auction-rate securities as short-term investments. These investments were previously included in cash and cash equivalents and such amounts have been reclassified in the consolidated financial statements for all prior periods presented to conform to the March 31, 2005 classification. This change in classification had no effect on the amounts reported for total current assets, total assets, net income or cash flow from operations of the Company.

Accounting for Investment Interests
      Prior to 2002, the Company had, on occasion, obtained non-controlling equity ownership interests either for cash or as compensation for services performed. Such equity interests do not enable the Company to exercise significant influence over the investees and are accounted for under the cost method unless the securities have readily determinable fair values based on quoted market prices. Securities for which the fair market value is determinable are accounted for under SFAS No. 115. The Company classifies these securities

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as available-for-sale. Unrealized gains and losses on these investments are reported in comprehensive income or loss as “unrealized gain (loss) on securities,” and accumulated as a separate component of stockholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of an impairment charge in other income (expense). As of March 31, 2005, the carrying value of such investments was $0.2 million.

Long-Lived Assets
      Computers and equipment, leasehold improvements and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of assets, which range from eighteen months to five years for computers and equipment, the lesser of the lease term or the life of the asset (generally five years) for leasehold improvements and three to five years for software. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Costs Incurred to Develop Software for Internal Use
      The Company accounts for costs related to internal use software in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, the Company capitalizes certain internal and external costs, which are comprised of employee salaries and third-party consulting fees incurred during the application development stage of the project, to develop and implement the internal-use software. Such capitalized costs are allocated to expense over the estimated life of the software of five years using the straight-line method.

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

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period the hedged item affects earnings. Changes in the fair value of a derivative, to the extent effective as a hedge, that is used as a hedge of a net investment in a foreign operation are recorded in the cumulative translation adjustments account within other comprehensive income.
      The Company has entered into transactions to reduce the effect of foreign exchange rate fluctuations on recorded foreign currency denominated assets and liabilities, and to mitigate the effect of such foreign exchange rate changes on the parent company’s net investment in its foreign subsidiaries. These transactions involve the use of forward foreign exchange contracts in certain European currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. As a result, increases or decreases in the U.S. dollar value of the Company’s foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction and translation gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses. All foreign currency transactions and outstanding forward contracts are marked-to-market on a monthly basis. There were no open foreign currency contracts outstanding as of March 31, 2004 and 2005.

Financial Instruments and Concentration of Credit Risk
      Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, investments and accounts receivable. The Company places its cash balances with reputable financial institutions and invests in instruments issued by highly rated institutions. Cash equivalents are stated at cost, which approximates fair value, and investments are carried at fair value. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company did not have any clients that individually accounted for greater than 10% of its net revenues for the year ended March 31, 2003, had one client that accounted for 11% of revenues for the year ended March 31, 2004 and had one client that accounted for 12% of revenues for the year ended March 31, 2005. The Company had one client with an outstanding balance that accounted for 13% of accounts receivable as of March 31, 2005. The Company had no clients with outstanding balances that accounted for greater than 10% of accounts receivable as of March 31, 2004.

Income Taxes
      The Company accounts for income taxes using the asset and the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled.

Net Income (Loss) Per Share
      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the shares (in thousands) used in computing basic and diluted net income (loss) per share for the fiscal years ended March 31, 2003, 2004 and 2005:

	Fiscal Year Ended March 31,

	2003	2004	2005

Shares used in computing basic net income (loss) per share	31,548	32,710	33,516
Dilutive effect of stock options, SARs, and restricted stock/units	—	—	2,765

Shares used in computing diluted net income (loss) per share	31,548	32,710	36,281

Antidilutive securities not included in dilutive net income (loss) per share calculation	17,161	12,282	4,262
Dilutive securities not included in dilutive net loss per share due to loss	451	1,496	—

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
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period for the first fiscal year beginning on or after June 15, 2005, although earlier adoption is encouraged.
      The Company will adopt SFAS No. 123R on April 1, 2005, using the Statement’s modified prospective application method. The Company does not expect that the adoption of SFAS No. 123R will affect the Company’s financial position or have more than a minimal impact on reported income and earnings per share because the Company adopted SFAS No. 123 on April 1, 2003. SFAS 123R requires that stock-based compensation be amortized over the period from the grant date to the date an employee is eligible for retirement, when the equity awards would be vested upon retirement. The Company has been amortizing these awards over the normal vesting period stated in the notice of grant. Had the Company followed the amortization method outlined in SFAS 123R for awards granted prior to the adoption of SFAS 123R, stock-based compensation in fiscal year 2006 would be approximately $0.4 million higher.

(4)	Restructuring Charges
      The Company restructured its workforce and operations in fiscal years 2002, 2003 and 2004 in order to better align the Company’s operating infrastructure with the then anticipated levels of business in fiscal 2004 and beyond. For the fiscal year 2002 and 2003 restructuring charges, the Company estimated these costs based upon management’s restructuring plans and accounted for these plans in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to Exit an Activity (including Certain Costs incurred in a Restructuring).” For the fiscal year 2004 restructuring charge, the Company estimated these costs based upon management’s restructuring plan and accounted for this plan in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Fiscal Year 2004 Restructuring Charges
      In the first quarter of fiscal year 2004, the Company recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003, and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. In connection with the restructuring plan implemented in June 2003, the Company recorded a restructuring charge of $2.5 million, consisting solely of severance and related expenses. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and South America region, resulting in the termination of approximately 30 employees, none of whom were still employed by the Company as of March 31, 2005. Of the total employees severed, 40% were project personnel and 60% were operational personnel.
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

Fiscal Year 2003 Restructuring Charges
      In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million. The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, none of whom were still employed by the Company as of March 31, 2005. Of the total employees severed, 79% were project personnel and 21% were operational personnel.
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
      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million. In June 2003, the Company adjusted this charge and recognized $1.7 million of additional expense to reflect a change in the estimate of future sublease income related to contractual lease obligations, bringing the total restructuring charge to $22.2 million. The $22.2 million charge consisted of $13.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the vacated office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the termination of approximately 90 employees, none of whom were still employed by the Company as of March 31, 2005. Of the total employees severed, 60% were project personnel and 40% were operational personnel.
      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $19.7 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of March 31, 2005, $14.2 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to this accrual are expected to be made through July 2012.

Fiscal Year 2002 Restructuring Charges
      In connection with the restructuring plan announced in December 2001, the Company recorded a restructuring charge of $15.5 million ($9.5 million on an after-tax basis, or $0.31 per share). In September 2002, the Company adjusted this charge and recognized $0.4 million of additional expense due primarily to a change in estimate related to the cost of terminating an equipment lease, bringing the total restructuring charge to $15.9 million ($9.7 million on an after-tax basis). The $15.9 million charge consisted of $10.8 million for severance and related expenses, $3.1 million for contractual commitments and leasehold improvements related to office space reductions, and $2.0 million for other depreciable assets and certain equipment leases. The principal actions in the December 2001 restructuring plan involved workforce reductions, including the discontinuation of certain business activities within the Diamond Marketspace Solutions group which helped build and operate e-business ventures for the Company’s clients. The restructuring plan included the termination of approximately 300 employees, none of whom remained employed by the Company as of March 31, 2005. Of the total employees severed, 90% were project personnel and 10% were operational personnel. In addition, the restructuring plan included office space reductions in San Francisco, New York and Chicago. Estimated costs related to the reduction of office space comprise contractual rental commitments for office space being vacated and certain equipment leases, as well as costs associated with the write-off of leasehold improvements and write-down of other assets to their estimated net realizable value.
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
      The major components of the restructuring charges are summarized as follows (amounts in thousands):

	Restructuring Charge for the Quarter Ended								Accrual Reduction		Other
												Remaining
												Accrual
	December 2001		September 2002		December 2002		June 2003		Utilized		Currency	Balance
											Translation	as of
Description	Charge	Adj (1)	Charge	Adj (2)	Charge	Adj (3)	Charge	Adj (3)	Cash	Non-cash	Adjustments	3/31/2005

Severance and related costs	$10,847	$53	$5,638	$—	$7,761	$(89)	$2,497	$(43)	$24,195	$2,512	$43	$—
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	397	(91)	—	(35)	10,096	1,567	892	6,402
Write-off of property, plant, equipment and leases	1,606	375	2,714	—	215	—	—	—	2,684	2,116	—	146

	$15,542	$400	$20,457	$1,736	$8,409	$(180)	$2,497	$(78)	$36,975	$6,195	$935	$6,548

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Adjustment was recorded in September 2002.

(2)	Adjustment was recorded in June 2003.

(3)	Adjustment was recorded in March 2004.
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

(5)	Computers, Equipment, Leasehold Improvements and Software, net
      Computers, equipment, leasehold improvements and software, net at March 31, 2004 and 2005 are summarized as follows (amounts in thousands):

	2004	2005

Computers and equipment	$15,577	$16,997
Leasehold improvements	6,715	6,684
Software	11,700	11,797

	33,992	35,478
Less accumulated depreciation and amortization	(27,519)	(30,333)

	$6,473	$5,145

(6)	Other Accrued Liabilities
      Other accrued liabilities at March 31, 2004 and 2005 are summarized as follows (amounts in thousands):

	2004	2005

VAT taxes payable	$6,626	$2,052
Other accrued liabilities	12,347	12,493

Total	$18,973	$14,545

(7)	Commitments
      The Company leases office space and equipment under various non-cancelable operating leases. As of March 31, 2005, the minimum future lease payments under operating leases with non-cancelable terms in excess of one year net of estimated sublease income of $3.2 million under existing sublease arrangements are as follows (amounts in thousands):

Year ending March 31,

2006	$5,935
2007	4,902
2008	3,480
2009	4,772
2010	3,107
Thereafter	5,274

$27,470

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense under operating leases amounted to $11.1 million, $7.6 million and $6.4 million for the years ended March 31, 2003, 2004 and 2005, respectively.
      The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space and office furniture amounting to $1.7 million as of March 31, 2005.

(8)	Line of Credit
      The Company maintains a revolving line of credit pursuant to the terms of a secured credit agreement with a commercial bank. Under this agreement, the Company may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 1.5%, at our discretion. The line of credit is secured by certain accounts receivable of the Company’s wholly-owned subsidiary DiamondCluster International North America, Inc. Under the terms of the credit agreement, the Company is required to maintain a minimum tangible net worth of $20 million. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of March 31, 2005, the Company had approximately $9.2 million available under this line of credit. The line of credit expires on July 31, 2005. The Company expects to renew the line of credit under similar terms at that time.

(9)	Stockholders’ Equity

Conversion To One Class of Common Stock
      On September 23, 2003, the Company effected a recapitalization by which all of its outstanding shares of Class A Common Stock and Class B Common Stock were converted on a one-for-one basis into shares of a single, newly created class of common stock, called Common Stock. SFAS No. 123 requires an expense to be recognized for modifications to options which make them more valuable. The Company determined that the options held for Class A Common Stock became more valuable with the conversion to one class of common stock due to the increase in voting power, while options for Class B Common Stock decreased in value due to the loss in voting power. There were no other modifications to the underlying stock. Accordingly, the Company recorded a stock-based compensation expense of $0.2 million in 2004 under SFAS No. 123 for the modification to options for Class A Common Stock.

Stock Repurchases
      The Board of Directors has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of additional shares of the Company’s outstanding Common Stock under the existing Buy-back Program having an aggregate market value of up to $50.0 million. As of May 1, 2005, the amount available for repurchase under the Buy-back Program was $52.8 million. During the period beginning with the inception of the Buy-back Program in October 1998 and through March 31, 2005, the number of shares repurchased under the current and prior authorizations was 6.8 million shares at an aggregate cost of $92.7 million, or an average price of $13.69 per share. Following is a

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
summary of the repurchase activity since inception of the Buy-back Program (amounts in thousands except average price data):

	Repurchases of Common Stock

	Shares	Amount	Average Price

2005	2,433	$31,547	$12.97
2004	944	9,204	9.75
2003	968	5,242	5.42
Inception to 2002	2,424	46,690	19.26

Total	6,769	$92,683	$13.69

      The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal year 2005 to issue treasury shares whenever shares are issued under its equity incentive plans. Through March 31, 2005, the Company has issued 1.0 million treasury shares.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is a summary of common and treasury stock activity for the fiscal years ended March 31, 2003, 2004 and 2005 (in thousands of shares):

	Issued				Held in Treasury

		Class A	Class B			Class A	Class B
	Common	Common	Common	Total	Common	Common	Common	Total
	Stock	Stock	Stock	Issued	Stock	Stock	Stock	Treasury

Balance at March 31, 2002	—	27,497	6,562	34,059	—	(2,111)	(313)	(2,424)

Issued
Equity incentive plans	—	95	1,071		—	—	—
Acquisitions	—	2	—		—	—	—
Conversion	—	1,139	(1,139)		—	—	—
Treasury Stock
Repurchases	—	—	—		—	(970)	(1)
Retirement	—	(2)	(1)		—	2	1

Balance at March 31, 2003	—	28,731	6,493	35,224	—	(3,079)	(313)	(3,392)

Issued
Equity incentive plans	1,575	190	1,695		—	—	—
Conversion	37,109	(28,921)	(8,188)		—	—	—
Treasury Stock
Repurchases	—	—	—		(945)	—	—
Retirement	(1)	—	—		1	—	—
Conversion	—	—	—		(3,392)	3,079	313

Balance at March 31, 2004	38,683	—	—	38,683	(4,336)	—	—	(4,336)

Issued
Equity incentive plans	1,850	—	—		1,037	—	—
Treasury Stock
Repurchases	—	—	—		(2,433)	—	—
Shares withheld under equity incentive plans	—	—	—		(365)	—	—
Retirement	(365)	—	—		365	—	—

Balance at March 31, 2005	40,168	—	—	40,168	(5,732)	—	—	(5,732)

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

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      In September 2003, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Amended and Restated Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue Code and has 4.4 million shares of Common Stock available for purchase by employees. The plan allows qualifying employees to purchase Common Stock each quarter. Through May 31, 2004, such purchases were made at 85% of the lesser of the fair market value of the Common Stock on the individual’s enrollment date or the purchase date. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period.
      Effective June 1, 2004, the Company’s ESPP was amended to eliminate the 15% discount on the price of the Common Stock to participating employees. The Plan continues to allow a maximum of 4.4 million shares and at March 31, 2005, approximately 2.0 million shares are available for future issuances.
      The following table summarizes information about the ESPP (share amounts in thousands):

			Weighted-
			Average
			Purchase Price
	Shares	Range of Prices	Per Share

Issued fiscal year 2003	586	$2.38 to $10.78	$3.44
Issued fiscal year 2004	827	$1.41 to $7.56	$1.65
Issued fiscal year 2005	210	$7.68 to $11.58	$8.16

Stock Option Rehabilitation
      On May 2, 2002, the Company offered employees (other than senior officers) a plan, approved by the Board of Directors, which gave employees a choice to surrender certain stock options previously granted to them in exchange for a future grant of a smaller number of new options to purchase the same class of shares, a majority of which would vest over a three-year period. The original options were granted under DiamondCluster’s 2000 Stock Option Plan (2000 Plan) and under DiamondCluster’s 1998 Equity Incentive Plan. Employees who accepted this offer were required to make an election with respect to all covered options by May 14, 2002. In order to receive the new options, the employees were required to remain employed by DiamondCluster until November 15, 2002. The exchange offer was not available to the members of the Board of Directors or senior officers of DiamondCluster. A total of 4.3 million stock options were surrendered as a part of this plan. Certain of these options had intrinsic value at the original grant date, the unvested portion of which had not been amortized to stock-based compensation expense at the date surrendered. The voluntary surrender of these options resulted in a non-cash charge to compensation expense of $8.6 million during the quarter ended June 30, 2002, consisting of the remaining unamortized compensation expense related to these surrendered options. On November 15, 2002, approximately 1.0 million new options were granted to employees who remained employed by DiamondCluster. The exercise price for a majority of the options granted on November 15, 2002 was $0.76, or 25% of the fair market value of the Company’s Common Stock on that date.

Stock Options and SARs
      The Company has adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options, SARs and stock awards to officers and employees and non-qualified stock options, SARs and stock awards to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors. Under the 2000 Plan, 8.5 million shares were authorized for grant, and at March 31, 2005, approximately 6.3 million shares are available for future grant. Under the 1998 Equity Incentive Plan (together with the 2000 Plan, the “Equity Incentive Plans” or

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Plans”), 28.0 million shares were authorized for grant, and at March 31, 2005, approximately 11.7 million shares were available for future grant. All such options are for shares of Common Stock.
      The Equity Incentive Plans provide that the exercise price of the stock options will be determined based on the average of the closing price of a share of common stock on the NASDAQ Stock Market System for the ten trading days immediately preceding the date of grant. Options granted under the 1998 Equity Incentive Plan must have an exercise price at or above the fair market value on the date of grant. Options granted under the 2000 Plan can have an exercise price that is below the fair market value on the date of grant. Options granted to officers vest incrementally, in varying percentages, on the first through fifth anniversaries of the date of grant, and expire on the seventh anniversary of the grant date. Options granted to non-officer employees fully vest upon the third anniversary of the date of grant and expire on the fifth anniversary of the date of grant. More recent grants vest ratably over five years for officers and four years for non-officers, and expire six months after the last vest date. Non-qualified stock options vest over periods ranging from immediately to five years. SARs entitle grantees to receive Common Stock with a value equal to the increase in the fair market value of the Company Stock from the date of grant to the date of exercise. SARs granted to officers vest every six months over five years and expire six months after the last vest date, while SARs granted to Board members vest quarterly over a year and expire five years after the last vest date. The Company allocates the cost of compensatory stock options granted under APB No. 25 over the vesting period using the straight-line method. Options and SARs with graded vesting granted since the adoption of SFAS No. 123 are expensed over the vesting term of each separately vesting portion.
      During fiscal 2005, the Company granted 2.2 million SARs/options of which 1.9 million were SARs. Of the total SARs granted, 0.9 million were granted to partners as part of the performance review process and contained an acceleration clause, stating that vesting may be increased up to 15% per year based on the annual organic net revenue growth of the strategic business units. In addition, 0.6 million SARs were granted to employees who held expired out of the money options, granted as part of the 2001 Contingency Plan. This Plan required employees to take a percentage reduction in cash compensation in exchange for stock options as part of a cost savings plan.
      During fiscal 2004, the Company granted options to purchase 0.4 million shares of Common Stock. These options were granted to certain employees as part of the review process or to new employees who joined the Company as part of their compensation package.
      During fiscal 2003, the Company granted options to purchase 2.7 million shares of Common Stock. Approximately 1.0 million of these options were granted in connection with the stock option rehabilitation program discussed above.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the stock option and SAR activity, both incentive and non-qualified, pursuant to the Plans (number of shares in thousands):

			Weighted-
	Shares		Average
	Under		Exercise Price
	Option/SARs	Range of Prices	Per Share

Balances, March 31, 2002	26,266	$0.81 to $87.60	$15.46
Granted	2,730	0.56 to 13.02	5.25
Exercised	(325)	0.58 to 11.41	5.94
Forfeited	(11,510)	0.56 to 87.60	19.35

Balances, March 31, 2003	17,161	$0.76 to $60.35	$11.36
Granted	368	1.57 to 10.67	5.49
Exercised	(1,029)	0.76 to 10.82	5.00
Forfeited	(4,774)	0.76 to 60.35	12.63

Balances, March 31, 2004	11,726	$0.76 to $32.86	$11.32
Granted	2,170	$2.71 to $12.27	$9.72
Exercised	(2,162)	0.76 to 14.30	9.05
Forfeited	(2,004)	0.76 to 32.86	12.76

Balances, March 31, 2005	9,730	$0.76 to $32.86	$11.21

      At March 31, 2003, 2004 and 2005, 7.5 million, 7.2 million and 5.6 million options and SARs were exercisable, respectively, under the Plans.
      The following table summarizes information about stock options and SARs outstanding under the Plans at March 31, 2005:

Options/SARs Outstanding				Options/SARs Exercisable

		Weighted-
		Average
	Options/SARs	Remaining		Options/SARs
	Outstanding	Contractual Life	Weighted-Average	Exercisable at	Weighted-Average
Range of Exercise Prices	at 3/31/05	(in years)	Exercise Price	3/31/05	Exercise Price

$0.76 to $7.06	1,001,421	2.91	$3.57	343,458	$2.98
7.60 to 8.81	2,066,077	3.39	8.65	879,318	8.48
8.95 to 10.02	1,909,133	3.08	9.32	979,199	9.30
10.07 to 12.08	2,328,748	2.61	10.48	1,301,165	10.45
12.13 to 15.96	1,243,752	2.46	13.23	938,808	13.44
16.23 to 25.61	570,710	3.45	20.99	566,898	21.02
26.37 to 32.86	610,306	2.33	27.74	547,406	27.72

$0.76 to $32.86	9,730,147	2.91	$11.21	5,556,252	$12.76

      The weighted-average grant date fair value of the options and SARs granted under the Equity Incentive Plans in 2003, 2004 and 2005, calculated using the Black-Scholes option pricing model, was $3.29, $2.76 and

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$3.07 respectively. The following assumptions were used in the Black-Scholes pricing model for options granted in 2003, 2004 and 2005:

	2003	2004	2005

Expected life (years)	0.1 to 4.4	0.5 to 5.5	0.5 to 6.0
Interest rate	1.3% to 4.6%	1.5% to 2.5%	0.9% to 3.9%
Volatility	82%	68%	45%
Dividend yield	—	—	—

Restricted Stock and Restricted Stock Units (Stock Awards)
      The Company grants stock awards to officers, employees, certain individuals who are not employees of the Company, and certain non-employee members of the Board of Directors. These stock awards are granted at no cost to the individual. They are subject to vesting terms at which point the Common Stock is issued if the individual holds a restricted stock unit, or the restrictions on sale of the Common Stock lapse if the individual holds restricted stock. Stock awards generally vest over five years for partners and four years for other employees. The Company allocates the cost of stock awards on a straight-line basis over the vesting period.
      During fiscal 2005, the Company issued 2.0 million stock awards. Approximately 1.1 million stock awards were issued to employees as part of the fiscal year 2004 review process and 0.4 million stock awards were granted to partners as part of the fiscal year 2005 mid-year performance review process. Both grants contain an acceleration clause that allows increased vesting as discussed above under SARs. The remaining grants were primarily to new hires.
      During fiscal 2004, the Company issued 3.3 million stock awards, the majority of which were issued to employees as part of the fiscal year 2003 performance review process, vesting over three years.
      The following table summarizes information about stock awards at March 31, 2004 and 2005 (share amounts in thousands):

Unvested
Stock
Awards

Balance at March 31, 2003	116
Granted at weighted average fair value of $4.03	3,267
Vested	(586)
Forfeited	(241)

Balance at March 31, 2004	2,556
Granted at weighted average fair value of $10.42	2,016
Vested	(1,024)
Forfeited	(365)

Balance at March 31, 2005	3,183

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Income Taxes
      The provision (benefit) for income taxes for the fiscal years ended March 31, 2003, 2004 and 2005 consisted of the following (in thousands):

	2003	2004	2005

Current:
Federal	$503	$(845)	$4,678
State	—	37	1,838
Foreign	570	1,462	976

	$1,073	$654	$7,492
Deferred:
Federal	11,242	—	(15,951)
State	5,689	—	(4,250)
Foreign	3,205	—	(536)

	$20,136	$—	$(20,737)

	$21,209	$654	$(13,245)

      The total tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate of 34 percent for 2003 and 2004, and 35 percent for 2005 to income before taxes and cumulative effect of change in accounting principle for the following reasons (in thousands):

	2003	2004	2005

Federal income taxes (benefit) at statutory rate	$(115,209)	$(1,617)	$6,927
Non-deductible goodwill amortization/impairment and stock-based compensation	94,400	2,073	1,482
Write-down of investment in subsidiary	—	(12,552)	—
State income taxes, net of federal effect	—	24	1,195
Foreign tax rate differential	103	(4,434)	239
Other permanent differences	(4,098)	366	(1,564)
Change in valuation allowance for deferred tax assets	46,013	16,794	(21,524)

	$21,209	$654	$(13,245)

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2004 and 2005 are presented below (in thousands):

	2004	2005

Deferred tax assets attributable to:
Net operating loss carryforwards	$51,569	$49,309
Foreign tax credit and AMT credit carryforwards	4,416	5,812
Allowances and accruals	4,385	3,458
Stock-based compensation	1,472	2,518
Goodwill	2,315	2,135
Depreciation	675	487
Capital loss carryforwards	3,305	3,384

Total gross deferred tax assets	68,137	67,103
Less valuation allowance	(67,029)	(45,505)

Net deferred tax assets	1,108	21,598
Deferred tax liabilities attributable to:
Intangibles	—	342
Prepaids	—	405
Other	1,108	191

Total deferred tax liabilities	1,108	938

Net deferred income taxes	$—	$20,660

      During 2003, the Company recorded a non-cash charge of $46.0 million to increase the valuation allowance for net federal, state and foreign deferred tax assets. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining the need for a valuation allowance. Management had concluded that the Company’s significant losses in fiscal years 2002 and 2003 represented sufficient negative evidence to require a full valuation allowance. During 2005, management concluded that the Company’s income in recent periods as well as the Company’s projections of future earnings represented sufficient positive evidence to support the reversal of the valuation allowance for net U.S. deferred tax assets. As of March 31, 2005, the Company has a valuation allowance of $45.5 million to cover the full amount of international deferred tax assets and for capital loss carryforwards and certain state net operating losses that management believes are not likely to be utilized.
      The income tax benefit of stock-based compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes credited to additional paid-in-capital was $0.3 and $4.7 million for fiscal year 2003 and fiscal year 2005, respectively; no amount was credited to additional paid-in-capital for 2004. As of March 31, 2005, the valuation allowance included $1.3 million which will be credited to additional paid-in-capital when that portion of the valuation allowance is reversed.
      As of March 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $21.3 million, which are available to offset future federal taxable income through 2023. The Company also has net operating loss carryforwards for state income tax purposes of approximately $48.5 million, which may be used to offset future state taxable income. The expiration of these loss carryforwards ranges between one and eighteen years. In addition, the Company has foreign net operating loss carryforwards of approximately $114.0 million, of which approximately $3.5 expire through 2010, $81.5 million expire through 2019, and the remainder may be carried forward indefinitely. The Company has foreign tax credit

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carryforwards of approximately $3.3 million which may be utilized through 2015, and AMT credit carryforwards of $0.5 million which may be carried forward indefinitely.
      The Company made net cash payments for income taxes in 2003, 2004 and 2005 of $3.0 million, $3.1 million and $1.3 million, respectively.

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
      Data for the geographic regions in which the Company operates is presented below for the periods presented in the consolidated statements of operations and the consolidated balance sheets (in thousands):

	2003	2004	2005

Net revenues:
North America	$79,278	$93,602	$132,614
Europe	50,017	58,861	53,447
All other countries	3,679	2,322	7,102

Total net revenues	$132,974	$154,785	$193,163

Long-lived assets (as of March 31):
North America	$7,920	$4,271	$4,138
Europe	3,895	2,682	2,363
All other countries	436	249	217

Total long-lived assets	$12,251	$7,202	$6,718

      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services.

(12)	Benefit Plans

401(k) Plan
      The Company established a defined contribution plan covering all of its North American employees in February 1994. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. As of September 15, 2004, all eligible employees below the level of vice president may receive matching contributions when the Company, in its discretion, determines to make matching contributions. The amount of the matching contribution is determined annually based on the Company’s performance and is immediately vested. The total Company contributions to the plan for fiscal year 2005 were $0.4 million. No contributions were made to the plan for fiscal years 2004 or 2003.

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

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      DiamondCluster has net investments in foreign operations located throughout Europe, South America and the Middle East. In order to mitigate the impact of foreign currency movements on the Company’s financial position, in some cases the Company hedges its foreign currency exposures through the use of forward contracts. When utilized, these contracts have been designated and have qualified as hedging instruments of the foreign currency exposure related to the Company’s net investment in its foreign operations. Accordingly, the net amount of gains or losses on these forward foreign exchange contracts offset losses and gains on the Company’s exposure to foreign currency movements related to its net investments in its foreign operations and are reflected in the cumulative translation adjustment account and included as a component of other comprehensive income (loss). At March 31, 2002, the Company had one Euro/U.S. Dollar forward contract outstanding in the notional principal amount of EUR 62.8 million. On June 28, 2002, the Company settled its Euro/U.S. Dollar forward contract for EUR 62.8 million. As noted above, the Company entered into this contract to mitigate the effect of an adverse movement of foreign exchange rates. As a result of the weakening of the U.S. dollar against the Euro in the first quarter of fiscal 2003, the Company recorded a net loss on the forward exchange contract of $7.4 million in the cumulative translation adjustments account which was offset by the related gain on the net investment in the foreign operations during the period. As of March 31, 2005 and 2004, there were no open foreign currency contracts outstanding.

(14)	Related Party Transactions
      It is the Company’s policy to reimburse the business use of private airplanes in connection with Company business in order to minimize the time spent by employees traveling to client sites, provided the cost of such travel is at or below prevailing market rates for private or chartered aircraft. During the fiscal year ended March 31, 2005, in accordance with this policy, the Company reimbursed the chief executive officer of the Company $250 thousand for business-related travel on an airplane he owned.

(15)	Short-term Investments
      All of the Company’s investments are classified as available-for-sale at March 31, 2005 and 2004. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair value, and net unrealized gains or losses are recorded, net of taxes, in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Any realized gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. The Company’s investments

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in publicly held companies are generally considered impaired when the fair value of an investment as measured by quoted market price is less than its carrying value and such a decline is not considered temporary. In the fourth fiscal quarter of fiscal year 2005, the Company began to classify its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous periods, and such amounts have been reclassified in the accompanying financial statements to conform to the current period classification. This change in classification had no effect on the previously reported amounts of total current assets, total assets, net income or cash flow from operations of the Company.

(16)	Quarterly Financial Information (Unaudited)
      The following table presents the unaudited quarterly financial information for fiscal years 2004 and 2005 (in thousands, except per share amounts):

	Quarter Ended

	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2004
Net revenue	$34,030	$38,213	$39,510	$43,032
Total revenue (including reimbursable expenses)	39,217	43,366	44,790	49,741
Gross margin	5,330	10,816	11,404	13,181
Income (loss) from operations	(9,944)	738	1,061	2,351
Income (loss) before income taxes	(9,542)	951	1,350	2,484
Net income (loss)	(10,053)	461	980	3,201
Basic income (loss) per share	$(0.31)	$0.01	$0.03	$0.10
Diluted income (loss) per share	$(0.31)	$0.01	$0.03	$0.09

	Quarter Ended

	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2005
Net revenue	$44,865	$46,116	$50,168	$52,014
Total revenue (including reimbursable expenses)	51,551	52,498	56,622	59,104
Gross margin	13,944	15,138	17,787	18,683
Income from operations	3,285	4,194	5,149	5,614
Income before income taxes	3,600	4,457	5,590	6,146
Net income	3,441	4,120	5,424	20,053
Basic income per share	$0.10	$0.12	$0.16	$0.59
Diluted income per share	$0.10	$0.12	$0.15	$0.53
      Quarterly income (loss) per share amounts are calculated independently and may not sum to the full year totals due to rounding and changes in shares outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
DiamondCluster International, Inc.:
      We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries as of March 31, 2004 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.
      In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
June 10, 2005

S-1

DIAMONDCLUSTER INTERNATIONAL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

	(Amounts in thousands)
For the Year Ended March 31, 2005:
Deducted from accounts receivable for uncollectible accounts	$1,650	$(145)	$426	$1,079
For the Year Ended March 31, 2004:
Deducted from accounts receivable for uncollectible accounts	$1,597	$413	$360	$1,650
For the Year Ended March 31, 2003:
Deducted from accounts receivable for uncollectible accounts	$1,089	$3,324	$2,816	$1,597

S-2