Form 10-Q
period 2005-06-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2005-08-05
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer:     Yes ☑          No ☐
      As of July 31, 2005, there were 34,196,627 shares of Common Stock of the Registrant outstanding.

DIAMONDCLUSTER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

DIAMONDCLUSTER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	June 30,
	2005	2005

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,270	$88,225
Short-term investments	55,975	—
Accounts receivable, net of allowance of $1,079 and $992 as of March 31, 2005 and June 30, 2005, respectively	22,044	19,464
Deferred income taxes	9,819	9,181
Prepaid expenses	6,005	6,262

Total current assets	136,113	123,132
Computers, equipment, leasehold improvements and software, net	5,145	4,681
Deferred income taxes	10,841	8,833
Other assets	1,573	1,736

Total assets	$153,672	$138,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,652	$3,855
Share repurchase payable	—	3,676
Accrued compensation	6,762	52
Deferred revenue	1,609	1,282
Income taxes payable	1,611	642
Restructuring accruals, current portion	2,848	2,499
Other accrued liabilities	14,545	13,637

Total current liabilities	32,027	25,643
Restructuring accruals, less current portion	3,700	3,200

Total liabilities	35,727	28,843

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 40,168 and 40,119 shares issued as of March 31, 2005 and June 30, 2005, respectively	40	40
Additional paid-in capital	639,795	624,679
Stock-based compensation	(2,174)	—
Accumulated other comprehensive income	2,660	2,343
Accumulated deficit	(446,294)	(447,816)

	194,027	179,246
Less Common Stock in treasury, at cost, 5,732 and 6,007 shares held at March 31, 2005 and June 30, 2005, respectively	(76,082)	(69,707)

Total stockholders’ equity	117,945	109,539

Total liabilities and stockholders’ equity	$153,672	$138,382

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months Ended
	June 30,

	2004	2005

	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$44,865	$48,304
Reimbursable expenses	6,686	6,653

Total revenue	51,551	54,957
Project personnel expenses:
Project personnel costs before reimbursable expenses	30,921	35,126
Reimbursable expenses	6,686	6,653

Total project personnel expenses	37,607	41,779

Gross margin	13,944	13,178

Other operating expenses:
Professional development and recruiting	1,339	1,871
Marketing and sales	834	725
Management and administrative support	8,486	9,557

Total other operating expenses	10,659	12,153

Income from operations	3,285	1,025
Other income, net	315	681

Income before taxes	3,600	1,706
Income tax expense	159	3,228

Net income (loss)	3,441	(1,522)
Foreign currency translation adjustments	(441)	(226)
Unrealized loss on investment	(144)	(91)

Comprehensive income (loss)	$2,856	$(1,839)

Basic net income (loss) per share of Common Stock	$0.10	$(0.04)
Diluted net income (loss) per share of Common Stock	$0.10	$(0.04)
Shares used in computing basic net income (loss) per share of Common Stock	33,385	33,977
Shares used in computing diluted net income (loss) per share of Common Stock	35,299	33,977
The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project personnel expenses	$3,155	$3,439
Professional development and recruiting	27	12
Marketing and sales	48	107
Management and administrative support	291	490

Total stock-based compensation	$3,521	$4,048

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended June 30,

	2004	2005

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,441	$(1,522)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	875	714
Write-down of net book value of computers, equipment, leasehold improvements and software, net	16	—
Stock-based compensation	3,521	4,048
Deferred income taxes	—	2,585
Changes in assets and liabilities:
Accounts receivable	(6,055)	1,772
Prepaid expenses and other	3,576	(542)
Accounts payable	(1,216)	(627)
Restructuring accrual	(982)	(849)
Accrued compensation	(4,131)	(6,705)
Other assets and liabilities	(4,309)	(1,055)

Net cash used in operating activities	(5,264)	(2,181)

Cash flows from investing activities:
Net redemptions of short-term investments	5,100	55,975
Capital expenditures, net	(345)	(379)
Other assets	54	60

Net cash provided by investing activities	4,809	55,656

Cash flows from financing activities:
Common stock issued, net	678	1,702
Tax benefits from employee stock plans	42	41
Purchase of treasury stock	(3,725)	(8,683)

Net cash used in financing activities	(3,005)	(6,940)

Effect of exchange rate changes on cash	(43)	(580)

Net increase (decrease) in cash and cash equivalents	(3,503)	45,955
Cash and cash equivalents at beginning of period	39,004	42,270

Cash and cash equivalents at end of period	$35,501	$88,225

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$6
Cash paid during the period for income taxes	266	660
Non-cash financing activities:
Treasury stock repurchase obligation	$—	$3,676
Transfer of stock-based compensation balance to additional paid-in capital upon adoption of SFAS No. 123R	—	2,174
See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Reporting
      The accompanying unaudited interim condensed consolidated financial statements include the accounts of DiamondCluster International, Inc., and its wholly-owned subsidiaries (the “Company”). All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts, which include stock-based compensation expense and short-term investments, have been reclassified to conform with current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as disclosed in footnote B below. The consolidated results of operations for the three months ended June 30, 2005 are not necessarily indicative of results for the full fiscal year.

B.	Stock-Based Compensation
      In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” and supersedes Accounting Principles Board Option (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
      The Company adopted SFAS No. 123R on April 1, 2005 (the first day of its 2006 fiscal year). While the provisions of SFAS No. 123R are not effective until the first annual reporting period that begins after June 15, 2005, the Company elected to adopt SFAS No. 123R before the required effective date. The Company adopted SFAS No. 123R using a modified prospective method, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation expense on options granted prior to April 1, 2003 (prior to the adoption of SFAS 123 by the Company) been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been equal to the pro forma amounts indicated below (in thousands, except per share data). The pro forma net income (loss) and earnings (loss) per share for the first quarter of fiscal year 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for the first quarter of fiscal year 2006 are included in the table below only to provide the detail for a comparative presentation to the first quarter of fiscal year 2005.

	Three Months
	Ended June 30,

	2004	2005

Net earnings (loss):
As reported	$3,441	$(1,522)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,521	3,037
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,953)	(3,037)

Pro forma	$3,009	$(1,522)

Basic net earnings (loss) per share:
As reported	$0.10	$(.04)
Pro forma	$0.09	$(.04)
Diluted net earnings (loss) per share:
As reported	$0.10	$(.04)
Pro forma	$0.09	$(.04)
      The Company has two share-based compensation plans which are described below, the 1998 Amended and Restated Equity Incentive Plan (“1998 Plan”) and the 2000 Stock Option Plan (“2000 Plan”), collectively “Share-Based Plans.” Under each plan, 28.0 and 8.5 million shares were authorized for grant, respectively, and at June 30, 2005, approximately 9.7 million and 6.4 million shares, respectively, are available for future grant.
      Stock-based compensation expense was $3.5 million and $4.0 million in the first quarter of fiscal year 2005 and fiscal year 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.0 million for the first quarter of fiscal year 2006. An additional $41 thousand of income tax benefit was recognized in additional paid-in capital.
      In addition, at April 1, 2005, upon adoption of SFAS No. 123R, the amount of compensation cost recorded in prior years for stock-based awards that are not expected to vest due to future forfeitures was insignificant.

Stock Options and SARs
      The Share-Based Plans authorize the granting of qualified and non-qualified stock options and stock appreciation rights (“SARs”) to officers and employees and non-qualified stock options and SARs to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options and SARs are for shares of Common Stock.
      The Share-Based Plans provide that the exercise price of the stock options will be determined based on the average of the closing price of a share of Common Stock on the NASDAQ Stock Market System for the

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ten trading days immediately preceding the date of grant. Options granted under the 1998 Plan must have an exercise price at or above the fair market value on the date of grant. Options granted under the 2000 Plan can have an exercise price that is below the fair market value on the date of grant. SARs entitle grantees to receive Common Stock with a value equal to the increase in the fair market value of the Common Stock from the date of grant to the date of exercise. Options/ SARs granted to officers generally vest over five years and expire on the seventh anniversary of the grant date, or six months after the last vest date for more recent grants and for all SAR grants. Options granted to non-officer employees generally vest over four years and expire on the sixth anniversary of the date of grant, or six months after the last vest date for more recent grants and for all SAR grants. Non-qualified stock options/ SARs vest over periods ranging from immediately to five years. SARs granted to Board members vest quarterly over one year and expire five years after the last vest date. Options and SARs with graded vesting expensed under SFAS No. 123 are expensed over the vesting term of each separately vesting portion (“Accelerated Expense Recognition Method”). Options and SARs granted since the adoption of SFAS No. 123R are expensed on a straight-line basis over the vesting term, except those with a performance acceleration clause (see below), which follow the Accelerated Expense Recognition Method.
      During the first quarter of fiscal year 2006, the Company granted 1.5 million SARs, principally as part of the annual performance review process. Of those awards, 0.5 million contain an acceleration clause, stating that vesting may be increased if the Company’s annual revenue growth exceeds 20% in a fiscal year, starting with 2006.
      The fair value of each SAR award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The expected life (estimated period of time outstanding) was estimated using historical exercise behavior of employees. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

SARs

Expected volatility	55%-60%
Expected dividend yield	0%
Expected life (in years)	3.76
Risk-free interest rate	3.35%- 3.96%
      The weighted-average grant-date fair value of SARs granted during the first quarter of fiscal year 2006 was $6.26.
      A summary of option/ SAR activity under the Share-Based Plans as of June 30, 2005, and changes during the quarter then ended is presented below:

			Weighted
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise Price	Contractual	Intrinsic
Options/SARs	Option/SARs	Per Share	Term	Value

				($000)
Outstanding at March 31, 2005	9,730	$11.21
Granted	1,497	14.87
Exercised	(399)	8.21
Forfeited or expired	(148)	11.94

Outstanding at June 30, 2005	10,680	$11.82	3.04	$17,472

Exercisable at June 30, 2005	6,225	$12.49	2.34	$9,487

      The total intrinsic value of options and SARs exercised during the first quarter of fiscal year 2006 was $1.7 million.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Restricted Stock Units (“Stock Awards”)
      The Share-Based Plans also authorize the granting of Stock Awards (Restricted Stock and Restricted Stock Units (“RSUs”)) to officers, employees, certain individuals who are not employees of the Company, and certain non-employee members of the Board of Directors. These Stock Awards are granted at no cost to the individual. They are subject to vesting terms at which point Common Stock is issued if the individual holds a restricted stock unit, or the restrictions on sale of the Common Stock lapse if the individual holds restricted stock. Stock Awards generally vest over five years for partners and four years for other employees. Stock awards granted to Board members vest quarterly over one year. The Company allocates the cost of Stock Awards on a straight-line basis over the vesting period. Stock Awards granted under SFAS No. 123R with a performance acceleration clause (see below) are expensed using the Accelerated Expense Recognition Method.
      During the first quarter of 2006, the Company issued 0.9 million stock awards. Of these awards, 0.3 million contain an acceleration clause, as described above under Stock Options and SARs.
      A summary of the status of the Company’s non-vested shares as of June 30, 2005, and changes during the quarter then ended, is presented below:

		Weighted
	Non-vested	Average
	Stock	Grant-Date
	Awards	Fair Value

Non-vested at March 31, 2005	3,183	$7.72
Granted	939	14.59
Vested	(659)	6.17
Forfeited	(129)	9.07

Non-vested at June 30, 2005	3,334	$9.85

      The total fair value of shares vested during the quarter ended June 30, 2005, was $7.8 million.

Employee Stock Purchase Plan
      The Company’s Amended and Restated Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase Common Stock based on the average of the closing price of a share of Common Stock on the NASDAQ Stock Market System for the ten trading days prior to the individual’s enrollment date or the purchase date. Offering periods occur on May 1 and each three month period thereafter, for an offering period of two years. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period. The ESPP is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue Code. The ESPP allows a maximum of 4.4 million shares to be purchased by employees and at June 30, 2005, approximately 2.5 million shares are available for future issuances.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of the May 2005 ESPP offering was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

May 2005 Offering

Expected volatility	42%
Expected dividend yield	0%
Expected life	3 months to 2 years
Risk-free interest rate	2.93%-3.64%
      The weighted-average fair value of the Company’s ESPP rights was $1.78 for the May 2005 offering.

Other
      Cash received from option and ESPP exercises under all share-based payment arrangements was $3.4 million and the related tax benefit was $0.3 million for the first quarter of fiscal year 2006. The Company also paid $1.7 million in withholding taxes for consideration of shares withheld from employees upon the vesting of Stock Awards.
      As of June 30, 2005, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of share-based compensation arrangements was approximately $36.5 million and is expected to be recognized over a weighted-average period of approximately three years.
      The Company is using previously purchased treasury shares for all net shares issued for option and SAR exercises, RSUs vesting, restricted stock grants, and ESPP purchases. Shares may also be issued from unissued share reserves. The Company’s active Buy-back Program (refer to the Treasury Stock Transactions discussion on page twenty-one for a definition of the Buy-back Program) is not related to this policy, however, shares repurchased under that program will be available to be issued for shares issued under the Share-Based Plans.

C.	Net Income (Loss) Per Share
      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted net income (loss) per share for the three months ended June 30, 2004 and 2005 (in thousands):

	Three Months
	Ended June 30,

	2004	2005

Shares used in computing basic net income (loss) per share	33,385	33,977
Dilutive effect of stock options, SARs and restricted stock/ units	1,914	—

Shares used in computing diluted net income (loss) per share	35,299	33,977

Antidilutive securities not included in dilutive net income (loss) per share calculation	8,370	3,997

Dilutive securities not included in net income (loss) per share due to loss	—	3,045

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Restructuring Charges
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
      Of the restructuring charges in fiscal years 2002, 2003 and 2004, the remaining $5.7 million restructuring accrual balance as of June 30, 2005 is related to the $20.5 million restructuring charge that occurred in September 2002 and was subsequently adjusted in June 2003 by recording an additional $1.7 million of expense. The $22.2 million charge consisted of $13.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the vacated office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom are still employed by the Company. Of the total employees severed, 60% were project personnel and 40% were operational personnel.
      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $19.7 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of June 30, 2005, $14.8 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to this accrual are expected to be made through July 2012.

	Restructuring Charge for the Quarter Ended								Accrual Reduction		Other

												Remaining
	December 2001		September 2002		December 2002		June 2003		Utilized		Currency	Accrual
											Translation	Balance as of
Description	Charge	Adj(1)	Charge	Adj(2)	Charge	Adj(3)	Charge	Adj(3)	Cash	Non-cash	Adjustments	6/30/2005

Severance and related costs	$10,847	$53	$5,638	$—	$7,761	$(89)	$2,497	$(43)	$24,195	$2,512	$43	$—
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	397	(91)	—	(35)	10,725	1,567	690	5,571
Write-off of property, plant, equipment and leases	1,606	375	2,714	—	251	—	—	—	2,702	2,116	—	128

	$15,542	$400	$20,457	$1,736	$8,409	$(180)	$2,497	$(78)	$37,622	$6,195	$773	$5,699

(1)	Adjustment was recorded in September 2002.

(2)	Adjustment was recorded in June 2003.

(3)	Adjustment was recorded in March 2004.
      These restructuring charges and accruals required certain significant estimates and assumptions, including estimates of sub-lease rental income to be realized in the future. These estimates and assumptions

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Data for the geographic regions in which the Company operates is presented below for the periods presented in the condensed consolidated statements of operations and the condensed consolidated balance sheets (in thousands):

	Three Months Ended
	June 30,

	2004	2005

Net revenue:
North America	$27,293	$34,640
Europe	17,275	7,138
All other countries	297	6,526

Total net revenue	$44,865	$48,304

      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services.

	March 31,	June 30,
	2005	2005

Long-lived assets:
North America	$4,138	$4,010
Europe	2,363	2,015
All other countries	217	392

Total long-lived assets	$6,718	$6,417

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
Overview
      We are a premier global management consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Our firm offers clients skills in strategy, technology, and program management to help companies reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. We combine innovative strategic thinking, deep industry expertise, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. During the three months ended June 30, 2005 we generated net revenue of $48.3 million from 72 clients. At June 30, 2005, we employed 570 consultants and had eleven offices in North America, Europe, South America and the Middle East, which included Barcelona, Chicago, Dubai, Düsseldorf, Lisbon, London, Madrid, Münich, Paris, São Paulo and Washington, D.C.
      Our revenue is driven by our ability to secure new client engagements, maintain existing client engagements and develop and implement solutions that add value to our clients. Our revenue is comprised of professional fees for services rendered to our clients plus reimbursable expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements, and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement agreement. We bill our clients for these services on either a monthly or semi-monthly basis in accordance with the terms of the client engagement agreement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may be contractually required to bill for those services at an earlier or later date than the date services are provided. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-off’s of accounts receivable, are reflected in the allowance for doubtful accounts. We also set aside a portion of the revenue from each client engagement to cover the estimated costs that are likely to be incurred subsequent to targeted project completion. This portion of the project revenue is reflected in deferred revenue and is calculated based on our historical experience. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.
      Net revenue for the first quarter of fiscal year 2006 decreased 7% compared to the fourth quarter of fiscal year 2005, and increased 8% compared to the first quarter of the prior fiscal year. The decrease in revenue compared to the prior fiscal quarter is attributable to a decrease in the revenue of our top five clients which was partially offset by new client revenue in the first quarter of fiscal year 2006. The increase over the prior year period is primarily due to continued improvement in the environment for our services over the past two fiscal years coupled with higher realized billing rates at new and existing clients.
      We generate revenue in many different countries throughout the world and our revenues are denominated in multiple currencies, including the U.S. Dollar, the Euro, the British Pound Sterling and the Brazilian Real. As such, our revenues and expenses may be impacted significantly by fluctuations in foreign currency exchange rates. Assuming constant foreign currency translation rates, net revenue for the first quarter of fiscal

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
year 2006 would have decreased 6% (versus 7% actual) compared to the fourth quarter of fiscal year 2005 and increased 6% (versus 8% actual) compared to the first quarter of fiscal year 2005.
      The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to project personnel, variable incentive compensation, and related benefits associated with professional staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between net revenue and project personnel costs before reimbursable expenses to be an important measure of our operating performance. Net revenue less project personnel costs before reimbursable expenses, or gross margin, is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Our practice headcount increased to 570 at June 30, 2005, compared to 568 at March 31, 2005 and 487 at June 30, 2004. Our gross margin decreased $5.5 million, or 29%, in the first quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005, and decreased $0.8 million, or 5%, compared to the first quarter of fiscal year 2005. The decreases are primarily due to lower utilization of consultants. Our annualized net revenue per practice professional was $340 thousand for the first quarter of fiscal year 2006, compared to $376 thousand for the fourth quarter of fiscal year 2005 and $371 thousand for the first quarter of fiscal year 2005.
      Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space), and other administrative support for project personnel. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from operations decreased $4.6 million, or 82%, in the first quarter of fiscal year 2006 compared to the fourth quarter of the fiscal year 2005 as a result of decreased revenues. Income from operations decreased $2.3 million, or 69%, compared to the first quarter of fiscal year 2005 due to an increase in expenses that more than offset the increase in revenues. The increase in expenses consisted primarily of compensation expense related to an increase in practice and operations headcount, employee raises and stock-based compensation expense, which more than offsets the decrease in bonus accrual during the first quarter of fiscal year 2006, as well as an increase in benefits and facilities expenses.
      We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the first quarter of fiscal year 2006 was 60% compared to 66% for the first and fourth quarters of fiscal year 2005.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      Our net cash used in operations for the three months ended June 30, 2005 was $2.2 million and was primarily due to a net loss of $1.5 million, payment of fiscal year 2005 bonuses of $6.7 million, and was partially offset by stock-based compensation of $4.0 million and a decrease in accounts receivable of $1.8 million as a result of an increase in collections.
      Management believes that the free cash flow metric, defined as net cash used in operating activities ($2.2 million) net of capital expenditures ($0.4 million), provides a consistent metric from which the performance of the business may be monitored. Free cash flow was negative $2.6 million for the three months ended June 30, 2005, compared to negative $5.6 million for the three months ended June 30, 2004. The increase in free cash flow is primarily due to the decrease in accounts receivable during the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004.
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
      For a more detailed discussion of these factors, see Exhibit 99.1 to this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005. We undertake no obligation to update or revise any forward-looking statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies and Estimates
      We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For a description of the significant accounting policies which we believe are the most critical to aid in understanding and evaluating our reported financial position and results, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
Results of Operations
      The following table sets forth the percentage of net revenue of items included in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	June 30,

			Increase/
	2004	2005	(Decrease)

Revenue:
Net revenue	100%	100%	—%
Reimbursable expenses	15	14	(1)

Total revenue	115	114	(1)
Project personnel expenses:
Project personnel costs before reimbursable expenses	69	73	4
Reimbursable expenses	15	14	(1)

Total project personnel expenses	84	87	3

Gross margin	31	27	(4)

Other operating expenses:
Professional development and recruiting	3	4	1
Marketing and sales	2	1	(1)
Management and administrative support	19	20	1

Total other operating expenses	24	25	1

Income (loss) from operations	7	2	(5)
Other income, net	1	2	1

Income (loss) before taxes	8	4	(4)
Income tax expense	—	7	7

Net income	8%	(3)%	(11)%

Revenue
      On a consolidated basis, net revenue increased $3.4 million, or 8%, during the quarter ended June 30, 2005 as compared to the same period in the prior year. This increase is primarily due to continued improvement in the environment for our services over the past two fiscal years coupled with higher realized billing rates at new and existing clients.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      We served 72 clients during the quarter ended June 30, 2005, compared to 79 clients during the quarter ended June 30, 2004. Average revenue per client increased from $0.6 million per client during the quarter ended June 30, 2004 to $0.7 million per client during the quarter ended June 30, 2005, reflecting higher realized billing rates during the period.
      Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 11% of revenue during the quarter ended June 30, 2005, compared to 9% during the quarter ended June 30, 2004. As a result of new opportunities in the Middle East and the opening of the office in Dubai, resources were assigned to these client engagements from the European region to meet the demand for our services in the Middle East.
      For the quarter ended June 30, 2004 and 2005, billed fee revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee		New Client
	Revenue		Revenue

	For the Three		For the Three
	Months Ended		Months Ended
	June 30,		June 30,

Industry	2004	2005	2004	2005

Financial Services	32%	27%	21%	23%
Telecommunications	29%	30%	48%	29%
Insurance	18%	14%	2%	1%
Enterprise	9%	13%	19%	46%
Healthcare	8%	11%	8%	0%
Public Sector	2%	3%	0%	1%
Utilities	2%	2%	2%	0%

	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs
      Project personnel costs before reimbursable expenses increased $4.2 million, or 14%, during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase in project personnel costs is primarily due to increases in practice headcount and practice personnel compensation. As a percentage of net revenue, project personnel costs before reimbursable expenses increased from 69% during the quarter ended June 30, 2004 to 73% during the quarter ended June 30, 2005 primarily due to increased compensation related to practice personnel raises and an increase in practice headcount.
      Our global utilization rate for the first quarter of fiscal year 2006 was 60% compared to 66% in the first and fourth quarters of fiscal year 2005. Our annualized net revenue per practice professional was $340 thousand for the first quarter of fiscal year 2006, compared to $376 thousand in the fourth quarter of fiscal year 2005, and $371 thousand in the first quarter of fiscal year 2005. Annualized voluntary attrition decreased to 18% for the quarter ended June 30, 2005, compared to 21% for the same period in the prior fiscal year. Total attrition, defined as voluntary attrition plus company initiated attrition, remained flat at 23% for the quarter ended June 30, 2005, compared to the same period in the prior fiscal year.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Professional Development and Recruiting
      Professional development and recruiting expenses increased $0.5 million, or 40%, during the quarter ended June 30, 2005 as compared to the same period in the prior fiscal year. The increase is primarily due to our increased campus and experienced recruiting initiatives as well as increases in our level of training development and conduct expenditures. We are recruiting candidates from college campuses as well as recruiting non-campus hires at all levels. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, and sourcing fees related to non-campus hire searches. As a result of increased headcount, training expenditures have increased as we have conducted more frequent new hire training programs during fiscal year 2005 and into fiscal year 2006. We have also continued to invest in developing our training curriculum and have increased the number of training courses offered to employees in the quarter ended June 30, 2005, compared to the same period in the prior fiscal year.

Management and Administrative Support
      Management and administrative support expenses increased $1.1 million, or 13%, during the quarter ended June 30, 2005 as compared to the same period in the prior fiscal year. The increase is primarily due to increases in accounting expenses related to audit fees, stock-based compensation expense for management and administrative personnel, and increases in facilities expenses related to business related taxes, rent expense and the opening of the Dubai, United Arab Emirates, office in the fourth quarter of fiscal year 2005. Management and administrative support expenses include the rent expense associated with our eleven offices located in North America, Europe, South America and the Middle East.
Income Tax Expense
      The effective income tax rate for the quarter ended June 30, 2005 was 189%, or $3.2 million net tax expense. The effective tax rate for the quarter ended June 30, 2004 was 4.4%, or $0.2 million net tax expense. The increase was due to the reversal of the valuation allowance in the U.S. at March 31, 2005, and as a result income taxes are now recorded on U.S. earnings. In the quarter ended June 30, 2005, we reported profits in the U.S. for which taxes were provided at the statutory rate, while we were unable to recognize tax benefits in certain international jurisdictions where we have losses and have previously established a valuation allowance against deferred tax assets. Income tax expense recorded in the quarter ended June 30, 2004 was related to income earned in jurisdictions where we did not have available loss carryforwards, or where loss carryforwards were limited, as we had valuation allowances against all of our net deferred tax assets.
      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. Based on the positive financial performance in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.1 million of the valuation allowance as of March 31, 2005. As of June 30, 2005, the valuation allowance against deferred tax assets was $45.6 million and is attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources
      The following table describes our liquidity and financial position on June 30, 2004 and 2005:

	June 30,

	2004	2005

	(In millions)
Working capital	$82.8	$97.5
Cash and cash equivalents	$35.5	$88.2
Short-term investments	$37.2	$—
Unutilized bank credit facilities	$9.2	$9.2
Stockholders’ equity	$84.2	$109.5
      Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, short-term investments, cash flow from operations and proceeds received upon the exercise of stock options by our employees. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program. We anticipate that these sources will provide sufficient liquidity to fund our operating and capital requirements at least through fiscal year 2007.
      The $37.2 million of short-term investments as of June 30, 2004 were investments in auction-rate securities and were reported as part of cash and cash equivalents in prior period reports. The Company’s investments in auction-rate securities as of June 30, 2005 were zero. The Company does not have any plans to invest in auction rate securities in the foreseeable future.
      As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate less fifty basis points or based on LIBOR plus 75 basis points, at our discretion. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of June 30, 2005, these letters of credit totaled $0.8 million. As of June 30, 2005, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit. This line of credit is set to expire on July 31, 2007. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows from Operating Activities
      During the quarter ended June 30, 2005, net cash used in operating activities was $2.2 million. This primarily resulted from the following activities (amounts in thousands):

Quarter Ended
June 30,
2005

Net loss	$(1,522)
Total non-cash charges	4,762
Deferred income taxes	2,585
Total increases in cash flows from operating activities due to changes in assets and liabilities	1,772
Total decreases in cash flows from operating activities due to changes in assets and liabilities	(9,778)

Net cash used in operating activities	$(2,181)

•	Net non-cash charges aggregating $4.8 million are excluded from the net loss of $1.5 million to arrive at cash flows from operating activities. The principal non-cash charges were due to stock-based compensation ($4.0 million) and depreciation and amortization ($0.7 million). These non-cash charges are summarized as follows (in thousands):

Quarter Ended
June 30,
2005

Stock-based compensation	$4,048
Depreciation and amortization	714

Total non-cash charges	$4,762

•	Deferred income taxes decreased $2.6 million during the quarter ended June 30, 2005. This change is also excluded from the net loss of $1.5 million to arrive at cash flows from operations.

•	The total increases in cash flows from operating activities due to changes in assets and liabilities was $1.8 million. This was primarily the result of a decrease in accounts receivable at June 30, 2005 compared to March 31, 2005.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	The total decreases in cash flows from operating activities due to changes in assets and liabilities was $9.8 million. The decreases were primarily the result of payment of employee bonuses of $6.7 million, cash outflows to reduce the restructuring accrual ($0.8 million), which included payments under contractual lease obligations, a decrease in accounts payable ($0.6 million), an increase in prepaid expenses and other ($0.5 million), and a decrease in other assets and liabilities, net ($1.1 million) primarily related to a decrease in value added tax (“VAT”) payable and an increase in notes receivable related to new hire sign-on bonuses. The decreases are summarized as follows (in thousands):

Quarter Ended
June 30,
2005

Accrued compensation	$(6,705)
Restructuring accrual	(849)
Accounts payable	(627)
Prepaid expenses and other	(542)
Other assets and liabilities	(1,055)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(9,778)

      Our billings for the quarter ended June 30, 2005 totaled $55.9 million compared to $53.6 million for the quarter ended June 30, 2004. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from both increased consultants and revenue generating projects. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $20.5 million at June 30, 2005 represented 33 days of billings for the quarter ended June 30, 2005. This compares to a gross receivable balance of $30.5 million at June 30, 2004 which represented 51 days of billings for the quarter ended June 30, 2004. The decrease in accounts receivable at June 30, 2005 as compared to June 30, 2004 was principally due to the timing of client payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, therefore, it is not indicative of a trend in the business.

Cash Flow from Investing Activities
      Cash provided by investing activities was $55.7 million for the quarter ended June 30, 2005. Cash provided by investing activities resulted primarily from redemptions of short-term investments in auction-rate securities, net of purchases, of $56.0 million, partially offset by capital expenditures for laptops and servers.

Cash Flow from Financing Activities
      Cash used in financing activities was $6.9 million for the quarter ended June 30, 2005 resulting from the repurchase of DiamondCluster common stock in the amount of $8.7 million, less $3.4 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan, offset by $1.6 million for employee shares withheld for tax purposes.

Treasury Stock Transactions
      The Board of Directors (the “Board”) has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions (“Buy-back Program”). During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of additional shares of the Company’s outstanding Common Stock under the existing Buy-back Program having an aggregate market value of up to $50.0 million. As of May 1, 2005, the amount available for repurchase under the Buy-back Program was $52.8 million. During the quarter ended June 30, 2005, we repurchased 1.1 million shares at an average price of $11.68. As of June 30, 2005, the amount available for repurchase under the Board authorization was $40.5 million.

Summary
      We believe that our current cash balances, existing lines of credit, and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal year 2007. If necessary, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities. However, there is no assurance that such financing would be available to us on acceptable terms.

DIAMONDCLUSTER INTERNATIONAL, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
      This information is set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the quarter ended June 30, 2005.

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
Changes in Internal Control of Financial Reporting
      There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIAMONDCLUSTER INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1.
      None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of additional shares of the Company’s outstanding Common Stock under the existing Buy-back Program having an aggregate market value of up to $50.0 million. As of May 1, 2005, the amount available for repurchase under the Buy-back Program was $52.8 million. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. As of June 30, 2005, the amount available for repurchase under the Board authorization was $40.5 million. During the quarter ended June 30, 2005, we repurchased 1.1 million shares from the open market at an average price of $11.68 in the following months:

	Issuer Purchases of Equity Securities

				Total Number of Shares	Maximum Approximate
				Purchased as Part of	Dollar Value of Shares
	Total Number of		Average Price	Publicly Announced	That May be Purchased
Period	Shares Purchased		Paid per Share	Plans	Under the Plan

April 1, 2005 — April 30, 2005	—		$—	—	$52,816,593
May 1, 2005 — May 31, 2005	477,649	(1)	$12.10	448,200	$47,384,876
June 1, 2005 — June 30, 2005	610,284		$11.35	610,284	$40,457,302

(1)	Includes 29,449 shares withheld at an average price of $11.77 to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company’s 1998 Equity Incentive Plan. These shares were repurchased by the Company pursuant to the terms of the plan and not pursuant to the Company’s publicly announced share repurchase program.

DIAMONDCLUSTER INTERNATIONAL, INC.
Items 3-5.
      None

Item 6.	Exhibits and Reports on Form 8-K
      (a) Exhibits

3.1	(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Risk Factors
      (b) Reports on Form 8-K
          Form 8-K dated April 28, 2005 (earnings release)
          Form 8-K/ A dated April 28, 2005 (earnings release)
          Form 8-K dated June 22, 2005 (preliminary earnings release)
          Form 8-K dated July 27, 2005 (earnings release)

*	filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamondcluster International, Inc.

Date: August 5, 2005	By: /s/ Melvyn E. Bergstein Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: August 5, 2005	By: /s/ Karl E. Bupp Karl E. Bupp Vice President, Chief Financial Officer and Treasurer