Form 10-Q
period 2005-09-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2005-11-09
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer:     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).      Yes ☐          No  ☑
      As of October 31, 2005, there were 32,975,956 shares of Common Stock of the Registrant outstanding.

DIAMONDCLUSTER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

PART I
Item 1: Financial Statements
DIAMONDCLUSTER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	September 30,
	2005	2005

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,270	$78,960
Short-term investments	55,975	—
Accounts receivable, net of allowance of $1,079 and $943 as of March 31, 2005 and September 30, 2005, respectively	22,044	21,736
Deferred income taxes	9,819	6,425
Prepaid expenses and other current assets	6,005	6,197

Total current assets	136,113	113,318
Computers, equipment, leasehold improvements and software, net	5,145	4,070
Deferred income taxes	10,841	10,063
Other assets	1,573	1,779

Total assets	$153,672	$129,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,652	$3,757
Share repurchase payable	—	1,111
Accrued compensation	6,762	27
Deferred revenue	1,609	1,161
Income taxes payable	1,611	1,401
VAT taxes payable	2,052	2,228
Employee related taxes payable	4,319	3,976
Restructuring accruals, current portion	2,848	8,924
Other accrued liabilities	8,174	9,572

Total current liabilities	32,027	32,157
Restructuring accruals, less current portion	3,700	6,638

Total liabilities	35,727	38,795

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 40,168 and 40,119 shares issued as of March 31, 2005 and September 30, 2005, respectively	40	40
Additional paid-in capital	639,795	624,122
Stock-based compensation	(2,174)	—
Accumulated other comprehensive income	2,660	2,506
Accumulated deficit	(446,294)	(457,867)

	194,027	168,801
Less Common Stock in treasury, at cost, 5,732 and 7,213 shares held at March 31, 2005 and September 30, 2005, respectively	(76,082)	(78,366)

Total stockholders’ equity	117,945	90,435

Total liabilities and stockholders’ equity	$153,672	$129,230

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2004	2005	2004	2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$46,116	$49,015	$90,981	$97,319
Reimbursable expenses	6,382	6,813	13,068	13,466

Total revenue	52,498	55,828	104,049	110,785
Project personnel expenses:
Project personnel costs before reimbursable expenses	30,978	34,244	61,899	69,370
Reimbursable expenses	6,382	6,813	13,068	13,466

Total project personnel expenses	37,360	41,057	74,967	82,836

Gross margin	15,138	14,771	29,082	27,949

Other operating expenses:
Professional development and recruiting	1,653	1,933	2,992	3,804
Marketing and sales	642	1,039	1,476	1,764
Management and administrative support	8,649	9,346	17,135	18,903
Restructuring charge	—	10,987	—	10,987

Total other operating expenses	10,944	23,305	21,603	35,458

Income (loss) from operations	4,194	(8,534)	7,479	(7,509)
Other income, net	263	800	578	1,481

Income (loss) before taxes	4,457	(7,734)	8,057	(6,028)
Income tax expense	337	2,317	496	5,545

Net income (loss)	4,120	(10,051)	7,561	(11,573)
Foreign currency translation adjustments	289	119	(151)	(107)
Unrealized gain (loss) on investment	(79)	44	(223)	(47)

Comprehensive income (loss)	$4,330	$(9,888)	$7,187	$(11,727)

Basic net income (loss) per share of Common Stock	$0.12	$(0.30)	$0.23	$(0.34)
Diluted net income (loss) per share of Common Stock	$0.12	$(0.30)	$0.21	$(0.34)
Shares used in computing basic net income (loss) per share of Common Stock	33,421	33,270	33,403	33,622
Shares used in computing diluted net income (loss) per share of Common Stock	35,253	33,270	35,349	33,622
The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project personnel expenses	$3,045	$2,646	$6,200	$6,085
Professional development and recruiting	34	16	61	28
Marketing and sales	53	91	101	198
Management and administrative support	344	620	635	1,110

Total stock-based compensation	$3,476	$3,373	$6,997	$7,421

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended September 30,

	2004	2005

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$7,561	$(11,573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Restructuring charge	—	10,987
Depreciation and amortization	1,684	1,418
Write-down of net book value of computers, equipment, leasehold improvements and software, net	31	—
Stock-based compensation	6,997	7,421
Deferred income taxes	—	4,104
Changes in assets and liabilities:
Accounts receivable	2,002	(649)
Prepaid expenses and other	3,679	(411)
Accounts payable	(1,521)	(705)
Restructuring accrual	(1,686)	(904)
Accrued compensation	(459)	(6,731)
Other assets and liabilities	(5,111)	1,377

Net cash provided by operating activities	13,177	4,334

Cash flows from investing activities:
Net redemptions of short-term investments	4,525	55,975
Capital expenditures, net	(813)	(765)
Other assets	91	60

Net cash provided by investing activities	3,803	55,270

Cash flows from financing activities:
Common stock issued, net	3,530	3,333
Tax benefits from employee stock plans	133	49
Purchase of treasury stock	(10,523)	(25,474)

Net cash used in financing activities	(6,860)	(22,092)

Effect of exchange rate changes on cash	63	(822)

Net increase in cash and cash equivalents	10,183	36,690
Cash and cash equivalents at beginning of period	39,004	42,270

Cash and cash equivalents at end of period	$49,187	$78,960

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$6
Cash paid during the period for income taxes	546	724
Non-cash financing activities:
Treasury stock repurchase obligation	$—	$1,111
Transfer of stock-based compensation balance to additional paid-in capital upon adoption of SFAS No. 123R	—	2,174
See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A.     Basis of Reporting
      The accompanying unaudited interim condensed consolidated financial statements include the accounts of DiamondCluster International, Inc., and its wholly-owned subsidiaries (the “Company”). All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts, which are comprised of stock-based compensation expense and short-term investments, have been reclassified to conform with current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as disclosed in footnote B below. The consolidated results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of results for the full fiscal year.
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

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation expense on options granted prior to April 1, 2003 (prior to the adoption of SFAS 123 by the Company) been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been equal to the pro forma amounts indicated below (in thousands, except per share data). The pro forma net income (loss) and earnings (loss) per share for the three and six months ended September 30, 2005 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for the three and six month periods ended September 30, 2005 are included in the table below only to provide the detail for a comparative presentation to the three and six month periods ended September 30, 2004.

	Three Months		Six Months
	Ended September 30,		Ended September 30,

	2004	2005	2004	2005

Net earnings (loss):
As reported	$4,120	$(10,051)	$7,561	$(11,573)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,476	3,050 (1)	6,997	6,087 (1)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,404)	(3,050)	(7,357)	(6,087)

Pro forma	$4,192	$(10,051)	$7,201	$(11,573)

Basic net earnings (loss) per share:
As reported	$0.12	$(0.30)	$0.23	$(0.34)
Pro forma	0.13	(0.30)	0.22	(0.34)
Diluted net earnings (loss) per share:
As reported	0.12	(0.30)	0.21	(0.34)
Pro forma	0.12	(0.30)	0.20	(0.34)

(1)	In the three and six month periods ended September 30, 2005, amount includes $0.6 million of compensation expense related to stock options, stock appreciation rights and awards that was recorded as part of the restructuring charge expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Net Income (Loss) Per Share
      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted net income (loss) per share for the three and six months ended September 30, 2004 and 2005 (in thousands):

	Three Months		Six Months
	Ended September 30,		Ended September 30,

	2004	2005	2004	2005

Shares used in computing basic net income (loss) per share	33,421	33,270	33,403	33,622
Dilutive effect of stock options, SARs and restricted stock/units	1,832	—	1,946	—

Shares used in computing diluted net income (loss) per share	35,253	33,270	35,349	33,622

Antidilutive securities not included in dilutive net income (loss) per share calculation	7,723	8,151	8,000	4,461

Dilutive securities not included in net income (loss) per share due to loss	—	1,388	—	2,488

D.	Restructuring Charges
      The Company restructured its workforce and operations in fiscal years 2003, 2004 and 2006 in order to better align the Company’s operating infrastructure with the anticipated levels of business in the future. For the fiscal year 2003 restructuring charge, the Company estimated these costs based upon management’s restructuring plan and accounted for this plan in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” For the fiscal years 2004 and 2006 restructuring charges, the Company estimated these costs based upon management’s restructuring plans and accounted for these plans in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In September 2005 the Company recorded a restructuring charge of $11.0 million comprised of $8.0 million for a restructuring plan implemented in September 2005 and $3.0 million for an adjustment to a restructuring charge that occurred in September 2002.
      In connection with the restructuring plan implemented in September 2005, the Company recorded a restructuring charge of $8.0 million. The $8.0 million charge consisted of $6.2 million for severance and related expenses, $1.5 million for contractual commitments related to office space closures and reductions and $0.3 million for the write-off of various depreciable assets and other costs. The principal actions in the September 2005 restructuring plan involved workforce reductions in the Europe and South America regions, the closures of the Düsseldorf and Lisbon offices, downsizing of the Barcelona office, and fixed asset disposals related to the facility closures. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the vacated office space. The restructuring plan also included workforce reductions, resulting in the termination of 44 employees, all of whom were still employed by the Company as of September 30, 2005 but will be terminated on or before November 29, 2005. Of the total employees severed, 50% were project personnel and 50% were operational personnel.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The total cash outlay for the restructuring announced in September 2005 is expected to approximate $7.1 million. The remaining $0.9 million of restructuring costs consist of non-cash charges primarily for the write-off of certain assets to their estimated net realizable value, as well as the acceleration of vesting on equity grants in connection with certain severance agreements. Cash payments related to this accrual are expected to be made through 2010.
      The restructuring accrual balance for the $20.5 million restructuring charge that occurred in September 2002 and was subsequently adjusted in June 2003 by recording an additional $1.7 million of expense, and further adjusted in September 2005 by recording an additional $3.0 million of expense, is $8.0 million as of September 30, 2005. The aggregate $25.2 million charge consisted of $16.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the vacated office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom are still employed by the Company. Of the total employees severed, 60% were project personnel and 40% were operational personnel.
      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $22.7 million. The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of September 30, 2005, $15.5 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to this accrual are expected to be made through July 2012.

	Restructuring Charge for the Quarter Ended										Accrual Reduction		Other

										September				Remaining
	December 2001		September 2002			December 2002		June 2003		2005	Utilized		Currency	Accrual
													Translation	Balance as of
Description	Charge	Adj(1)	Charge	Adj(2)	Adj(4)	Charge	Adj(3)	Charge	Adj(3)	Charge	Cash	Non-cash	Adjustments	9/30/2005

Severance and related costs	$10,847	$53	$5,638	$—	$—	$7,761	$(89)	$2,497	$(43)	$6,184	$24,195	$2,512	$(79)	$6,062
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	3,006	397	(91)	—	(35)	1,509	11,376	1,567	645	9,390
Write-off of property, plant, equipment and leases	1,606	375	2,714	—	—	251	—	—	—	288	2,720	2,404	—	110

	$15,542	$400	$20,457	$1,736	$3,006	$8,409	$(180)	$2,497	$(78)	$7,981	$38,291	$6,483	$566	$15,562

(1)	Adjustment was recorded in September 2002.

(2)	Adjustment was recorded in June 2003.

(3)	Adjustment was recorded in March 2004.

(4)	Adjustment was recorded in September 2005.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Geographic Data
      The Company operates in only one segment, providing consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.
      Data for the geographic regions in which the Company operates is presented below for the periods presented in the condensed consolidated statements of operations and comprehensive income (loss) and the condensed consolidated balance sheets (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Net revenue:
North America	$31,672	$34,000	$58,965	$68,640
Europe	13,396	7,668	30,671	14,806
All other countries	1,048	7,347	1,345	13,873

Total net revenue	$46,116	$49,015	$90,981	$97,319

      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services.

	March 31,	September 30,
	2005	2005

Long-lived assets:
North America	$4,138	$3,786
Europe	2,363	1,639
All other countries	217	424

Total long-lived assets	$6,718	$5,849

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
Overview
      We are a premier global management consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Our firm offers clients skills in strategy, technology, and program management to help companies reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. We combine innovative strategic thinking, deep industry expertise, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. During the quarter ended September 30, 2005 we generated net revenue of $49.0 million from 78 clients. At September 30, 2005, we employed 620 consultants, including the 22 consultants who will leave the Company as part of the September 2005 restructuring charge. As of September 30, 2005, we had nine offices in North America, Europe, South America and the Middle East, which included Barcelona, Chicago, Dubai, London, Madrid, Münich, Paris, São Paulo and Washington, D.C. As part of the restructuring activities implemented in September 2005, we closed two offices located in Lisbon, Portugal and Düsseldorf, Germany as of the end of the second quarter.
      Our revenue is driven by our ability to secure new client engagements, maintain existing client engagements and develop and implement solutions that add value to our clients. Our revenue is comprised of professional fees for services rendered to our clients plus reimbursable expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements, and the level of client involvement. We recognize revenue as services are performed in accordance with the terms of the client engagement agreement. We bill our clients for these services on either a monthly or semi-monthly basis in accordance with the terms of the client engagement agreement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may be contractually required to bill for those services at an earlier or later date than the date services are provided. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-off’s of accounts receivable, are reflected in the allowance for doubtful accounts. We also set aside a portion of the revenue from each client engagement to cover the estimated costs that are likely to be incurred subsequent to targeted project completion. We refer to this as “project run-on.” This portion of the project revenue is reflected in deferred revenue and is calculated based on our historical experience. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.
      We generate revenue in many different countries throughout the world and our revenues are denominated in multiple currencies, including the U.S. Dollar, the Euro, the British Pound Sterling and the Brazilian Real. As such, our revenues and expenses may be impacted significantly by fluctuations in foreign currency exchange rates. Assuming constant foreign currency translation rates, net revenue for the second quarter of fiscal year 2006 would have increased 3% (versus 1% actual) compared to the first quarter of fiscal year 2006. Currency translation did not have a significant impact on net revenue compared to the second quarter of fiscal year 2005.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to project personnel, variable incentive compensation, and related benefits associated with professional staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between net revenue and project personnel costs before reimbursable expenses to be an important measure of our operating performance. Net revenue less project personnel costs before reimbursable expenses, or gross margin, is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Our practice headcount increased to 620 at September 30, 2005, compared to 570 at June 30, 2005, and 521 at September 30, 2004. Our gross margin increased $1.6 million, or 12%, in the second quarter of fiscal year 2006 compared to the first quarter of fiscal year 2006 primarily due to increased revenue and decreased stock-based compensation expense, vacation expense and medical claim expense related to project personnel. Gross margin decreased $0.4 million, or 2%, in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005 primarily due to increased project personnel compensation costs due to increased headcount, partially offset by an increase in revenue. Our annualized net revenue per practice professional was $330 thousand for the second quarter of fiscal year 2006, compared to $340 thousand for the first quarter of fiscal year 2006 and $366 thousand for the second quarter of fiscal year 2005.
      Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space), and other administrative support for project personnel. A restructuring charge of $8.0 million was recorded in September 2005 to restructure part of our international operations to better serve the market and to increase global profitability. In addition, a $3.0 million adjustment was recorded to a previously recorded restructuring plan implemented in September 2002 related to a change in the estimate of future sublease income related to contractual lease obligations. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from operations decreased $9.6 million in the second quarter of fiscal year 2006 compared to the first quarter of the fiscal year 2006 primarily due to the $11.0 million restructuring charges recorded in September 2005, partially offset by increases in revenue and decreases in project personnel costs. Income from operations decreased $12.7 million in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005 primarily due to the restructuring charges recorded during September 2005.
      We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
utilization rate for the second quarter of fiscal year 2006 was 60% compared to 60% for the first quarter of fiscal year 2006 and 64% for the second quarter of fiscal year 2005.
      Our net cash provided by operations for the six months ended September 30, 2005 was $4.3 million and was primarily due to a restructuring charge of $11.0 million, deferred income taxes of $4.1 million and stock-based compensation of $7.4 million offset by a net loss of $11.6 million and payment of fiscal year 2005 bonuses of $6.7 million.
      Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($4.3 million) net of capital expenditures ($0.8 million), provides a consistent metric from which the performance of the business may be monitored. Free cash flow was $3.5 million for the six months ended September 30, 2005, compared to $12.5 million for the six months ended September 30, 2004. The decrease in free cash flow is primarily due to payment of fiscal year 2005 bonuses and our net loss position.
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

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      For a more detailed discussion of these factors, see Exhibit 99.1 to this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005. We undertake no obligation to update or revise any forward-looking statements.
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
Results of Operations
      The following table sets forth the percentage of net revenue of items included in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months			For the Six Months
	Ended September 30,			Ended September 30,

			Increase/			Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)

Revenue:
Net revenue	100%	100%	—%	100%	100%	—%
Reimbursable expenses	14	14	—	14	14	—

Total revenue	114	114	—	114	114	—
Project personnel expenses:
Project personnel costs before reimbursable expenses	67	70	3	68	71	3
Reimbursable expenses	14	14	—	14	14	—

Total project personnel expenses	81	84	3	82	85	3

Gross margin	33	30	(3)	32	29	(3)

Other operating expenses:
Professional development and recruiting	4	4	—	3	4	1
Marketing and sales	1	2	1	2	2	—
Management and administrative support	19	19	—	19	19	—
Restructuring charge	—	22	22	—	11	11

Total other operating expenses	24	47	23	24	36	12

Income (loss) from operations	9	(17)	(26)	8	(7)	(15)
Other income, net	1	2	1	1	1	—

Income (loss) before taxes	10	(15)	(25)	9	(6)	(15)
Income tax expense	1	5	4	1	6	5

Net income (loss)	9%	(20)%	(29)%	8%	(12)%	(20)%

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Revenue
      On a consolidated basis, net revenue increased $2.9 million, or 6%, during the quarter ended September 30, 2005 as compared to the same period in the prior year. Net revenue increased $6.3 million, or 7%, during the six months ended September 30, 2005 as compared to the same period in the prior year. These increases are primarily due to higher realized billing rates at new and existing clients.
      We served 78 clients during the quarter ended September 30, 2005, compared to 63 clients during the quarter ended September 30, 2004. Quarterly average revenue per client decreased from $0.7 million per client during the quarter ended September 30, 2004 to $0.6 million per client during the quarter ended September 30, 2005. This decrease is due to both an increase in the number of clients during the period and decreased spending by core clients in the property and casualty, and health insurance sectors.
      Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 16% of revenue during the quarter ended September 30, 2005, compared to 11% during the quarter ended September 30, 2004. As a result of new opportunities in the Middle East and the opening of the office in Dubai, resources were assigned to these client engagements from the European region to meet the demand for our services in the Middle East.
      For the quarter ended September 30, 2004 and 2005, net revenue before provisions for bad debt and project run-on (“gross revenue”) and new client revenue as a percentage of gross revenue across the industries that we serve was as follows:

			New Client
	Gross Revenue		Revenue

	For the Three		For the Three
	Months Ended		Months Ended
	September 30,		September 30,

Industry	2004	2005	2004	2005

Financial Services	34%	31%	21%	31%
Telecommunications	24%	29%	72%	29%
Insurance	22%	16%	7%	20%
Enterprise	9%	9%	0%	0%
Healthcare	8%	11%	0%	15%
Public Sector	1%	3%	0%	5%
Utilities	2%	1%	0%	0%

	100%	100%	100%	100%

      We served 103 clients during the six months ended September 30, 2005, compared to 92 clients during the six months ended September 30, 2004. Fiscal year-to-date average revenue per client decreased from $1.0 million per client during the six months ended September 30, 2004 to $0.9 million per client during the six months ended September 30, 2005. This decrease is due to both an increase in the number of clients during the period and decreased spending by core clients in the property and casualty, and health insurance sectors.
      Revenue from new clients accounted for 15% of revenue during the six months ended September 30, 2005, compared to 11% during the six months ended September 30, 2004.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      For the six months ended September 30, 2004 and 2005, gross revenue and new client revenue as a percentage of gross revenue across the industries that we serve was as follows:

			New Client
	Gross Revenue		Revenue

	For the Six		For the Six
	Months Ended		Months Ended
	September 30,		September 30,

Industry	2004	2005	2004	2005

Financial Services	33%	29%	46%	23%
Telecommunications	26%	30%	27%	30%
Insurance	20%	15%	3%	11%
Enterprise	9%	11%	16%	25%
Healthcare	8%	11%	6%	8%
Public Sector	2%	3%	1%	3%
Utilities	2%	1%	1%	0%

	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs
      Project personnel costs before reimbursable expenses increased $3.3 million, or 11%, during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Project personnel costs before reimbursable expenses increased $7.5 million, or 12%, during the six months ended September 30, 2005 as compared to the six months ended September 30, 2004. These increases in project personnel costs are primarily due to increases in practice headcount, practice personnel compensation and international employee withholding taxes as a result of tax examinations. As a percentage of net revenue, project personnel costs before reimbursable expenses increased from 67% during the quarter ended September 30, 2004 to 70% during the quarter ended September 30, 2005. As a percentage of net revenue, project personnel costs before reimbursable expenses increased from 68% during the six months ended September 30, 2004 to 71% during the six months ended September 30, 2005.
      Our global utilization rate for the second quarter of fiscal year 2006 was 60% compared to 60% in the first quarter of fiscal year 2006 and 64% in the second quarter of fiscal year 2005. Our annualized net revenue per practice professional was $330 thousand for the second quarter of fiscal year 2006, compared to $340 thousand in the first quarter of fiscal year 2006, and $366 thousand in the second quarter of fiscal year 2005. Annualized voluntary attrition remained flat at 25% for the quarter ended September 30, 2005, compared to the same period in the prior fiscal year. Total annualized attrition, defined as voluntary attrition plus company initiated attrition, increased to 32% for the quarter ended September 30, 2005, compared to 29% for the same period in the prior fiscal year.

Professional Development and Recruiting
      Professional development and recruiting expenses increased $0.3 million, or 17%, during the quarter ended September 30, 2005 as compared to the same period in the prior fiscal year. Professional development and recruiting expenses increased $0.8 million, or 27%, during the six months ended September 30, 2005 as compared to the same period in the prior fiscal year. The increases are primarily due to our increased campus and experienced recruiting initiatives as well as increases in our level of training development and conduct expenditures. We are recruiting candidates from college campuses as well as recruiting non-campus hires at all

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
levels. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, and sourcing fees related to non-campus hire searches. As a result of increased headcount, training expenditures have increased as we have conducted more frequent new hire training programs during fiscal year 2006. We have also continued to invest in developing our training curriculum and have increased the number of training courses offered to employees in the quarter and six months ended September 30, 2005, compared to the same periods in the prior fiscal year.

Marketing and Sales
      Marketing and sales expenses increased $0.4 million, or 62%, during the quarter ended September 30, 2005 as compared to the same period in the prior fiscal year. This increase is primarily due to increased expenditures related to the Company’s executive learning forum, know as the Exchange. Marketing and sales expenses increased $0.3 million, or 20%, during the six months ended September 30, 2005 as compared to the same period in the prior fiscal year. The increase in marketing expenses is primarily due increases in external fees related to the continued development of our marketing materials and programs and increased expenditures related to the Exchange.

Management and Administrative Support
      Management and administrative support expenses increased $0.7 million, or 8%, during the quarter ended September 30, 2005 as compared to the same period in the prior fiscal year. The increase is primarily due to an increase in stock-based compensation expense for management and administrative personnel and increased information technology-related expenses. Management and administrative support expenses increased $1.8 million, or 10%, during the six months ended September 30, 2005 as compared to the same period in the prior fiscal year. The increase is primarily due an increases in stock-based compensation expense, information technology-related expenses, audit-related fees and facilities expenses related to business related taxes, rent expense and the costs associated with the Dubai office which was opened in the fourth quarter of fiscal year 2005. Management and administrative support expenses include the rent expense associated with our eleven offices located in North America, Europe, South America and the Middle East.

Restructuring Charge
      Restructuring charge expense was $11.0 million during the quarter and six months ended September 30, 2005. There was no restructuring charge expense in the quarter and six months ended September 30, 2004. In September 2005 the Company approved a restructuring plan related to the Company’s international operations to better serve the market and to increase global profitability. The principal actions of the plan include workforce reductions in the Europe and South America regions, the closures of the Düsseldorf and Lisbon offices, downsizing of the Barcelona office and fixed asset disposals related to the facility closures. We expect annualized savings from these actions to be approximately $6.0 million to $8.0 million. We plan to reinvest some of the savings from the restructuring charge over the remainder of the fiscal year to target opportunities in key geographies and industries. As part of our process to monitor prior restructuring charges for changes in circumstances, in the quarter ended September 30, 2005 we recorded an adjustment to a previously recorded restructuring plan implemented in September 2002. This adjustment related to a change in the estimate of future sublease income related to contractual lease obligations. Refer to the notes to the condensed consolidated financial statements for a detailed description of the activities surrounding the restructuring charges.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Other Income, Net
      Other income, net increased $0.5 million during the quarter ended September 30, 2005 as compared to the same period in the prior fiscal year. Other income, net increased $0.9 million during the six months ended September 30, 2005 as compared to the same period in the prior fiscal year. The increases are primarily due to increases in interest income resulting from higher cash balances and higher interest rate yields as well as increased foreign exchange gains recorded in the three and six months ended September 30, 2005.
Income Tax Expense
      Income tax expense for the quarter ended September 30, 2005 was $2.3 million compared to $0.3 million for the quarter ended September 30, 2004. Income tax expense for the six months ended September 30, 2005 was $5.5 million compared to $0.5 million for the six months ended September 30, 2004. The increase in both periods is due to the reversal of the valuation allowance in the U.S. at March 31, 2005, and as a result income taxes are now recorded on U.S. earnings. In the quarter and six months ended September 30, 2005, we reported profits in the U.S. for which taxes were provided at the statutory rate, while we were unable to recognize tax benefits in certain international jurisdictions where we have losses and have previously established and still maintain a valuation allowance against deferred tax assets. Included in income tax expense for the quarter ended September 30, 2005 is $1.0 million of income tax benefit related to the September 2005 restructuring charge and $0.3 million of income tax expense related to tax examinations in various international locations. Income tax expense recorded in the quarter and six months ended September 30, 2004 was related to income earned in jurisdictions where we did not have available loss carryforwards, or where loss carryforwards were limited, as we had valuation allowances against all of our net deferred tax assets.
      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. Based on the positive financial performance in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.1 million of the valuation allowance as of March 31, 2005. As of September 30, 2005, the valuation allowance against deferred tax assets was $47.4 million and is attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.
Liquidity and Capital Resources
      The following table describes our liquidity and financial position on September 30, 2004 and 2005:

	September 30,

	2004	2005

	(In millions)
Working capital	$86.4	$81.2
Cash and cash equivalents	$49.2	$79.0
Short-term investments	$37.8	$—
Non-utilized bank credit facilities	$9.2	$9.2
Stockholders’ equity	$88.1	$90.4

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
      The $37.8 million of short-term investments as of September 30, 2004 were investments in auction-rate securities and were reported as part of cash and cash equivalents in prior period reports. The Company’s investment in auction-rate securities as of September 30, 2005 was zero. The Company does not have any plans to invest in auction-rate securities in the foreseeable future.
      As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 125 basis points, at our discretion. This line of credit is reduced, as necessary, to account for letters of credit outstanding that secure our office leases. As of September 30, 2005, these letters of credit totaled $0.8 million. As of September 30, 2005, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit. This line of credit is set to expire on July 31, 2007. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

Cash Flows from Operating Activities
      During the six months ended September 30, 2005, net cash provided by operating activities was $4.3 million. This primarily resulted from the following activities (amounts in thousands):

Six Months Ended
September 30, 2005

Net loss	$(11.6)
Total non-cash charges	8.8
Deferred income taxes	4.1
Restructuring charge	11.0
Total increases in cash flows from operating activities due to changes in assets and liabilities	1.4
Total decreases in cash flows from operating activities due to changes in assets and liabilities	(9.4)

Net cash provided by operating activities	$4.3

•	Total non-cash charges aggregating $8.8 million are excluded from the net loss of $11.6 million to arrive at net cash provided by operating activities. The principal non-cash charges were due to stock-based compensation ($7.4 million) and depreciation and amortization ($1.4 million). These non-cash charges are summarized as follows (in thousands):

Six Months Ended
September 30, 2005

Stock-based compensation	$7.4
Depreciation and amortization	1.4

Total non-cash charges	$8.8

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Deferred income taxes decreased $4.1 million during the six months ended September 30, 2005 due primarily to the utilization of net operating loss carryforwards in the U.S. This change is also excluded from the net loss of $11.6 million to arrive at cash flows from operations.

•	A restructuring charge was recorded in September 2005 for $11.0 million. This change is also excluded from the net loss of $11.6 million to arrive at cash flows from operations. In the third quarter, the Company expects to incur an additional $0.6 million of expenses related to this restructuring charge. Over the remainder of fiscal year 2006, cash outflows related to this restructuring charge will be approximately $5.8 million.

•	The total increases in cash flows from operating activities due to changes in assets and liabilities was $1.4 million. This was primarily the result of an increase in various accruals including accrued vacation, accrued benefits and other accrued taxes.

•	The total decreases in cash flows from operating activities due to changes in assets and liabilities was $9.4 million. The decreases were primarily the result of payment of employee bonuses of $6.7 million, cash outflows to reduce the restructuring accrual ($0.9 million), which included payments under contractual lease obligations, a decrease in accounts payable ($0.7 million), an increase in accounts receivable ($0.7 million) and an increase in prepaid expenses and other ($0.4 million). The decreases are summarized as follows (in thousands):

Six Months Ended
September 30, 2005

Accrued compensation	$(6.7)
Restructuring accrual	(0.9)
Accounts payable	(0.7)
Accounts receivable	(0.7)
Prepaid expenses and other	(0.4)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(9.4)

      Our billings for the three and six months ended September 30, 2005 totaled $57.0 million and $112.8 million, respectively, compared to $54.0 million and $107.6 million for the three and six months ended September 30, 2004, respectively. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from both increased consultants and revenue generating projects. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $22.7 million at September 30, 2005 represented 36 days of billings for the quarter ended September 30, 2005. This compares to a gross receivable balance of $22.6 million at September 30, 2004 which represented 38 days of billings for the quarter ended September 30, 2004. The increase in accounts receivable at September 30, 2005 as compared to September 30, 2004 was principally due to the timing of client payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, therefore, it is not indicative of a trend in the business.

Cash Flow from Investing Activities
      Cash provided by investing activities was $55.3 million for the six months ended September 30, 2005. Cash provided by investing activities resulted primarily from redemptions of short-term investments in auction-rate securities, net of purchases, of $56.0 million, partially offset by capital expenditures for laptops

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
and servers. Prior to March 31, 2005, the Company reported it’s investment in auction-rate securities in cash and cash equivalents. As of September 30, 2005, the Company’s investment in auction-rate securities was zero.

Cash Flow from Financing Activities
      Cash used in financing activities was $22.1 million for the six months ended September 30, 2005 resulting from the repurchase of DiamondCluster common stock in the amount of $25.5 million, less $5.7 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan, offset by $2.3 million for employee shares withheld for tax purposes and for the option exercise price.

Treasury Stock Transactions
      The Board of Directors (the “Board”) has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions (“Buy-back Program”). During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were available for repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of additional shares of the Company’s outstanding Common Stock under the existing Buy-back Program having an aggregate market value of up to $50.0 million. During the quarter ended September 30, 2005, we repurchased 1.5 million shares at an average price of $9.74. As of September 30, 2005, the amount available for repurchase under the Board authorization was $26.2 million.

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
Foreign Currency Risk
      This information is set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the six months ended September 30, 2005.

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
Changes in Internal Control of Financial Reporting
      There were no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIAMONDCLUSTER INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1.
      None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were available for repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of additional shares of the Company’s outstanding Common Stock under the existing Buy-back Program having an aggregate market value of up to $50.0 million. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. As of September 30, 2005, the amount available for repurchase under the Board authorization was $26.2 million. During the quarter ended September 30, 2005, we repurchased 1.5 million shares from the open market at an average price of $9.74 in the following months:

	Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Approximate
			Purchased as Part of	Dollar Value of Shares
	Total Number of	Average Price	Publicly Announced	That May be Purchased
Period	Shares Purchased	Paid per Share	Plans	Under the Plan

July 1, 2005 — July 31, 2005	—	$—	—	$40,457,302
August 1, 2005 — August 31, 2005	840,000	$10.21	840,000	$31,867,802
September 1, 2005 — September 30, 2005	620,000	$9.40	620,000	$26,231,633
Item 3.
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      On September 13, 2005, the Company held its annual meeting of stockholders in Chicago, Illinois. Edward R. Anderson, Adam J. Gutstein, Michael E. Mikolajczyk and Javier Rubio were elected by the stockholders to serve as Class III members of the Board of Directors for three-year terms expiring at the 2008 annual meeting of stockholders. The classification of directors is to effect 3 year staggered terms, with no other differences in director rights. The vote on this matter is set forth below. In addition, the stockholders voted to ratify the appointment of KPMG LLP by the Audit Committee and the Board of Directors, as the Company’s independent auditors for the fiscal year 2006 ending on March 31, 2006. There were no broker non-votes for these matters voted upon by the stockholders.

DIAMONDCLUSTER INTERNATIONAL, INC.
      1. Election of Directors

Name	For	Withheld

Edward R. Anderson	27,461,467	4,548,547
Adam J. Gutstein	28,014,790	3,995,224
Michael E. Mikolajczyk	17,480,678	14,529,336
Javier Rubio	27,870,961	4,139,053
      2. A proposal to ratify the appointment of KPMG LLP as independent auditors for the fiscal year 2006 ending March 31, 2006. The proposal was approved by a vote of the shareholders as follows:

For	Against	Broker Non-Votes

32,010,014	528,781	0
Item 5.
      None

Item 6.	Exhibits and Reports on Form 8-K
      (a) Exhibits

3.1	(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Risk Factors
      (b) Reports on Form 8-K
          Form 8-K dated October 27, 2005 (earnings release)
          Form 8-K dated September 21, 2005 (preliminary earnings release)

*	filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamondcluster International, Inc.

Date: November 8, 2005	By: /s/ Melvyn E. Bergstein Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: November 8, 2005	By: /s/ Karl E. Bupp Karl E. Bupp Vice President, Chief Financial Officer and Treasurer