Form 10-Q
period 2005-12-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2006-02-07
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):      Yes ☐          No  ☑
      As of January 31, 2006, there were 32,376,624 shares of Common Stock of the Registrant outstanding.

DIAMONDCLUSTER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2005

PART I
Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2005	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2004 and 2005	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2004 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4:	Controls and Procedures	26
PART II
Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	27
Item 6:	Exhibits and Reports on Form 8-K	28
SIGNATURES		29
CEO Certification Pursuant to Section 302
CFO Certification Pursuant to Section 302
Chief Administrative Officer Certification Pursuant to Section 302
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906
Chief Administrative Officer Certification Pursuant to Section 906
Risk Factors

DIAMONDCLUSTER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2005	2005

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,270	$71,240
Short-term investments	55,975	—
Accounts receivable, net of allowance of $1,079 and $925 as of March 31, 2005 and December 31, 2005, respectively	22,044	24,618
Deferred income taxes	9,819	6,115
Prepaid expenses and other current assets	6,005	5,522

Total current assets	136,113	107,495
Computers, equipment, leasehold improvements and software, net	5,145	3,739
Deferred income taxes	10,841	9,920
Other assets	1,573	1,842

Total assets	$153,672	$122,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,652	$3,704
Share repurchase payable	—	1,625
Accrued compensation	6,762	2,252
Deferred revenue	1,609	1,574
Income taxes payable	1,611	1,678
VAT taxes payable	2,052	2,870
Employee related taxes payable	4,319	3,312
Restructuring accruals, current portion	2,848	5,228
Other accrued liabilities	8,174	7,618

Total current liabilities	32,027	29,861
Restructuring accruals, less current portion	3,700	5,888

Total liabilities	35,727	35,749

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 40,168 and 40,071 shares issued as of March 31, 2005 and December 31, 2005, respectively	40	40
Additional paid-in capital	639,795	622,429
Stock-based compensation	(2,174)	—
Accumulated other comprehensive income	2,660	2,393
Accumulated deficit	(446,294)	(457,238)

	194,027	167,624
Less Common Stock in treasury, at cost, 5,732 and 7,826 shares held at March 31, 2005 and December 31, 2005, respectively	(76,082)	(80,377)

Total stockholders’ equity	117,945	87,247

Total liabilities and stockholders’ equity	$153,672	$122,996

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2004	2005	2004	2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$50,168	$49,551	$141,149	$146,870
Reimbursable expenses	6,454	6,541	19,522	20,007

Total revenue	56,622	56,092	160,671	166,877
Project personnel expenses:
Project personnel costs before reimbursable expenses	32,381	35,181	94,281	104,551
Reimbursable expenses	6,454	6,541	19,522	20,007

Total project personnel expenses	38,835	41,722	113,803	124,558

Gross margin	17,787	14,370	46,868	42,319

Other operating expenses:
Professional development and recruiting	2,648	2,210	5,640	6,014
Marketing and sales	1,031	856	2,507	2,620
Management and administrative support	8,959	9,858	26,093	28,761
Restructuring charge	—	36	—	11,023

Total other operating expenses	12,638	12,960	34,240	48,418

Income (loss) from operations	5,149	1,410	12,628	(6,099)
Other income, net	441	669	1,019	2,150

Income (loss) before taxes	5,590	2,079	13,647	(3,949)
Income tax expense	166	1,450	662	6,995

Net income (loss)	5,424	629	12,985	(10,944)
Foreign currency translation adjustments	829	(98)	678	(205)
Unrealized gain (loss) on investment	8	(15)	(215)	(62)

Comprehensive income (loss)	$6,261	$516	$13,448	$(11,211)

Basic net income (loss) per share of Common Stock	$0.16	$0.02	$0.39	$(0.33)
Diluted net income (loss) per share of Common Stock	$0.15	$0.02	$0.36	$(0.33)
Shares used in computing basic net income (loss) per share of Common Stock	33,491	32,521	33,436	33,254
Shares used in computing diluted net income (loss) per share of Common Stock	36,414	33,283	35,728	33,254
The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project personnel expenses	$3,349	$3,141	$9,550	$9,226
Professional development and recruiting	(7)	24	54	52
Marketing and sales	65	80	166	278
Management and administrative support	377	734	1,011	1,844

Total stock-based compensation	$3,784	$3,979	$10,781	$11,400

See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months
	Ended December 31,

	2004	2005

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$12,985	$(10,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charge	—	11,023
Depreciation and amortization	2,474	2,103
Write-down of net book value of computers, equipment, leasehold improvements and software, net	39	—
Stock-based compensation	10,781	11,400
Deferred income taxes	—	4,521
Changes in assets and liabilities:
Accounts receivable	4,741	(4,029)
Prepaid expenses and other	3,516	157
Accounts payable	(2,066)	(516)
Restructuring accrual	(2,147)	(4,976)
Accrued compensation	(1,118)	(4,506)
Other assets and liabilities	(4,189)	(128)

Net cash provided by operating activities	25,016	4,105

Cash flows from investing activities:
Net redemptions (purchases) of short-term investments	(4,725)	55,975
Capital expenditures, net	(1,236)	(1,029)
Other assets	96	60

Net cash provided by (used in) investing activities	(5,865)	55,006

Cash flows from financing activities:
Common stock issued, net	6,843	2,917
Tax benefits from employee stock plans	236	26
Purchase of treasury stock	(17,850)	(32,711)

Net cash used in financing activities	(10,771)	(29,768)

Effect of exchange rate changes on cash	568	(373)

Net increase in cash and cash equivalents	8,948	28,970
Cash and cash equivalents at beginning of period	39,004	42,270

Cash and cash equivalents at end of period	$47,952	$71,240

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19	$48
Cash paid during the period for income taxes	1,024	1,216
Non-cash financing activities:
Treasury stock repurchase obligation	$—	$1,625
Transfer of stock-based compensation balance to additional paid-in capital upon adoption of SFAS No. 123R	—	2,174
See accompanying notes to condensed consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Reporting
      The accompanying unaudited interim condensed consolidated financial statements include the accounts of DiamondCluster International, Inc., and its wholly-owned subsidiaries (the “Company”). All intercompany transactions and balances have been eliminated in consolidation. Prior period short-term investment amounts have been reclassified to conform with current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as disclosed in footnote B below. The consolidated results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of results for the full fiscal year.

B.	Stock-Based Compensation
      In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.
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
      Net income for the three and nine months ended December 31, 2005 includes $4.0 million and $11.4 million, respectively, of compensation costs and $1.1 million and $2.9 million, respectively, of income tax benefits related to our stock-based compensation arrangements. Net income for the three and nine months ended December 31, 2004 includes $3.8 million and $10.8 million, respectively, of compensation costs and no income tax benefits related to our stock-based compensation arrangements.
      Had compensation expense on options granted prior to April 1, 2003 (prior to the adoption of SFAS 123 by the Company) been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been equal to the pro forma amounts indicated below (in thousands, except per share data). The pro forma net income (loss) and earnings (loss) per share for the three and nine months ended December 31, 2005 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for the three and nine month periods ended December 31, 2005 are included in

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the table below only to provide the detail for a comparative presentation to the three and nine month periods ended December 31, 2004.

	Three Months			Nine Months
	Ended December 31,			Ended December 31,

	2004	2005		2004	2005

Net earnings (loss):
As reported	$5,424	$629		$12,985	$(10,944)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,784	2,914	(1)	10,781	9,111 (1)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,252)	(2,914)		(10,609)	(9,111)

Pro forma	$5,956	$629		$13,157	$(10,944)

Basic net earnings (loss) per share:
As reported	$0.16	$0.02		$0.39	$(0.33)
Pro forma	$0.18	$0.02		$0.39	$(0.33)
Diluted net earnings (loss) per share:
As reported	$0.15	$0.02		$0.36	$(0.33)
Pro forma	$0.16	$0.02		$0.37	$(0.33)

(1)	In the three and nine month periods ended December 31, 2005, amount includes $0.6 million of compensation expense related to stock options, stock appreciation rights and awards that was recorded as part of the restructuring charge expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
     Stock Options and SARs
      The Company issues stock-based awards under the Amended and Restated 1998 Equity Incentive Plan and the 2000 Stock Option Plan (“Share-Based Plans”). The Share-Based Plans authorize the granting of qualified and non-qualified stock options and stock appreciation rights (“SARs”) to officers and employees and non-qualified stock options and SARs to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options and SARs are for shares of Common Stock.
      The Share-Based Plans provide that the exercise price of the stock options will be determined based on the average of the closing price of a share of Common Stock on the NASDAQ Stock Market System for the ten trading days immediately preceding the date of grant. Options/ SARs granted under the Amended and Restated 1998 Equity Incentive Plan must have an exercise price at or above the fair market value on the date of grant. Options/ SARs granted under the 2000 Stock Option Plan can have an exercise price that is below the fair market value on the date of grant. SARs entitle grantees to receive Common Stock with a value equal to the increase in the fair market value of the Common Stock from the date of grant to the date of exercise. Options/ SARs granted to officers generally vest over five years and expire on the seventh anniversary of the grant date, or six months after the last vest date for more recent grants and for all SAR grants. Options granted to non-officer employees generally vest over four years and expire on the sixth anniversary of the date of grant, or six months after the last vest date for more recent grants and for all SAR grants. Non-qualified stock options/ SARs vest over periods ranging from immediately to five years. SARs granted to Board members vest quarterly over one year and expire five years after the last vest date. Options and SARs with graded vesting

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expensed under SFAS No. 123 are expensed over the vesting term of each separately vesting portion (“Accelerated Expense Recognition Method”). Options and SARs granted since the adoption of SFAS No. 123R are expensed on a straight-line basis over the vesting term, except those with a performance acceleration clause (see below), which follow the Accelerated Expense Recognition Method.
      During the three and nine months ended December 31, 2005, the Company granted 1.2 million and 2.7 million SARs, respectively, principally as part of the annual performance review process. Of those awards, 0.5 million contain an acceleration clause, stating that vesting may be increased if the Company’s annual revenue growth exceeds 20% in a fiscal year, starting with 2006.
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

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2005	2004	2005

Expected volatility	45%	52% - 60%	45%	40% - 65%
Expected dividend yield	0%	0%	0%	0%
Average expected life (in years)	3.90	3.45	3.18	3.41
Risk-free interest rate	2.63% - 3.44%	4.24% - 4.53%	0.92% - 3.93%	3.35% - 4.53%
Weighted average grant date fair value of options/ SARs granted	$4.63	$3.09	$3.00	$4.89
      A summary of option/ SAR activity under the Share-Based Plans as of December 31, 2005, and changes during each quarter of fiscal year 2006 through December 31, 2005 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise Price	Contractual	Value
Options/SARs	Option/SARs	Per Share	Term	($000)

Outstanding at March 31, 2005	9,730	$11.21
Granted	1,497	14.87
Exercised	(399)	8.21
Forfeited or expired	(148)	11.94

Outstanding at June 30, 2005	10,680	$11.82	3.04	$17,472
Granted	82	10.17
Exercised	(218)	8.89
Forfeited or expired	(349)	17.76

Outstanding at September 30, 2005	10,195	$11.66	2.89	$3,498
Granted	1,161	6.66
Exercised	(53)	1.82
Forfeited or expired	(928)	14.29

Outstanding at December 31, 2005	10,375	$10.92	3.01	$4,894

Exercisable at December 31, 2005	5,973	$11.70	2.19	$2,085

      The total intrinsic value of options and SARs exercised for the three and nine months ended December 31, 2005 was $0.3 million and $2.3 million, respectively. The total intrinsic value of options and

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SARs exercised for the three and nine months ended December 31, 2004 was $2.2 million and $4.0 million, respectively.

Restricted Stock and Restricted Stock Units (“Stock Awards”)
      The Share-Based Plans also authorize the granting of stock awards (Restricted Stock and Restricted Stock Units (“RSUs”)) to officers, employees, certain individuals who are not employees of the Company, and certain non-employee members of the Board of Directors. These Stock Awards are granted at no cost to the individual. They are subject to vesting terms at which point Common Stock is issued if the individual holds an RSU, or the restrictions on sale of the Common Stock lapse if the individual holds restricted stock. Stock Awards generally vest over five years for partners and four years for other employees. Stock Awards granted to Board members vest quarterly over one year. The Company allocates the cost of Stock Awards on a straight-line basis over the vesting period. Stock Awards granted under SFAS No. 123R with a performance acceleration clause (see below) are expensed using the Accelerated Expense Recognition Method.
      During the three and nine months ended December 31, 2005, the Company issued 1.6 million and 2.7 million Stock Awards, respectively. Of these awards, 0.3 million contain an acceleration clause, as described above under Stock Options and SARs.
      A summary of the status of the Company’s non-vested shares as of December 31, 2005, and changes during the quarter then ended, is presented below:

		Weighted-
	Non-vested	Average
	Stock	Grant-Date
	Awards	Fair Value

Non-vested at March 31, 2005	3,183	$7.72
Granted	939	14.59
Vested	(659)	6.17
Forfeited	(129)	9.07

Non-vested at June 30, 2005	3,334	$9.85
Granted	135	10.23
Vested	(34)	10.65
Forfeited	(69)	11.38

Non-vested at September 30, 2005	3,366	$9.61
Granted	1,645	6.53
Vested	(582)	7.48
Forfeited	(315)	9.44

Non-vested at December 31, 2005	4,114	$8.86

      The total fair value of stock awards vested during the three and nine months ended December 31, 2005, was $3.9 million and $12.0 million, respectively. The total fair value of stock awards vested during the three and nine months ended December 31, 2004, was $5.9 million and $10.8 million, respectively.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2005	2004	2005

Weighted-average grant-date fair value of stock awards granted	$12.54	$6.53	$10.31	$9.50

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      The Company’s Amended and Restated Employee Stock Purchase Plan (“ESPP”) offers eligible employees the option to purchase Common Stock based on the average of the closing price of a share of Common Stock on the NASDAQ Stock Market System for the ten trading days prior to the individual’s enrollment date or the purchase date. Offering periods occur on May 1 and each three month period thereafter, for an offering period of two years. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period. The ESPP is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue Code. During the three and nine months ended December 31, 2005, we issued 66 thousand and 168 thousand shares, respectively, under our ESPP at an average price of $6.13 per share and $7.60 per share, respectively. As of December 31, 2005, 1.9 million shares were available for future issuances under the ESPP.
      The fair value of each ESPP offering is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility and other factors.

	May 2005	August 2005	November 2005
	Offering	Offering	Offering

Expected volatility	42%	51% - 88%	44% - 69%
Expected dividend yield	0%	0%	0%
	3 months to	3 months to	3 months to
Expected life	2 years	2 years	2 years
Risk-free interest rate	2.93% - 3.64%	3.48% - 4.04%	3.96% - 4.42%
Weighted-average grant-date fair value	$1.78	$2.17	$1.60

Other
      Cash received from option and ESPP exercises under all share-based payment arrangements for the three and nine months ended December 31, 2005 was $0.5 million and $5.6 million, respectively. The related tax benefit was $14 thousand and $0.3 million for the three and nine months ended December 31, 2005, respectively. The Company also paid during the three and nine months ended December 31, 2005, $0.9 million and $2.7 million, respectively, in withholding taxes for consideration of shares withheld from employees upon the vesting of stock awards or exercise of stock options.
      As of December 31, 2005, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of share-based compensation arrangements was approximately $34.3 million and is expected to be recognized over a weighted-average period of approximately 2.07 years.
      As of December 31, 2005, an aggregate of 14.9 million shares were authorized for future grants under our Share-Based Plans, which cover stock options, SARs and Stock Awards. Awards that expire or are cancelled without delivery of shares become available for issuance under the plans.
      The Company is using previously purchased treasury shares for all net shares issued for option and SAR exercises, RSUs vesting, restricted stock grants, and ESPP purchases. Shares may also be issued from unissued share reserves. The Company’s active Buy-back Program (refer to the Treasury Stock Transactions discussion on page twenty-four for a definition of the Buy-back Program) is not related to this policy, however, shares repurchased under that program will be available to be issued for shares issued under the Share-Based Plans.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Net Income (Loss) Per Share
      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted net income (loss) per share for the three and nine months ended December 31, 2004 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2005	2004	2005

Shares used in computing basic net income (loss) per share	33,491	32,521	33,436	33,254
Dilutive effect of stock options, SARs and restricted stock/units	2,923	762	2,292	—

Shares used in computing diluted net income (loss) per share	36,414	33,283	35,728	33,254

Antidilutive securities not included in dilutive net income (loss) per share calculation	3,507	12,027	5,798	7,185

Dilutive securities not included in net income (loss) per share due to loss	—	—	—	1,695

D.	Restructuring Charges
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
      In connection with the restructuring plan implemented in September 2005, the Company recorded a restructuring charge of $8.0 million. In December 2005, the Company recognized $0.4 million of additional expense due to costs incurred related to the downsizing and relocation of the Paris office, offset by a $0.3 million change in the estimate of severance payments. These amounts primarily offset each other resulting in an overall adjustment of $36 thousand. The $8.0 million charge consisted of $6.2 million for severance and related expenses, $1.5 million for contractual commitments related to office space closures and reductions and $0.3 million for the write-off of various depreciable assets and other costs. The principal actions in the September 2005 restructuring plan involved workforce reductions in the Europe and South America regions, the closures of the Düsseldorf and Lisbon offices, downsizing of the Barcelona office, and fixed asset disposals related to the facility closures. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the vacated office space. The restructuring plan also included workforce reductions, resulting in the termination of 40 employees, none of whom are still employed by the Company as of January 31, 2006. Of the total employees severed, 50% were project personnel and 50% were operational personnel.
      The total cash outlay for the restructuring announced in September 2005 is expected to approximate $7.1 million. The remaining $0.9 million of restructuring costs consist of non-cash charges primarily for the write-off of certain assets to their estimated net realizable value, as well as the acceleration of vesting on equity grants in connection with certain severance agreements. As of December 31, 2005, $3.4 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to this accrual are expected to be made through 2010.
      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million. This charge was subsequently adjusted in June 2003 by recording an additional $1.7 million of expense, and further adjusted in September 2005 by recording an additional $3.0 million of expense. The aggregate $25.2 million charge consisted of $16.8 million for contractual commitments related to office space reductions, $5.7 million for severance and related expenses and $2.7 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the vacated office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom are still employed by the Company. Of the total employees severed, 60% were project personnel and 40% were operational personnel.
      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $22.7 million. The remaining $2.5 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of December 31, 2005, $16.2 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to this accrual are expected to be made through July 2012.

												Accrual
	Restructuring Charge For the Quarter Ended											Reduction		Other

															Remaining
	December 2001		September 2002			December 2002		June 2003		September 2005		Utilized		Currency	Accrual
														Translation	Balance as of
Description	Charge	Adj(1)	Charge	Adj(2)	Adj(4)	Charge	Adj(3)	Charge	Adj(3)	Charge	Adj(5)	Cash	Non-cash	Adjustments	12/31/2005

Severance and related costs	$10,847	$53	$5,638	$—	$—	$7,761	$(89)	$2,497	$(43)	$6,184	$(281)	$26,887	$3,018	$(160)	2,502
Contractual commitments and leasehold improvements related to office space reductions	3,089	(28)	12,105	1,736	3,006	397	(91)	—	(35)	1,509	351	12,642	1,588	670	8,479
Write-off of property, plant, equipment and leases	1,606	375	2,714	—	—	251	—	—	—	288	(34)	2,795	2,270	—	135

	$15,542	$400	$20,457	$1,736	$3,006	$8,409	$(180)	$2,497	$(78)	$7,981	$36	$42,324	$6,876	$510	$11,116

(1)	Adjustment was recorded in September 2002.

(2)	Adjustment was recorded in June 2003.

(3)	Adjustment was recorded in March 2004.

(4)	Adjustment was recorded in September 2005.

(5)	Adjustment was recorded in December 2005.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Data for the geographic regions in which the Company operates is presented below for the periods presented in the condensed consolidated statements of operations and comprehensive income (loss) and the condensed consolidated balance sheets (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2005	2004	2005

Net revenue:
North America	$35,649	$33,072	$94,614	$101,712
Europe	14,038	9,322	44,709	24,128
All other countries	481	7,157	1,826	21,030

Total net revenue	$50,168	$49,551	$141,149	$146,870

      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services.

	March 31,	December 31,
	2005	2005

Long-lived assets:
North America	$4,138	$3,493
Europe	2,363	1,642
All other countries	217	446

Total long-lived assets	$6,718	$5,581

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
Overview
      DiamondCluster International, Inc. is a premier global management consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Our firm offers clients skills in strategy, technology, and program management to help companies reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. We combine innovative strategic thinking, deep industry expertise, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. During the quarter ended December 31, 2005 we generated net revenue of $49.6 million from 94 clients. At December 31, 2005, we employed 577 consultants and had nine offices in North America, Europe, South America and the Middle East, which included Barcelona, Chicago, Dubai, London, Madrid, Münich, Paris, São Paulo and Washington, D.C. As part of the restructuring activities implemented in September 2005, we closed two offices located in Lisbon, Portugal and Düsseldorf, Germany as of the end of the second quarter of fiscal year 2006.
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
      We generate revenue in many different countries throughout the world and our revenues are denominated in multiple currencies, including the U.S. Dollar, the Euro, the British Pound Sterling and the Brazilian Real. As such, our revenues and expenses may be impacted significantly by fluctuations in foreign currency exchange rates. Assuming constant foreign currency translation rates, net revenue for the third quarter of fiscal year 2006 would have increased 2% compared to the second quarter of fiscal year 2006 (versus an increase of the 1% reported) and increased 2% compared to the third quarter of fiscal year 2005 (versus a decrease of 1% reported).
      The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
compensation, and related benefits associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between net revenue and project personnel costs before reimbursable expenses to be an important measure of our operating performance. Net revenue less project personnel costs before reimbursable expenses, or gross margin, is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Our practice headcount decreased to 577 at December 31, 2005 compared to 620 at September 30, 2005, and increased compared to 538 at December 31, 2004. Our gross margin decreased approximately 3% in the third quarter of fiscal year 2006 compared to the second quarter of fiscal year 2006. The decrease in gross margin is primarily due to an increase in practice personnel compensation due to a variable compensation accrual in the December quarter, partially offset by an increase in net revenue and a decrease in international employee withholding taxes as a result of tax examinations that occurred in the second quarter of fiscal year 2006. Gross margin decreased 19% in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 primarily due to increased project personnel compensation costs associated with the increase in headcount, coupled with a slight decrease in net revenue. Our annualized net revenue per practice professional was $331 thousand for the third quarter of fiscal year 2006, compared to $330 thousand for the second quarter of fiscal year 2006 and $379 thousand for the third quarter of fiscal year 2005.
      Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space), and other administrative support for project personnel. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from operations increased 117% in the third quarter of fiscal year 2006 compared to the second quarter of the fiscal year 2006 primarily due to the restructuring charge expense recorded in September 2005 and the related expense savings that impacted the December 2005 quarter, partially offset by increases in employee compensation due to a variable compensation accrual in the same quarter. Income from operations decreased 73% in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 primarily due to increased project personnel compensation costs due to increased headcount and a slight decrease in net revenue.
      We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the third quarter of fiscal year 2006 was 62% compared to 60% for the second quarter of fiscal year 2006 and 66% for the third quarter of fiscal year 2005.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      Free cash flow was $3.1 million for the nine months ended December 31, 2005. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($4.1 million) net of capital expenditures ($1.0 million), provides a consistent metric from which the performance of the business may be monitored. The decrease in free cash flow is primarily due to our net loss position, payment of fiscal year 2005 bonuses in the beginning of fiscal year 2006, an increase in accounts receivable, and increased cash outflows related to the restructuring charge recorded in September 2005.
Disclosure Regarding Forward Looking Statements
      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	Our revenue could be adversely affected by the loss of a significant client or the failure to collect a large account receivable.

•	Our results of operations are materially affected by economic conditions, levels of business activity and rates of change in the industries we serve.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	The consulting and technology markets are highly competitive. As a result, we may not be able to compete effectively if we cannot efficiently respond to market developments in a timely manner.

•	Absence of long-term contracts with clients reduces the predictability of our revenue.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.
      For a more detailed discussion of these factors, see Exhibit 99.1 to this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005. We undertake no obligation to update or revise any forward-looking statements.
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
Results of Operations
      The following table sets forth the percentage of net revenue of items included in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,

			Increase/			Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)

Revenue:
Net revenue	100%	100%	—%	100%	100%	—%
Reimbursable expenses	13	13	—	14	14	—

Total revenue	113	113	—	114	114	—
Project personnel expenses:
Project personnel costs before reimbursable expenses	64	71	7	67	71	4
Reimbursable expenses	13	13	—	14	14	—

Total project personnel expenses	77	84	7	81	85	4

Gross margin	36	29	(7)	33	29	(4)

Other operating expenses:
Professional development and recruiting	6	4	(2)	4	4	—
Marketing and sales	2	2	—	2	2	—
Management and administrative support	18	20	2	18	20	2
Restructuring charge	—	—	—	—	7	7

Total other operating expenses	26	26	—	24	33	9

Income (loss) from operations	10	3	(7)	9	(4)	(13)
Other income, net	1	1	—	1	2	1

Income (loss) before taxes	11	4	(7)	10	(2)	(12)
Income tax expense	—	3	3	1	5	4

Net income (loss)	11%	1%	(10)%	9%	(7)%	(16)%

Revenue
      On a consolidated basis, net revenue experienced a slight decrease of 1% during the quarter ended December 31, 2005 as compared to the same period in the prior year. Although the number of clients increased during the period, we experienced significant decreases in revenue from certain property and casualty, health insurance and financial service clients in the current quarter compared to the same period of the prior year. These decreases were mostly offset by the addition of 28 new clients in the quarter that comprised 8% of the quarterly revenue. Net revenue increased 4% during the nine months ended Decem-

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
ber 31, 2005 as compared to the same period in the prior year. The increase is primarily due to higher realized billing rates at new and existing clients.
      We served 94 clients during the quarter ended December 31, 2005, compared to 71 clients during the quarter ended December 31, 2004. We served 126 clients during the nine months ended December 31, 2005, compared to 111 clients during the nine months ended December 31, 2004. Quarterly average revenue per client decreased from $0.7 million per client during the quarter ended December 31, 2004 to $0.5 million per client during the quarter ended December 31, 2005. Fiscal year-to-date average revenue per client decreased slightly from $1.3 million per client during the nine months ended December 31, 2004 to $1.2 million per client during the nine months ended December 31, 2005. The decrease in both periods is due to both an increase in the number of clients during the period and decreased spending by certain large clients in the property and casualty, and health insurance sectors.
      Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 8% of revenue during the quarter ended December 31, 2005, compared to 11% during the quarter ended December 31, 2004. Revenue from new clients accounted for 22% of revenue during the nine months ended December 31, 2005, compared to 13% during the nine months ended December 31, 2004.
      For the quarter ended December 31, 2004 and 2005, net revenue before provisions for bad debt and project run-on (“gross revenue”) and new client revenue as a percentage of gross revenue across the industries that we serve was as follows:

			New Client
	Gross Revenue		Revenue

	For the Three		For the Three
	Months Ended		Months Ended
	December 31,		December 31,

Industry	2004	2005	2004	2005

Financial Services	29%	32%	11%	17%
Telecommunications	24%	31%	38%	58%
Insurance	21%	16%	6%	5%
Enterprise	8%	10%	1%	15%
Healthcare	12%	8%	14%	5%
Public Sector	3%	2%	17%	0%
Utilities	3%	1%	13%	0%

	100%	100%	100%	100%

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      For the nine months ended December 31, 2004 and 2005, gross revenue and new client revenue as a percentage of gross revenue across the industries that we serve was as follows:

			New Client
	Gross Revenue		Revenue

	For the Nine		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,

Industry	2004	2005	2004	2005

Financial Services	32%	30%	39%	25%
Telecommunications	26%	30%	25%	31%
Insurance	20%	15%	5%	13%
Enterprise	9%	11%	15%	19%
Healthcare	9%	10%	7%	10%
Public Sector	2%	3%	5%	2%
Utilities	2%	1%	4%	0%

	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs
      Project personnel costs before reimbursable expenses increased 9% during the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004. The increase in project personnel costs is primarily due to increases in practice headcount and related practice personnel compensation. Additionally, we recorded a variable compensation accrual for non-partner consulting staff in the third quarter of fiscal year 2006. Project personnel costs before reimbursable expenses increased 11% during the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004. The increase in project personnel costs is primarily due to increases in practice headcount, practice personnel compensation and international employee withholding taxes as a result of tax examinations. As a percentage of net revenue, project personnel costs before reimbursable expenses increased from 64% during the quarter ended December 31, 2004 to 71% during the quarter ended December 31, 2005. As a percentage of net revenue, project personnel costs before reimbursable expenses increased from 67% during the nine months ended December 31, 2004 to 71% during the nine months ended December 31, 2005.
      Our global utilization rate for the third quarter of fiscal year 2006 increased slightly to 62% compared to 60% in the second quarter of fiscal year 2006 and decreased 4% compared to 66% in the third quarter of fiscal year 2005. The decrease in utilization year-over-year is primarily related to the increase in consultants without significant associated increases in net revenue. Our annualized net revenue per practice professional was $331 thousand for the third quarter of fiscal year 2006, compared to $330 thousand in the second quarter of fiscal year 2006, and decreased compared to $379 thousand in the third quarter of fiscal year 2005. Annualized voluntary attrition increased to 23% for the quarter ended December 31, 2005, compared to 14% the same period in the prior fiscal year. Total annualized attrition, defined as voluntary attrition plus company initiated attrition, increased to 42% for the quarter ended December 31, 2005, compared to 20% for the same period in the prior fiscal year. This increase is primarily due to the headcount reductions associated with the September 2005 restructuring activities.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Professional Development and Recruiting
      Professional development and recruiting expenses decreased 17% during the quarter ended December 31, 2005 as compared to the same period in the prior fiscal year. The decrease is primarily related to a decrease in experienced recruiting initiatives as a result of fewer sourcing fees incurred in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. Professional development and recruiting expenses increased 7% during the nine months ended December 31, 2005 as compared to the same period in the prior fiscal year. The increase is primarily due to our increased campus recruiting initiatives as well as increases in our level of training development and conduct expenditures. Throughout fiscal year 2006, we have been focusing on recruiting candidates from college campuses as well as recruiting non-campus hires at all levels. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, and sourcing fees related to non-campus hire searches. As a result of increased headcount, training expenditures have increased as we have conducted more frequent new hire training programs during fiscal year 2006. We have also continued to invest in developing our training curriculum and have increased the number of training courses offered to employees in the quarter and nine months ended December 31, 2005, compared to the same periods in the prior fiscal year.

Marketing and Sales
      Marketing and sales expenses decreased 17% during the quarter ended December 31, 2005 as compared to the same period in the prior fiscal year. This decrease is primarily due to one fewer event in the quarter ended December 31, 2005 related to the Company’s executive learning forum, know as the Exchange, as a result of timing between periods. Marketing and sales expenses increased 5% during the nine months ended December 31, 2005 as compared to the same period in the prior fiscal year. The increase in marketing expenses is primarily due to increases in external fees related to the continued development of our marketing materials and programs.

Management and Administrative Support
      Management and administrative support expenses increased 10% during the quarter ended December 31, 2005 as compared to the same period in the prior fiscal year. Management and administrative support expenses increased 10% during the nine months ended December 31, 2005 as compared to the same period in the prior fiscal year. These increases are primarily due to an increase in compensation expense for management and administrative personnel, expenses related to a global partner meeting held during the third quarter of fiscal year 2006, expenses related to third-party consultant fees for investor relations and human resources consulting, and increased facilities expenses related to business related taxes, rent expense and the costs associated with the Dubai office which was opened in the fourth quarter of fiscal year 2005. Management and administrative support expenses include the rent expense associated with our nine offices located in North America, Europe, South America and the Middle East.

Restructuring Charge
      Restructuring charge expense was $36 thousand in the quarter ended December 31, 2005 and $11.0 million during the nine months ended December 31, 2005. There was no restructuring charge expense in the quarter and nine months ended December 31, 2004. In September 2005, the Company approved a restructuring plan related to the Company’s international operations to better serve the market and to increase global profitability. The principal actions of the plan include workforce reductions in the Europe and South America regions, the closures of the Düsseldorf and Lisbon offices, downsizing of the Barcelona office, the downsizing and relocation of the Paris office, and fixed asset disposals related to the facility closures. We expect annualized savings from these actions to be approximately $6.0 million to $8.0 million. We plan to

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
reinvest some of the savings from the restructuring charge over the remainder of the fiscal year to target opportunities in key geographies and industries. As part of our process to monitor prior restructuring charges for changes in circumstances, in the quarter ended September 30, 2005 we recorded an adjustment to a previously recorded restructuring plan implemented in September 2002. This adjustment related to a change in the estimate of future sublease income related to contractual lease obligations. Refer to the notes to the condensed consolidated financial statements for a detailed description of the activities surrounding the restructuring charges.
Other Income, Net
      Other income, net increased 52% during the quarter ended December 31, 2005 as compared to the same period in the prior fiscal year. Other income, net increased 111% during the nine months ended December 31, 2005 as compared to the same period in the prior fiscal year. The increases are primarily due to increases in interest income resulting from higher interest rate yields.
Income Tax Expense
      Income tax expense for the quarter ended December 31, 2005 increased $1.3 million, or 773%, compared to the quarter ended December 31, 2004. Income tax expense for the nine months ended December 31, 2005 increased $6.3 million, or 957%, compared to the nine months ended December 31, 2004. The increase in both periods is due to the reversal of the valuation allowance in the U.S. at March 31, 2005, and as a result income tax expense is now recorded on U.S. earnings. In the quarter and nine months ended December 31, 2005, we reported profits in the U.S. for which taxes were provided at the statutory rate, while we were unable to recognize tax benefits in certain international jurisdictions where we have losses and have previously established and still maintain a valuation allowance against deferred tax assets. Included in income tax expense for the quarter and nine months ended December 31, 2005 is $0.1 million of income tax expense and $0.1 million of income tax benefit, respectively, related to the September 2005 restructuring charge. Income tax expense recorded in the quarter and nine months ended December 31, 2004 was related to income earned in jurisdictions where we did not have available loss carryforwards, or where loss carryforwards were limited, as we had valuation allowances against all of our net deferred tax assets.
      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. Based on the positive financial performance in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.1 million of the valuation allowance as of March 31, 2005. As of December 31, 2005, the valuation allowance against deferred tax assets was $50.3 million and is attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources
      The following table describes our liquidity and financial position on December 31, 2004 and 2005:

	December 31,

	2004	2005

	(In millions)
Working capital	$92.4	$77.6
Cash and cash equivalents	$48.0	$71.2
Short-term investments	$47.0	$—
Non-utilized bank credit facilities	$9.2	$9.2
Stockholders’ equity	$94.2	$87.2
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
      The $47.0 million of short-term investments as of December 31, 2004 were investments in auction-rate securities and were reported as part of cash and cash equivalents in prior period reports. The Company’s investment in auction-rate securities as of December 31, 2005 was zero. The Company has not invested in auction-rate securities since the first quarter of fiscal year 2006 and does not have any plans to invest in auction-rate securities in the foreseeable future.
      As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 125 basis points, at our discretion. This line of credit is reduced, as necessary, to account for letters of credit outstanding that secure our office leases. As of December 31, 2005, these letters of credit totaled $0.8 million. As of December 31, 2005, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit. This line of credit is set to expire on July 31, 2007. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.
      From time-to-time, the Company undergoes various tax examinations and audits at its corporate and subsidiary locations. As a result of an international tax inspection, on January 3, 2006 the Company placed a guarantee in the amount of 4.3 million euros with the international taxing authority in order to appeal the assessment. The terms of the guarantee require that it be renewed annually until the results of the tax inspection are settled. In the event that we are unsuccessful in the appeal, the maximum amount that we will be required to pay under the terms of the guarantee is 4.3 million euros. In addition, we currently hold shares of DTPI common stock in an escrow account for the benefit of recovering from a third party payments made by us under the guarantee. We feel that we are adequately reserved for any potential exposure related to this assessment based upon the amounts recoverable under the escrow shares and our current accruals which were determined based on advice from our third-party tax advisors.

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows from Operating Activities
      During the nine months ended December 31, 2005, net cash provided by operating activities was $4.1 million. This primarily resulted from the following activities (amounts in thousands):

Nine Months Ended
December 31, 2005

Net loss	$(10.9)
Total non-cash charges	13.5
Restructuring charge	11.0
Deferred income taxes	4.5
Total increases in cash flows from operating activities due to changes in assets and liabilities	0.2
Total decreases in cash flows from operating activities due to changes in assets and liabilities	(14.2)

Net cash provided by operating activities	$4.1

•	Total non-cash charges aggregating $13.5 million are excluded from the net loss of $10.9 million to arrive at net cash provided by operating activities. The principal non-cash charges were due to stock-based compensation ($11.4 million) and depreciation and amortization ($2.1 million). These non-cash charges are summarized as follows (in thousands):

Nine Months Ended
December 31, 2005

Stock-based compensation	$11.4
Depreciation and amortization	2.1

Total non-cash charges	$13.5

•	A restructuring charge was recorded in September 2005 for $11.0 million. This change is also excluded from the net loss of $10.9 million to arrive at cash flows from operations. Over the remainder of fiscal year 2006, cash outflows related to this restructuring charge will be approximately $2.5 million.

•	Deferred income taxes decreased $4.5 million during the nine months ended December 31, 2005 due primarily to the utilization of net operating loss carryforwards in the U.S. This change is also excluded from the net loss of $10.9 million to arrive at cash flows from operations.

•	The total increase in cash flows from operating activities due to changes in assets and liabilities was $0.2 million. This was primarily the result of a decrease in VAT receivable.

•	The total decreases in cash flows from operating activities due to changes in assets and liabilities was $14.2 million. The decreases were primarily the result of cash outflows to reduce the restructuring accrual ($5.0 million), which included payments under contractual lease obligations, payment of fiscal year 2005 employee bonuses of $4.5 million in April 2005, a $4.0 million increase in accounts

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

receivable, and a $0.5 million decrease in accounts payable. The decreases are summarized as follows (in thousands):

Nine Months Ended
December 31, 2005

Restructuring accrual	$(5.0)
Accrued compensation	(4.5)
Accounts receivable	(4.0)
Accounts payable	(0.5)
Other assets and liabilities	(0.2)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(14.2)

      Our billings for the three and nine months ended December 31, 2005 totaled $57.6 million and $170.4 million, respectively, compared to $58.3 million and $165.9 million for the three and nine months ended December 31, 2004, respectively. The decrease in billings for the three months ended December 31, 2005 is due to a decrease in net revenue plus reimbursable expenses (“total revenue”). The increase in billings for the nine months ended December 31, 2005 is due to an increase in revenue and reimbursable expenses resulting from both increased consultants and revenue generating projects. These amounts include VAT (which are not included in recognized revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $25.5 million at December 31, 2005 represented 40 days of billings for the quarter ended December 31, 2005. This compares to a gross receivable balance of $21.0 million at December 31, 2004 which represented 32 days of billings for the quarter ended December 31, 2004. The increase in accounts receivable at December 31, 2005 as compared to December 31, 2004 was principally due to the timing of client payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, therefore, it is not indicative of a trend in the business.

Cash Flow from Investing Activities
      Cash provided by investing activities was $55.0 million for the nine months ended December 31, 2005. Cash provided by investing activities resulted primarily from redemptions of short-term investments in auction-rate securities, net of purchases, of $56.0 million, partially offset by capital expenditures for laptops and servers. Prior to March 31, 2005, the Company reported it’s investment in auction-rate securities in cash and cash equivalents. The Company has not invested in auction-rate securities since the first quarter of fiscal year 2006 and does not have any plans to invest in auction-rate securities in the foreseeable future.

Cash Flow from Financing Activities
      Cash used in financing activities was $29.8 million for the nine months ended December 31, 2005 resulting from the repurchase of DiamondCluster common stock in the amount of $32.7 million, less $6.3 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan, offset by $3.4 million for employee shares withheld for tax purposes and for the option exercise price.

Treasury Stock Transactions
      The Board of Directors (the “Board”) has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions (“Buy-back

DIAMONDCLUSTER INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Program”). During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were available for repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of additional shares of the Company’s outstanding Common Stock under the existing Buy-back Program having an aggregate market value of up to $50.0 million. During the quarter ended December 31, 2005, we repurchased 1.0 million shares at an average price of $7.61. As of December 31, 2005, the amount available for repurchase under the Board authorization was $18.5 million.

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
Foreign Currency Risk
      This information is set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the nine months ended December 31, 2005.

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
Changes in Internal Control of Financial Reporting
      There were no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIAMONDCLUSTER INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1.
      None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were available for repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of additional shares of the Company’s outstanding Common Stock under the existing Buy-back Program having an aggregate market value of up to $50.0 million. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. As of December 31, 2005, the amount available for repurchase under the Board authorization was $18.5 million. During the quarter ended December 31, 2005, we repurchased 1.0 million shares at an average price of $7.61 in the following months:

	Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Approximate
			Purchased as Part of	Dollar Value of Shares
	Total Number of	Average Price Paid	Publicly Announced	That May be Purchased
Period	Shares Purchased(1)	per Share(1)(2)	Plans	Under the Plan

October 1, 2005 — October 31, 2005	10,235	$6.45	10,000	$26,167,209
November 1, 2005 — November 30, 2005	192,340	$6.58	57,500	$25,801,671
December 1, 2005 — December 31, 2005	955,799	$7.69	951,500	$18,479,945

(1)	In addition to purchases under the company’s publicly announced Buy-back Program, included in this column are transactions under the Company’s stock-based compensation plans involving the delivery to the Company of 137,309 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees and the surrender of 2,065 shares of Common Stock to pay the option exercise price in connection with the exercise of employee stock options.

(2)	Average price paid per share of stock repurchased under the Buy-back Program is execution price, including commissions paid to brokers.
Item 3-5.
      None

Item 6.	Exhibits and Reports on Form 8-K
      (a) Exhibits

3.1	(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Risk Factors
      (b) Reports on Form 8-K
          Form 8-K dated January 26, 2006 (earnings release)

*	filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondCluster International, Inc.

Date: February 7, 2006	By: /s/ Melvyn E. Bergstein Melvyn E. Bergstein Chairman, Chief Executive Officer and Director

Date: February 7, 2006	By: /s/ Karl E. Bupp Karl E. Bupp Vice President, Chief Financial Officer and Treasurer