Form 10-K
period 2006-03-31
DIAMONDCLUSTER INTERNATIONAL INC
filed 2006-06-14
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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
Common Stock, par value $.001 per share
      Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):     Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):     Yes ☐          No ☑
      As of September 30, 2005 there were 32,906,260 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of September 30, 2005 was an estimated $221.7 million, computed based upon the closing price of $7.58 per share on September 30, 2005.
      As of May 31, 2006, there were 32,976,993 shares of Common Stock of the Registrant outstanding.
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
March 31, 2006

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
      In this Annual Report on Form 10-K, we use the terms “Diamond,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to DiamondCluster International, Inc. and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends March 31.

Item 1.	Business
Overview
      Diamond is a premier global management consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Our firm offers our clients skills in strategy, technology, operations and program management to help companies improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. We combine innovative strategic thinking, industry expertise, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients using small, multidisciplinary teams because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. Our multidisciplinary approach enables our consultants to develop and execute innovative strategies that may not be identified by consulting firms that use more traditional team structures. We go to market by vertical industry and focus on businesses that are strategically dependent upon technology, and in particular information technology. We currently serve clients primarily in five industries: financial services, insurance, telecommunications, healthcare, and the public sector. The Company also has an industry practice it calls “Enterprise” that serves clients across several vertical industries, including manufacturing, retail, distribution and consumer products.
      In March 2006, our Board of Directors (the “Board”) approved a strategy to focus the Company on its markets in North America, the United Kingdom (“U.K.”) and India. By focusing on these markets, we expect to improve margins and free cash flow. As part of the Board approved strategy, we have committed to a plan to sell the portions of the international operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the fiscal year ended 2006. North America, the U.K. and India are considered “continuing operations.” All previously reported data from the Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. The Consolidated Balance Sheet as of March 31, 2006 aggregates amounts associated with the discontinued operations as described above.
      During the fiscal year ended March 31, 2006, we generated net revenue from continuing operations of $145.2 million from 81 clients. At March 31, 2006, we employed 441 consultants in continuing operations. Our continuing operations include five offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C. We opened our Mumbai, India and New York City offices in March 2006. We opened our Hartford office in May 2006. As part of the restructuring activities implemented in the second quarter of fiscal year 2006, we closed two offices located in Lisbon, Portugal and Düsseldorf, Germany. The remaining offices in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo are reported as part of discontinued operations and account for 154 consultants as of March 31, 2006.
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
      Management teams turn to consultants for a number of reasons, including the need for deep expertise in a specific area, shorter execution timeframes, risk mitigation, objective perspective, and the presence of an outside change agent. We believe that companies increasingly seek outside consultants that can provide a combination of innovative strategic analysis, in-depth industry expertise, and a thorough understanding of information technology and its applications to help them create and execute plans that will improve their businesses.
      While the fundamental reasons management teams turn to consultants have not changed in decades, we believe a structural change has taken place in the technology consulting industry with the arrival of the offshore firms. Today, we believe the industry is comprised of three main segments: management and advisory, solution delivery and system integration, and offshore maintenance and development. The management and advisory segment is comprised of companies that compete on the basis of their objectivity, relationships, and intellectual capital. Traditional management and advisory firms include McKinsey & Company, Booz Allen Hamilton, Inc., and The Boston Consulting Group. These firms have traditionally offered services in corporate strategy, organization, and business processes, and they have recently begun to offer information technology advisory services as well. Diamond fits squarely in the management and advisory space.
      The largest portion of the industry is comprised of solution delivery and system integration companies, such as Accenture Ltd., International Business Machines Corporation (IBM), Electronic Data Systems Corporation (EDS), and Computer Sciences Corporation (CSC). These companies typically compete on scale and scope of services, and there are natural trends toward consolidation, more integrated offerings, and establishment of offshore development sites to drive down cost. The offshore segment is comprised of companies that compete on cost and quality, and are generally located in developing economies, such as India, Mexico, Russia, and China. Examples of these firms are Infosys Technologies Limited and Wipro Ltd. These firms have traditionally offered call center and application maintenance and development services, and they are steadily moving up market to compete directly with the solution delivery and system integration companies. The line between the solution delivery and offshore segments has become blurred.
      We believe that the growth and continued consolidation among solution providers, as well as expanding service offerings of offshore firms, will enhance the demand for advisory firms that provide objective advice as a core business, particularly firms with deep competency in information technology and operations like Diamond. Further, as both business and information technology become increasingly complex and linked, the market for consulting services in general is growing. We believe that this increasing complexity, coupled with the changes in industry structure, increases the importance of an objective advisor that is able to remain vendor independent.

Our Competitive Strengths
      We combine innovative strategic thinking, in-depth vertical industry expertise, a global perspective, a thorough understanding of information technology and its applications, and complex program management skills to deliver economic impact for our clients. We offer clients the skills of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We help our clients use information technology to improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. We believe the following attributes, in combination, distinguish us from our competitors:
      Objectivity. We provide our clients with objective advice in the areas of strategy, information technology, operations and program management. We believe that the increasing cost and complexity of information technology and the changing structure within the consulting industry increase the value to senior management of an objective advisor, such as Diamond. We have intentionally avoided offering services or entering into alliances that might bias our objectivity, such as selling or reselling hardware or software, or offering software development services.
      Collaborative Business Model. Our small-team business model demands that we work collaboratively with our clients. We believe this approach is best because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. We work with CEOs and senior leadership teams of leading organizations worldwide to understand and leverage information technology. This approach transfers to the client critical knowledge and accountability that is necessary to enact lasting and productive change. Our model is designed to provide only the highest value services to our clients. When needed, we work with third-party sources, including solution delivery and offshore firms, to execute strategies and plans. We believe this provides maximum value to our clients.
      Small, Multidisciplinary Teams. We work with our clients from the earliest stages of study and assessment, through idea generation, strategy creation, and execution, using small teams with skills in strategy, information technology, operations and program management. We believe our approach of using small, multidisciplinary teams provides our clients with a common perspective and breadth of expertise not available from other consulting firms. This model also enables our clients to develop a relationship with every member of the team.
      Delivery of Results. Diamond delivers tangible results, not just recommendations. Our consultants work with client management to develop a complete cost/benefit analysis, which focuses on metrics such as shareholder value and return on invested capital. Diamond then works with the client to execute plans and achieve the results.
      Strategic Industry Insight and Expertise. We focus on serving vertical industries that are strategically dependent on information technology: financial services, insurance, telecommunications, healthcare, and the public sector. We also have an industry practice we call “Enterprise” that serves clients across several vertical industries, including manufacturing, retail, distribution and consumer products. We believe our vertical industry focus enables us to define strategies and deliver results that effectively address the market dynamics, regulatory environments, and business opportunities facing our clients.
      Global Diversity and Perspective. We believe that our global perspective and knowledge, combined with our understanding of local markets, provide us the ability to deliver consistent, high-quality consulting services, and to effectively serve our clients.
      Senior-Level Relationships. We serve “c-level” buyers within an organization (i.e., CEO, COO, CFO, CIO, CMO). We also have in place a number of programs that maintain these relationships in between engagements (see “Business Development”). Our goal is to become managements’ trusted advisor, with no bias towards a particular technology or product.
      Ability to Quickly Evolve Our Offerings. The consulting industry is subject to changes in economic, business, and technology cycles, which requires a consulting firm to be agile in order to maintain the relevancy of its services to the market. Our approach of identifying and scaling new service offerings enables us to quickly evaluate and change our service offerings to meet current client demands. Our people are skilled in three enduring competencies — strategy, information technology, and operations as well as underlying program management skills required to manage and orchestrate change — that are independent of particular economic, business, and technology cycles.
      Continuous Innovation. We believe that an enduring, high-quality consulting firm must have three basic qualities: employ highly talented people, maintain a track record of high-impact work, and have the ability to continuously generate new and relevant intellectual capital. While a number of consulting firms have talented people and strong client track records, the ability to continuously generate new intellectual capital is more difficult. Diamond has a systematic approach to innovation, which ensures that we stay ahead of the intellectual capital curve and deliver the most advanced thinking to our clients across industries and within industries.
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
      Experienced and Motivated Management. Our management team has an average of nearly 20 years of experience. They have experience managing consulting businesses through business, economic, and technology cycles, and have strong skills in establishing and developing client relationships.
Our Growth Strategy
      Our goal is to become the consultant of choice for clients looking for an objective partner to help them understand and leverage information technology to improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. Our business model is designed to allow us to be an objective and trusted advisor who provides the highest value of services to our clients from strategy through execution. We believe our business model provides our Company with a fundamental differentiation because it requires a collaborative approach with the client, utilizes multidisciplinary teams, and effectively leverages the ongoing stream of new intellectual capital into our organization. The following strategies guide our actions as we grow our business:
      Attract and Retain Skilled Personnel. Our continued success and growth requires us to expand our base of highly skilled professionals. This emphasis on human resources begins with our recruitment of client-serving professionals from leading graduate and undergraduate universities, as well as from industry and from other consulting firms. It continues through the process of training, developing, and promoting promising professionals within Diamond, and it includes the sharing of equity in Diamond as an acknowledgment of merit, a means of retention, and an alignment of interests.
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
      Nurture and Promote Our Intellectual Capital. We utilize our accumulated knowledge and experience to provide relevant intellectual capital to each project. We continuously seek to identify, disseminate, and incorporate new intellectual capital throughout our organization to keep abreast of business and information technology trends, while creating repeatable frameworks that can be leveraged to deliver results more effectively and efficiently. Internal and external experts, as well as industry practitioners including the Diamond Fellows (see “Business Development — Capture Phase”), provide intellectual capital to the Company.
      Continue to Diversify Across Industries and Geographic Locations. We believe that diversifying our business across industries and key geographies will allow the Company to have steady growth through economic, business, and technology cycles. We serve clients in five key industries: financial services, insurance, telecommunications, healthcare, and the public sector. The Company also has an industry it calls “Enterprise” that serves clients across several vertical industries, including manufacturing, retail, distribution and consumer products. We believe that our vertical market focus provides a scalable structure for growth. We expect the number of vertical markets we serve, as well as the services we offer and geographic locations in which we work, to change and grow as our expertise and client demands evolve. For example, we expect to see the consumer products industry emerge from this industry as a significant vertical practice area. We currently serve clients across the globe through offices in North America, the U.K. and India.
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
      Enhance Our Operating Efficiency. We have a continuous focus on cost effectiveness and efficiency. We are committed to taking advantage of information technology in the areas of human resources, training, recruiting, marketing, and financial and operations management.
Our Services
      Diamond provides services that help leading organizations worldwide understand and leverage information technology to improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. We offer clients the skills of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We currently operate globally with offices in North America, Europe (the United Kingdom), and India. We sell our services to “c-level” executives and their senior leadership teams.
      We have a business model that we believe is preferred by clients, and a process for creating and quickly bringing to market new service offerings. Our business model is collaborative and multidisciplinary, providing better value to clients through knowledge transfer and better results through our unique perspective that combines strategy and execution skills with business and technology skills. We believe this approach creates the most lasting and powerful improvements for our clients.
      We have a process for creating new service offerings that identifies and tests market opportunities, refines the service offering, then scales the service offering to bring it to market. By maintaining our consultants’ core skills in strategy, information technology, operations and program management, we are able to be more agile because we are not dependent upon a particular economic, business, or technology cycle.

Service Offerings
      We offer services to help leading organizations worldwide to understand and leverage technology to realize value in their businesses. We deliver our services through small teams with consultants skilled in strategy, technology, operations and program management. Generally, our services are designed to help companies improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses.

      We go to market by vertical industry and focus on businesses that are strategically dependent on information technology. While our core competencies do not change significantly over time, our service lines and service offerings are designed to quickly adapt to client and market needs. By continuously leveraging research from our target markets, we constantly examine and monitor our business and combine our core skills into relevant service offerings.
      We deliver both vertical industry-specific services, and broader based horizontal services that apply across many industries. Our vertical services are designed to address the most pressing industry-specific issues involving technology that are facing executives in our targeted industries. While the competencies required to deliver these services may be the same for each vertical (i.e., strategy, information technology, operations and program management), deep knowledge of the industry is also required. Our horizontal services, which also address executives’ most pressing issues involving information technology, require similar skills across industries and tend to have more repeatable processes that can be leveraged across a number of different industries. Below is a representative list of current vertical (industry-specific) and horizontal (cross-industry) services:

Vertical Industries Served
      We currently serve clients primarily in five vertical industries: financial services, insurance, telecommunications, healthcare, and the public sector. We are working to grow healthcare and the public sector as a percent of revenues because these industries are less cyclical and increase long-term revenue predictability. The Company also has a vertical practice it calls “Enterprise” that serves clients across several vertical industries, including manufacturing, retail, distribution and consumer products.
      Financial Services Practice. Our financial services industry practice provides services to capital markets firms, retail brokerages and asset managers, credit card issuers, credit card processors and payment system operators, and full-service retail and commercial banks. We help these financial services clients with the issues they face today, including the need to manage large technology and business transformations, improve productivity through strategic sourcing, assist with compliance and risk management initiatives, grow revenues by developing enterprise-wide payment strategies and multi-channel integration strategies, and assess various leading technologies. Representative clients in the financial services industry have included: Federal Reserve Bank of Chicago; Goldman Sachs Group Inc.; MasterCard Incorporated; and Visa International. During fiscal year 2006, financial services clients represented 37% of billed fee revenue from continuing operations.

      Insurance Practice. Our insurance practice provides services to life, property and casualty, reinsurance, and brokerage firms. We advise and collaborate with our clients to address important business issues, such as speed to market, market agility, agent and customer experience and retention, distribution efficiency and effectiveness, information strategies to improve decision-making and execution, technology strategy, technology operations and enterprise architecture, large-scale technology and business transformation, and strategic sourcing. Representative clients in the insurance industry have included: Allstate Corporation, The Hartford, and Willis Group Holdings Limited. During fiscal year 2006, insurance clients represented 22% of billed fee revenue from continuing operations.
      Healthcare Practice. Our healthcare industry practice provides services across the health care value chain. Our clients include major pharmaceutical, life science, leading health insurance, and disease management companies. We help our healthcare clients address some of their most important business issues including post-merger integration, medical management, business aligned IT Strategy and architecture, IT optimization and value extraction, legacy system rationalization and large transformational program management. Representative healthcare clients have included: Aetna Inc. and ActiveHealth Management. During fiscal year 2006, healthcare clients represented 15% of billed fee revenue from continuing operations.
      Telecommunications Practice. Our telecommunications industry practice provides services to operators, vendors, and content providers in the equipment, wireless, cable, and fixed line markets. We assist our telecommunications clients with business and marketing strategy, customer behavior insight, profit improvement, wireless and broadband strategy and execution, convergence, and IT assessment and strategy issues. Representative telecommunications clients have included: Sprint PCS and U.S. Cellular Corp. During fiscal year 2006, telecommunications clients represented 9% of billed fee revenue from continuing operations.
      Enterprise Practice. The enterprise practice is a cross-industry practice. Its role is to identify, develop, and launch new vertical practices. Our more mature industry practices in this segment are consumer and industrial product oriented companies, with several clients in each sector. The enterprise practice currently includes clients in the manufacturing, retail, distribution, and consumer products industries. We help our clients better understand customer needs across the value chain, increase visibility to their customers, assist with strategic pricing alternatives, assess and improve their information technology capabilities and plan and manage large information technology based initiatives. The enterprise practice, previously called the retail and distribution industry practice, has included clients such as: American Greetings Corporation; Sears Holdings; Fisher Scientific International, Inc.; Deere & Company; and Lowe’s Companies, Inc. During fiscal year 2006, the enterprise practice clients represented 13% of billed fee revenue from continuing operations.
      Public Sector Practice. The public sector practice provides services to U.S. local, state, and federal government agencies. Issues facing this sector today include increased scrutiny to demonstrate performance and measurable results for spending, the need to improve operational efficiency, demand for agencies to become more citizen-centric by minimizing complexity and improving responsiveness, and homeland security. Representative clients in the public sector have included: the U.S. Department of Justice, the Chicago Transit Authority, and a major U.S. national laboratory. We first began offering services to the public sector in North America during fiscal year 2002. During fiscal year 2006, public sector clients represented 4% of billed fee revenue from continuing operations.
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

Attract Phase
      Programs within the Attract phase of our business development pipeline are designed to create awareness of Diamond and its capabilities. There are a number of programs within the Attract phase including: media relations, speeches, books, published viewpoints, surveys, and an Internet website for the Company. These programs are built around specific intellectual capital within our target industries, and are very focused on executives within our target clients and prospects.
      Books, surveys, and published viewpoints provide intellectual capital for our business development programs. Books published by employees or Fellows in the past include: Unleashing the Killer App: Digital Strategies for Market Dominance, The Seven Steps to Nirvana: Strategic Insights into eBusiness Transformation, and E-Learning: Strategies for Delivering Knowledge in the Digital Age. Recent surveys conducted by the Company, or in conjunction with an academic institution, include: “The 2006 Global IT Outsourcing Study,” “The 2005 Global IT Outsourcing Study,” “The 2004 Global IT Outsourcing Study,” “IT Portfolio Management: Challenges and Best Practices,” and “The 2002 Global IT Outsourcing Study.” Recently published viewpoints produced by the Company include: “Seizing the HSA Opportunity: Developing a Winning Strategy to Grow Profits and Market Share in a Time of Transition,” “Market Agility: Setting Winning Life Insurance Companies Apart,” “Great Expectations: Federal Agency Models and Links Enterprise Architecture Components to Align Business and IT,” “Achieving RFID’s Full Potential,” “MVNO 3.0: How a New Breed of Wireless Providers Will Bring Strong Brands Into the MVNO Space,” “Winners and Losers at Healthcare’s Next Frontier,” “How Should CTOs Lead Technology Innovation,” “Driving the Adoption of Fixed-Mobile Convergent Propositions — A Consumer Perspective,” “7 Essential Elements of Enterprise Architecture,” “Centering on the Consumer: The Health Insurer’s Key to Unlocking the Healthcare Cost Crisis,” and “Banking on Payments: Protecting and Extending Banks’ Electronic Payments Franchise.” In 2005, we also published, “Every Product’s a Platform,” in the Harvard Business Review.

Capture Phase
      Capture programs are designed to create relationships with interested executives, while continuing to showcase the Company’s capabilities. We build relationships directly through our partners, as well as collaboratively with our Diamond Fellows and Client Relationship Executives (see below).
      DiamondExchangetm (DX). The DiamondExchangetm (the “Exchange”) is a series of executive learning forums that we launched in February 1997. CEOs and other senior executives within our target vertical industries are invited to participate in the Exchange. We provide our members with innovative, leading-edge research to explore and understand the strategic risks and opportunities of emerging technologies. The Exchange offers four types of learning forums:

DX Summit: Exchange members meet two times a year to discuss current issues and research findings, and their business implications. During these meetings, we provide the members with the opportunity to discuss their issues with Diamond Fellows, our partners, and other business leaders. In fiscal year 2006, we conducted two DX Summits, entitled: “Creating an Information Advantage” and “Faster Acting, Longer Lasting: Making Your Organization More Agile.”

DX Intelligence: These sessions, held twice a year, allow executives to explore a business issue at a deeper level within a specific industry. Diamond develops proprietary research and shares the findings with members and research participants. In fiscal year 2006, the topics for these sessions were “One Face to the Customer” and “Economies of Business Platforms in Post Merger Integration.” We also held a symposium in conjunction with Goldman Sachs on “Consumer-Driven Healthcare Adoption.”

DX Workshop: Exchange members that are particularly intrigued by a specific topic or presentation given at a DX Summit or DX Intelligence session are able to have the DiamondExchangetm come to them. The workshops provide members the ability to have a private session within their organization, conducted by the Diamond partners, Fellows, and Exchange team.

DX Dinner: Dinners are held once per quarter and are hosted by well-known innovators and trendsetters in the business and technology field, our own Diamond Fellows, and regional or national policymakers. The dinners provide an intimate setting for our members to gather and discuss pressing issues.

      Client Relationship Executives. Client Relationship Executives, or CREs, provide an alternative relationship development channel for Diamond. Our CREs are retired executives, executives-in-transition, and independent consultants. The program leverages these executives’ senior-level contacts within our targeted vertical industries. The program is also designed to enhance brand awareness of our capabilities among industry sector senior executives. CREs do not directly offer Diamond services, but facilitate introductions to industry buyers of consulting services. Our CREs have non-exclusive contracts with the firm and are typically paid on a commission basis. At March 31, 2006, we had 23 CREs in continuing operations, the majority of which are former EVPs, CIOs, and COOs.
      Diamond Fellows. The Diamond Fellows are a group of recognized business and technology leaders associated with Diamond. Diamond Fellows provide us with a set of skills that augment and enhance the value that we can provide to our clients. Diamond Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the DiamondExchangetm program, and participate in client projects. Diamond Fellows are contractually committed to dedicate a certain number of days annually to Diamond to support marketing and client work. Diamond Fellows are compensated with a combination of equity and per diem payments for services provided to us, or to our clients, on our behalf.
      As of March 31, 2006, we had eleven Diamond Fellows including:

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

Vincent Barabba is the former General Manager of Corporate Strategy and Knowledge Development of the General Motors Corporation. Mr. Barabba twice served as Director of the United States Bureau of the Census. He has served as U.S. Representative to the Population Commission of the United Nations. Mr. Barabba is the author of Meeting of the Minds, and co-author of Hearing the Voice of the Market and Decision Making Amid Turbulence, the Story of the 1980 Census. His latest book, Surviving Transformation: Lessons from GM’s Surprising Turnaround, was published in 2004.

John Perry Barlow is a writer and lecturer on the social, legal, and economic issues arising on the border between the physical and virtual worlds. He is a contributing writer for Wired magazine and co-founder and Vice Chairman of the Electronic Frontier Foundation, an organization that promotes freedom of expression in digital media. He is also a fellow at Harvard Law School’s Berkman Center for Internet and Society.

Gordon Bell is a Senior Researcher with Microsoft Corporation and computer consultant-at-large. Mr. Bell spent 23 years at Digital Equipment Corp. as Vice President of Research and Development where he managed the development of the first time-sharing and mini-computers. He also led the development of Digital Equipment’s VAX. Additionally, Mr. Bell directed the National Science Foundation’s efforts in computing research. His current work is the MyLife Bits project which endeavors to capture all aspects of his life in a digital format.

Dan Bricklin is currently President of Software Garden, Inc., focusing on protecting open source and copyright for developers. He has helped to found other organizations, including the largest Web hosting and online services company dedicated to helping small and medium businesses achieve success by providing the knowledge, services, and tools to build, manage, and promote businesses. Mr. Bricklin is best known for co-developing VisiCalc, the first electronic spreadsheet, while he was a student at the Harvard Business School. VisiCalc is widely credited for fueling the rapid growth of the personal computer industry.

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

Alan Kay, Ph.D. is president of the Viewpoints Research Institute and is one of the earliest pioneers of object-oriented programming, and graphical user interfaces. His contributions have been recognized with the Charles Stark Draper Prize of the National Academy of Engineering, the A.M. Turing Award from the Association of Computing Machinery, and the Kyoto Prize from the Inamori Foundation. This work was done in the rich context of ARPA and Xerox PARC with many talented colleagues. Mr. Kay is a member of our Board of Directors.

Andrew Lippman, Ph.D. is a co-Director and founding member of the Media Lab at the Massachusetts Institute of Technology. Mr. Lippman is the principal investigator of the Digital Life research program, a consortium of 45 companies and 15 faculties that researches the technical, social, and economic aspects of computing in everyday life. He has published widely and made numerous presentations on digital entertainment, personal communications, and making the information highway entertaining and profitable.

Chunka Mui is a writer and consultant on business issues at the intersection of strategy and technology. Mr. Mui also chairs Diamond’s Diamond Fellows advisory group. Mr. Mui is perhaps best known as the co-author of the best selling Unleashing the Killer App, which the New York Times called a “practical and persuasive guide” to the dramatic changes being wrought by technology. Mr. Mui was a Partner with Diamond from 1996 to 2003.

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
      Diamond Knowledge Center. The Diamond Knowledge Center provides project teams with access to both internal and external research and expertise on a variety of industry, technology, economic, and business topics on a global basis. The Knowledge Center is also responsible for converting existing project work into repeatable frameworks that can be leveraged for future projects.
      Intellectual Capital Alliances. In an increasingly complex business environment, intellectual capital alliances are essential to delivering technology savvy strategies and high-impact results. Our Intellectual Capital Alliance program is designed to provide Diamond’s professionals and clients with early access to market-leading hardware and software, as well as to provide specialized services and training. Diamond builds strong relationships with selected companies to develop its intellectual capital and provide the best ideas to its clients with lower execution risk and accelerated speed-to-market.
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
      All of our intellectual capital alliances are non-exclusive agreements designed to deliver benefits to both organizations through knowledge sharing and joint marketing. Diamond does not recognize revenue for work performed by any alliance company, and there are no fees associated with joining the Intellectual Capital Alliance program.
      Key Network Alliance companies include Embarcadero Technologies, Hewlett-Packard, Oracle, SAP America, Inc., SAS Institute, Inc. and Troux Technologies. As of March 31, 2006, there were three companies in our Strategic Alliance program:

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
      Center for Technology Innovation. The Center for Technology Innovation, based in Chicago, serves as the proving ground for our ideas. Diamond professionals work with our Fellows and other knowledge leaders to support and enable inventive client work, and build our intellectual capital around emerging technologies. A series of technology frameworks and tools are developed and maintained at the Center for Technology Innovation. These tools are designed to accelerate achievement of results through proven processes, reusable templates, guides, and technical papers. Our various strategic alliance companies provide the hardware and software in the Center for Technology Innovation.

Retain Phase
      Programs in the Retain phase are designed to help our partners maintain ongoing relationships and offer former clients ongoing value while allowing the Company to identify opportunities for additional work. Retention of current clients is driven by delivering outstanding results, developing strong relationships, and understanding the needs of the client.
      Diamond Exchangetm. A proactive effort is made to ensure that current and former clients continue to participate in the Exchange, ensuring that the Company keeps them in a value-added relationship.
      Ongoing Communications. Current and former clients are kept on a list to receive relevant intellectual capital from the Company, including survey results, viewpoints, and reprints of relevant articles.
Employees and Culture
      Employees. As of March 31, 2006, Diamond had 554 employees in continuing operations. Of these employees, 441 were client-serving professionals and 113 were management and administrative personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems, and administrative support. The responsibilities of our partners include client relationship development, business development, client management, program management, thought leadership, professional staff development, and mentoring. Our partners have an average of twenty years of experience. As of March 31, 2006, we had 61 partners in continuing operations.
      Culture. We believe our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all competencies and industry practices in the organization. Diamond’s employees are talented and energetic professionals that come from a multitude of professional backgrounds. Diamond believes that this fosters an exciting and diverse work environment. Three primary elements comprise our culture:

—	an environment that intellectually challenges our personnel through continuous training and innovative and high-impact client work;

—	consistent compensation and career paths across all competencies within Diamond; and

—	participation by all of our employees in our continuing development and ownership of Diamond.
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
      Compensation. Our compensation programs have been structured to attract and retain highly skilled professionals by offering competitive base salaries coupled with annual cash bonus and equity-based incentive opportunities. We use equity-based instruments at all levels within Diamond to provide long-term wealth creation opportunities and to retain individuals through multi-year, long-term vesting provisions. We believe that offering equity-based compensation packages will be more successful in attracting and retaining talented individuals.

      Our partners are eligible to receive an annual bonus comprised of cash and equity-based instruments commensurate with their level of responsibility and based on overall performance. Our partners are granted equity upon being elected a partner. Equity-based instruments that we issue to partners typically vest ratably over five years. Individuals below the partner level are awarded annual bonuses comprised of cash and equity based on their performance and the Company’s overall performance. Our non-partners are granted equity-based instruments which typically vest ratably over four years.
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
      We believe that the principal criteria considered by prospective clients when selecting a consulting firm include skills and capabilities of consultants, scope of services, service model approach, global reach, technical and industry expertise, reputation and quality of past work, perceived value, and a results orientation.
      We believe we are well positioned against our competitors. Furthermore, we believe the increasing complexity of technology, and the current structural changes in the consulting industry, increase the value to senior management of an objective advisor with deep expertise in strategy, operations, and technology, including the ability to accelerate program execution.
Executive Officers of the Registrant
      At present, our executive officers are as follows:

Name	Age	Position

Melvyn E. Bergstein	64	Chairman of the Board of Directors
Adam J. Gutstein	43	Chief Executive Officer and Director
Jay D. Norman	48	President, Chief Operating Officer and Director
Karl E. Bupp	44	Chief Financial Officer and Treasurer
William R. McClayton	61	Chief Administrative Officer
John J. Sviokla	48	Vice Chairman and Director

      Melvyn E. Bergstein co-founded Diamond Technology Partners, Inc. (“Diamond”) in January 1994 and served as our Chairman and Chief Executive Officer until April 1, 2006, at which time he stepped down as CEO. Mr. Bergstein has been a member of our board of directors since January 1994, and he remains our Chairman. Prior to co-founding the company, Mr. Bergstein held several senior executive positions with Technology Solutions Company from 1991 to 1993. Prior to that time, Mr. Bergstein held several senior positions with other consulting firms, including twenty-one years in various positions with Andersen Consulting, now Accenture.
      Adam J. Gutstein joined Diamond as a partner in January 1994 and became Chief Executive Officer on April 1, 2006. He has served as a director of the Company since August of 1999. From July 1998 to April 2000, Mr. Gutstein served as Chief Operating Officer of the company. From May 2000 through March 2006 Mr. Gutstein held various leadership positions in the North America, Europe, Latin America and Asia. He served as Managing Director of International Operations from July 2003 and became President of the Company in June 2004. Prior to joining us, Mr. Gutstein was a Vice President at Technology Solutions Company and a Manager with Andersen Consulting, now Accenture.
      Jay D. Norman joined the Company in January 2003 as the Partner responsible for the financial services and insurance practice area and was promoted to President and Chief Operating Officer on April 1, 2006. He began serving on our board of directors in November 2005. In June 2004, he became Managing Director of North America, responsible for the sales and delivery of our North American services, revenue, and profit contribution. In April 2005, Mr. Norman assumed the additional responsibility of Managing Director of the United Kingdom. Prior to joining the Company, Mr. Norman was a Partner at PricewaterhouseCoopers, leading their financial services global e-business practice. His experience also includes positions with McKinsey and Company, Inc. and Andersen Consulting, now Accenture.
      Karl E. Bupp joined Diamond in April 1994 as Vice President of Financial Planning responsible for our internal planning, analysis, and treasury functions. Since July 1998, Mr. Bupp has served as our Chief Financial Officer and Treasurer. Prior to joining us, Mr. Bupp was the Corporate Controller, and Director of Planning and Treasury Services for Technology Solutions Company. From 1985 to 1993, he held various financial management and analyst positions with MCI Telecommunications Corporation.
      William R. McClayton joined the Company in April 2001 as a Partner and Chief Administrative Officer responsible for finance, planning, legal, human resources, investor relations, information technology, marketing and facilities worldwide. Prior to joining Diamond, Mr. McClayton was a partner of Arthur Andersen LLP. During his 35-year career at Arthur Andersen, Mr. McClayton served public and privately held audit clients, and led the firm’s Chicago-based global financial markets practice for ten years.
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

Item 1A.	Risk Factors
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

Our Profitability Will Suffer If We Are Not Able to Maintain Our Pricing and Utilization Rates and Control Our Costs.
      Our profit margin, and therefore our profitability, is largely a function of the rates we are able to recover for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals and correspondingly reduce our costs, we will not be able to sustain our profit margin and our profitability will suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors; and

•	general economic conditions.
      Our utilization rates are also affected by a number of factors, including:

•	seasonal trends, primarily as a result of our hiring cycle and holiday vacations;

•	our ability to transition employees from completed projects to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in the appropriate areas of our workforce.
      Our profitability is also a function of our ability to control our costs and improve our efficiency. Current and future cost reduction initiatives may not be sufficient to maintain our margins if a challenging economic environment existed for several quarters.
Recruitment and Retention of Professionals.
      The Company’s success depends upon its ability to attract, retain and motive highly skilled professionals at all levels. Qualified client-serving professionals are in particularly great demand and are likely to remain a limited resource for the foreseeable future. The loss for any reason of a number of the Company’s client-serving professionals or the inability to attract qualified personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.
Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.
      We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the quarter. During the fiscal year ended March 31, 2006, we had one client that individually accounted for 13% of our net revenue from continuing operations. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable, we could be subject to significant financial exposure.
Any failure by us to timely identify or implement an appropriate strategic alternative for portions of our international operations could result in total costs and expenses that are greater than expected.
      In March 2006, our Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we have committed to a plan to sell portions of our international operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the fiscal year ended 2006. In the event we are unable to identify or timely implement an appropriate strategic alternative, we could experience risks and expenses that are greater than presently anticipated. Such risks include increased attrition of the consultants in our international operations resulting from delays in implementing strategic alternatives, the failure to meet operational targets due to the loss or distraction of such employees, the diversion of management’s time, attention and resources from managing the Company’s continuing operations, and the incurrence of additional restructuring costs in connection with its discontinued operations. The resulting costs and expenses incurred could have a material adverse affect on the Company’s business, financial condition and results of operations.
A Significant or Prolonged Economic Downturn Could Have a Material Adverse Effect on Our Results of Operations.
      Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. Although current economic conditions have improved over previous quarters, future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. Net revenue (before out-of-pocket expense reimbursements) related to continuing operations for the fiscal year ended March 31, 2006 remained flat compared to the fiscal year ended March 31, 2005. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if economic environment should weaken for a prolonged period.
Our Quarterly Operating Results Will Vary From Quarter to Quarter, Which May Result in Increased Volatility of Our Share Price.
      We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our Common Stock.
      Factors that may cause our quarterly operating results to vary include:

•	the business decision of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the timing of revenue or income;

•	our ability to transition employees quickly from completed projects to new engagements;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs and support services costs; and

•	global economic and political conditions and related risks, including acts of terrorism.
      The timing of revenue is difficult to forecast because our sales cycle is relatively long and our services are affected by both the financial condition and management decisions of our clients and general economic conditions. A high percentage of our expenses are relatively fixed at the beginning of any period. Because our general policy is not to adjust our staffing levels based upon what we view as short-term circumstances, a variation in the timing, initiation or completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period.
Competition in Our Industry is Intense and Could Harm Our Business.
      Increased competition in our industry could result in price reductions, reduced gross margins or loss of market share, any of which could seriously harm our business. The business and technology consulting services market, which includes a large number of participants, is subject to rapid technological changes and is highly competitive. We compete with a number of companies that have significantly greater financial, technical and marketing resources, greater name recognition, and greater revenue than ours. We believe that the principal competitive factors in our industry include:

•	results orientation;

•	technical and industry expertise;

•	perceived value;

•	effectiveness of strategic business models;

•	service delivery approach;

•	diagnostic capabilities; and

•	scope of services;
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
The Absence of Long-Term Contracts With Our Clients Reduces the Predictability of Our Revenue.
      Our clients are generally able to reduce or cancel their use of our professional services without penalty and, in some circumstances, with little notice. As a result, we believe that the number of clients or the number and size of our existing projects are not reliable indicators or measures of future revenue. We have in the past provided, and are likely in the future to provide, services to clients without long-term agreements. When a client defers, modifies or cancels a project, there is no assurance that we will be able to rapidly redeploy our professionals to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. We may not be able to replace cancelled or reduced contracts with new business with the result that our revenue and profits may decline.
Failure to Meet Client Expectations Could Result in Losses and Negative Publicity.
      A failure or inability by us or one of our subcontractors to meet a client’s expectations could damage our reputation and adversely affect our ability to attract new business and result in delayed or lost revenue. Our client engagements involve the creation, implementation and maintenance of business systems and other applications that can be critical to our clients’ businesses. We may be sued or unable to collect accounts receivable if a client is not satisfied with our service.
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
The Price for Our Common Stock Has Been Volatile and Unpredictable.
      The price for our Common Stock has been volatile. Our Common Stock has been listed on the NASDAQ National Market since February 1997. The closing market price of the Common Stock has experienced variations, and since January 1, 1999 through May 31, 2006, our high and low sales price has ranged from a high of $106.00 to a low of $1.38. The market price of our Common Stock may experience fluctuations in the future for a variety of reasons. These include:

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
An Inability to Keep Pace with Rapidly Changing Technology May Impair Our Ability to Remain Competitive.
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
If We Are Unable to Protect Our Intellectual Property Rights or If We Infringe Upon the Intellectual Property Rights of Others Our Business May Be Harmed.
      Failure to secure or maintain protection of our intellectual property could adversely affect our ability to service our clients and generate revenue. We rely on a combination of non-disclosure and other contractual agreements and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, require that our clients enter into such agreements, and limit access to and distribution of our proprietary information. However, these efforts may be insufficient to prevent misappropriation of our proprietary information or to detect unauthorized use of our intellectual property rights.
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
Our Global Operations Pose Complex Management, Foreign Currency, Legal, Tax and Economic Risks, Which We May Not Adequately Address.
      We conduct business in multiple countries around the world. Approximately 95% of our revenue from continuing operations was attributable to activities in North America and the remaining 5% was attributable to activities in Europe, which primarily include the U.K. As a result, we are subject to a number of risks, including:

•	the burdens of complying with a wide variety of national and local laws;

•	multiple and possibly overlapping and conflicting tax laws;

•	successful conversion to global operating and financial systems;

•	coordinating geographically separated organizations;

•	restrictions on movement of cash;

•	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	political instability;

•	currency fluctuations;

•	longer payment cycles;

•	restrictions on the import and export of certain technologies;

•	price controls or restrictions on exchange of foreign currencies; and

•	trade barriers.
Currency Exchange Rate Fluctuations Could Materially Adversely Affect Our Results of Operations.
      Approximately 5% of Diamond’s revenue from continuing operations for fiscal year ended March 31, 2006 was derived from operations outside of North America. The results of operations in the future could be affected by factors associated with international operations, such as changes in foreign currency exchange rates and uncertainties relative to regional economic or political circumstances, as well as by other risks sometimes associated with international operations. Since the revenue and expenses of Diamond’s foreign operations will generally be denominated in local currencies, exchange rate fluctuations between such local currencies and the U.S. Dollar subject us to currency translation risk with respect to the reported results of our foreign operations. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability. Also, we may be subject to foreign currency translation risks when transactions are denominated in a currency other than the currency in which we incur expenses related to such transactions. There can be no assurance that we will not experience fluctuations in financial results from our operations outside the United States as a result of foreign currency fluctuations, and there can be no assurance that we will be able to reduce contractually or otherwise favorably affect the currency translation risk associated with our operations.
We Must Build Recognition and Client Acceptance of Our Name.
      Diamond has invested significant efforts in building recognition and client acceptance of its name. We believe that market acceptance of the name Diamond is an important aspect of our efforts to retain and attract clients.
      Promoting and maintaining name recognition depends largely on the success of our marketing efforts and the ability of Diamond to provide high quality, reliable and cost-effective services. These efforts will require significant expenses, which will affect our results of operations. Client dissatisfaction with Company performance could diminish the value of our brand.
The Failure to Integrate or Negotiate Successfully Any Future Acquisitions Could Harm Our Business and Operating Results.
      If we acquire businesses in the future and are unable to integrate successfully these businesses, it could harm our business and operating results. In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. We may be unable to identify appropriate acquisition candidates. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time. In addition, we may revalue or write-down the value of goodwill and other intangible assets in connection with future acquisitions which would harm our operating results.
We May Need to Raise Additional Capital in the Future Which May Not Be Available.
      We may not be able to raise capital in the future to meet our liquidity needs and finance our operations and future growth. We believe that existing cash resources, the amounts available under our revolving line of credit and cash generated from operations will be sufficient to satisfy our operating cash needs at least through fiscal 2007. Any future decreases in our operating income, cash flow, or stockholders’ equity may impair our future ability to raise additional funds to finance operations. As a result, we may not be able to maintain adequate liquidity to support our operations.
Future Sales of Our Common Stock in the Public Market Could Cause the Price of Our Stock to Decline.
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
Our Charter Documents and Delaware Law May Discourage an Acquisition of Diamond.
      Provisions of our certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. In addition, the Company has adopted a Shareholder Rights Purchase Plan which could also have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring a majority of our outstanding stock. Our charter and by-laws also provide that special stockholders meetings may be called only by our Chairman of the board of directors, by our Secretary at the written request of the chairman or by our board of directors, with the result that any third-party takeover not supported by the board of directors could be subject to significant delays and difficulties. In addition, our board of directors is divided into three classes, each of which serves for a staggered three-year term, which may make it more difficult for a third party to gain control of our board of directors.
We Currently Do Not Intend to Pay Dividends.
      We have never paid any cash dividends on our common stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      Our international headquarters and principal administrative, information systems, financial, accounting, marketing, legal and human resources operations are located in leased office space in Chicago, Illinois. We also have leased office space in New York City, Hartford, Connecticut and Washington, D.C. We opened our New York City office in March 2006 and our Hartford office in May 2006.
      European, South American, Middle Eastern and Asian operations are based in leased offices in Barcelona and Madrid, Spain; Dubai, United Arab Emirates; London, UK; Mumbai, India; Münich, Germany; Paris, France; and São Paulo, Brazil. We opened our Mumbai, India office in March, 2006. As part of the restructuring activities implemented in September 2005, we closed two offices located in Lisbon, Portugal and Düsseldorf, Germany as of the end of the second quarter of fiscal year 2006. The offices located in Barcelona, Madrid, Dubai, Münich, Paris, and São Paulo are included as part of discontinued operations as of March 31, 2006.

Item 3.	Legal Proceedings
      We are not party to any claims or actions that we believe could have a material adverse effect on our results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Common Stock is quoted on the NASDAQ National Market under the symbol “DTPI.” The following table sets forth for the periods indicated the high and low intraday sales prices for our Common Stock.

	Sales Price Per
	Share

	High	Low

Fiscal year ended March 31, 2005:
First Quarter	$10.91	$6.73
Second Quarter	12.79	6.48
Third Quarter	14.98	10.80
Fourth Quarter	$17.25	$13.74
Fiscal year ended March 31, 2006:
First Quarter	$16.25	$9.79
Second Quarter	12.13	6.96
Third Quarter	8.29	5.61
Fourth Quarter	$10.98	$7.36
      On June 1, 2006, the closing price of Common Stock was $9.80 per share. At such date, we had approximately 6,000 holders of record of Common Stock.
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
      The Board of Directors (the “Board”) has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions (“Buy-back Program”). During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of an additional $25.0 million of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $50.0 million. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. As of March 31, 2006, the amount available for repurchase under the Board authorization was $18.5 million.

During the quarter ended March 31, 2006, no shares were repurchased under the Buy-back Program as we were considering strategic alternatives for portions of our international operations.

	Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Approximate Dollar
	Total Number of	Average Price	Purchased as Part of	Value of Shares That May be
Period	Shares Purchased	Paid per Share	Publicly Announced Plans	Purchased Under the Plan

January 1, 2006 — January 31, 2006	—	—	—	$18,479,945
February 1, 2006 — February 28, 2006	—	—	—	$18,479,945
March 1, 2006 — March 31, 2006	—	—	—	$18,479,945

Item 6.	Selected Financial Data
      The selected financial data presented below has been derived from our consolidated financial statements. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K. Amounts previously reported on the Statements of Operations and Comprehensive Income (Loss) for fiscal years 2002 through 2005 have been reclassified in accordance with Statement of Financial Accounting Standards “SFAS” No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

	Year Ended March 31,

	2002	2003	2004	2005	2006

	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Net revenue	$112,964	$89,040	$104,822	$144,900	$145,224
Reimbursable expenses	13,948	13,217	14,133	16,848	18,444

Total revenue	126,912	102,257	118,955	161,748	163,668

Project personnel expenses:
Project personnel costs before reimbursable expenses	101,664	75,748	74,614	86,243	99,111
Reimbursable expenses	13,948	13,217	14,133	16,848	18,444

Total project personnel expenses	115,612	88,965	88,747	103,091	117,555

Gross margin	11,300	13,292	30,208	58,657	46,113

Other operating expenses:
Professional development and recruiting	7,564	3,203	3,523	6,107	6,689
Marketing and sales	7,105	3,719	2,750	3,507	3,522
Management and administrative support	33,997	24,820	22,867	24,328	25,328
Goodwill amortization	1,672	—	—	—	—
Restructuring charges	11,958	18,301	1,432	—	400
Impairment charge on long lived assets	—	14,403	—	—	—

Total other operating expenses	62,296	64,446	30,572	33,942	35,939

Income (loss) from operations	(50,996)	(51,154)	(364)	24,715	10,174

Interest income, net	4,436	1,730	840	1,652	2,868
Other income (expense)	(4,542)	(1,891)	514	(216)	102

Total other income (expense), net	(106)	(161)	1,354	1,436	2,970

Income (loss) from continuing operations before taxes	(51,102)	(51,315)	990	26,151	13,144
Income tax expense (benefit)	(12,809)	17,125	(807)	(13,420)	11,151

Income (loss) from continuing operations	(38,293)	(68,440)	1,797	39,571	1,993
Discontinued operations:
Loss from discontinued operations (net of tax)(1)	(95,379)	(291,621)	(7,208)	(6,533)	(12,577)

Net income (loss)	$(133,672)	$(360,061)	$(5,411)	$33,038	$(10,584)

Basic income (loss) per share of Common Stock(2):
Income (loss) from continuing operations	(1.24)	(2.17)	0.05	1.18	0.06
Loss from discontinued operations (net of tax)	(3.10)	(9.24)	(0.22)	(0.19)	(0.38)

Net income (loss)	$(4.34)	$(11.41)	$(0.17)	$0.99	$(0.32)

Diluted income (loss) per share of Common Stock(2):
Income (loss) from continuing operations	(1.24)	(2.17)	0.05	1.09	0.06
Loss from discontinued operations (net of tax)	(3.10)	(9.24)	(0.21)	(0.18)	(0.36)

Net income (loss)	$(4.34)	$(11.41)	$(0.16)	$0.91	$(0.31)

Shares used in computing basic income (loss) per share of Common Stock(2)	30,813	31,548	32,710	33,516	32,963
Shares used in computing diluted income (loss) per share of Common Stock(2)	30,813	31,548	34,206	36,281	34,682

	March 31,

	2002	2003	2004	2005	2006

	(Amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$95,473	$26,953	$39,004	$42,270	$75,392	(4)
Short-term investments	1,300	48,375	42,300	55,975	—
Working capital	103,564	67,326	79,585	104,086	74,352	(4)
Total assets	401,176	109,491	122,667	153,672	128,487
Total stockholders’ equity(3)	$375,098	$72,377	$80,787	$117,945	$91,888

(1)	During the year ended March 31, 2002, our loss from discontinued operations included $60.2 million of goodwill amortization. On April 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill. As a result of our initial impairment review of goodwill, during fiscal year ended March 31, 2003 the loss from discontinued operations included a $140.9 million charge related to the impairment of goodwill associated with the acquisition of Cluster Telecom B.V. This was reported as a cumulative effect of change in accounting principle. Also included in the loss from discontinued operations during the fiscal year ended March 31, 2003 is an impairment charge of $79.9 million that resulted from the annual impairment review of goodwill under SFAS No. 142 and $50.2 million of stock-based compensation expense.

(2)	See Note 2 of “Notes to Consolidated Financial Statements” for an explanation of the methods used to compute basic and diluted earnings (loss) per share data.

(3)	We have never declared or paid cash dividends.

(4)	As of March 31, 2006, amounts reported include only continuing operations. Prior to March 31, 2006, amounts reported include combined (continuing and discontinued) operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following information should be read in conjunction with the information contained in the consolidated financial statements and related notes included elsewhere in this annual report.
Overview
      Diamond is a premier global management consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Our firm offers clients skills in strategy, technology, operations and program management to help companies reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. We combine innovative strategic thinking, deep industry expertise, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change.
      In March 2006, our Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. By focusing on these markets, we expect to improve margins and free cash flow. As part of the Board approved strategy, we have committed to a plan to sell the portions of the international operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the fiscal year ended 2006. North America, the U.K. and India are considered “continuing operations” and reported as such in the financial statements and related notes. All previously reported data from the Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. The Consolidated Balance Sheet as of March 31, 2006 aggregates amounts associated with the discontinued operations as described above.
      During the fiscal year ended March 31, 2006 we generated net revenue from continuing operations of $145.2 million from 81 clients. At March 31, 2006, we employed 441 consultants and 113 operations employees in continuing operations. Our continuing operations include six offices in North America,

Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C. We opened our Mumbai, India and New York City offices in March 2006. We opened our Hartford office in May 2006. As part of the restructuring activities implemented in the second quarter of fiscal year 2006, we closed two offices located in Lisbon, Portugal and Düsseldorf, Germany. The offices reported as part of discontinued operations accounted for 154 consultants and 67 operations employees as of March 31, 2006.
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
      We generate revenue in many different countries throughout the world and our revenues are denominated in multiple currencies. The most common currencies that we operate under within continuing operations are the U.S. Dollar, the British Pound Sterling and the Euro. However, revenue from continuing operations is primarily denominated in the U.S. Dollar and as such, our revenues and expenses from continuing operations are not significantly impacted by fluctuations in foreign currency exchange rates.
      The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between net revenue and project personnel costs before reimbursable expenses to be an important measure of our operating performance. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Our practice headcount from continuing operations increased to 441 at March 31, 2006, compared to 435 at December 31, 2005 and 415 at March 31, 2005. Our gross margin increased 47% in the fourth quarter of fiscal year 2006 compared to the third quarter of fiscal year 2006. The increase is primarily due to the increase in net revenue during the fourth quarter of fiscal year 2006. Gross margin decreased 26% in the fourth quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005. Gross margin decreased 21% in fiscal year 2006 compared to fiscal year 2005. These decreases are primarily due to increased project personnel compensation costs associated with an increase in stock-based compensation expense, the increase in headcount and relatively flat revenue. Our annualized net revenue per practice professional (continuing operations) was $336 thousand for fiscal year 2006, compared to $390 thousand for fiscal year 2005.
      Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space) and other administrative support for project personnel. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from continuing operations before taxes increased $5.4 million in the fourth quarter of fiscal year 2006 compared to the third quarter of fiscal year 2006 primarily due to the increase in net revenue and the reversal of a portion of a restructuring accrual in the fourth quarter of fiscal year 2006. Income from continuing operations before taxes decreased 33% in the fourth quarter of fiscal year 2006 compared to the fourth quarter of the prior fiscal year and decreased 50% in fiscal year 2006 compared to fiscal year 2005 primarily due to increased project personnel and management and administration stock-based compensation expense and recruiting and training development expenditures associated with the increase in headcount. Income from continuing operations before taxes in fiscal year 2006 also decreased compared to fiscal year 2005 due to the restructuring charge in September 2005.
      We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate related to continuing operations for the fourth quarter of fiscal year 2006 was 70% which increased from 60% in the third quarter of fiscal year 2006 and 69% in the fourth quarter of the prior fiscal year. Our utilization rate for fiscal year 2006 decreased to 63% compared to 70% in fiscal year 2005.
      Free cash flow from continuing operations was $18.9 million for the fiscal year ended March 31, 2006, and included a net use of cash related to the restructure accrual of $2.2 million. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($19.3 million) net of capital expenditures ($0.4 million), provides a consistent metric from which the performance of the business may be monitored.
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
      Management makes estimates of the amount of our billed and unbilled accounts receivable that may not be collected from clients. We believe the allowance for doubtful accounts is a critical accounting estimate because it can materially affect our operating results and requires us to make judgments about matters that are uncertain. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers our overall experience with estimating uncollectible amounts. We recognize the effect of changes in our estimates, assumptions and assessments of the factors impacting the collectibility of amounts due from customers on an ongoing basis. As of March 31, 2006, our accounts receivable balance from continuing operations was $11.9 million, including unbilled accounts receivable of $3.9 million, and net of an allowance for doubtful accounts of $0.6 million. Unbilled receivables represent revenues and reimbursable expenses earned for services performed that have not been billed. Unbilled receivables are typically billed the following month.
      Although we and our clients agree on the scope of projects, expected deliverables and related fees in advance, from time to time we have made revisions to the scope of work and deliverables without making a corresponding adjustment to the fees for the project. We refer to this as “project run-on” as these revisions generally cause a project to extend beyond its targeted completion. We monitor our actual project run-on experience on an ongoing basis and perform monthly reviews of projects in progress against plan. We provide for project run-on costs based on our analysis of historical experience. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. As of March 31, 2006, our deferred revenue balance from continuing operations was $1.0 million. Also included in the deferred revenue balance is $0.2 million of prepaid client fees related to consulting services that the Company expects to earn in future periods. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

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
      In September 2002, December 2002, June 2003 and September 2005 we recorded restructuring charges related to specific actions we took to better align our cost infrastructure with our near term revenue expectations. For the September 2002 and December 2002 restructuring charges, we estimated these costs based upon our restructuring plans and accounted for these plans in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” For the June 2003 and September 2005 restructuring charges, we estimated these costs based upon our restructuring plan and accounted for this plan in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charges and accruals required certain significant estimates of costs related to severance and other personnel-related expenses, as well as costs related to reductions in office space and estimated sublease income to be realized in the future, the write-off of associated leasehold improvements, and the establishment of accruals for other contractual commitments which are not expected to provide future benefit. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. Although we do not expect there to be significant changes to our plans, it is reasonably possible that such estimates could change in the near term due to unanticipated events, resulting in adjustments to the amounts recorded, and the effect could be material. Such revisions will be reflected in the financial statements in the period they occur.

Valuation of Deferred Tax Assets
      In determining our current income tax provision we assess temporary differences resulting from differing treatments of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets we must assess the likelihood that these assets will be recovered from future taxable income. To the extent we believe recovery is not more likely than not, we establish a valuation allowance to reduce the net deferred tax asset to a value we believe will be recoverable by future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about the Company’s future income over the life of the deferred tax asset, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations. Management’s assumptions about future income require significant judgment because actual income has fluctuated in the past and may continue to do so.
      In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our performance, our project pipeline, and other appropriate factors.
      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. Based on the positive financial performance in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.2 million of the valuation allowance as of March 31, 2005. As of March 31, 2006, the remaining continuing operations valuation allowance against deferred tax assets was $30.7 million and covered international deferred tax assets, capital loss carryforwards, and certain state net operating loss carryforwards. The need to maintain a valuation allowance is reviewed on at least a quarterly basis.

Results of Operations
      In March 2006, our Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we have committed to a plan to sell portions of the international operations. These operations are reported as “discontinued operations” below. North America, the U.K. and India are reported as “continuing operations.” Amounts for fiscal years 2004 and 2005 below have been reclassified to conform with this presentation to allow for meaningful comparison.
      The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenues:

	Year Ended
	March 31,

	2004	2005	2006

Revenue:
Net revenue	100%	100%	100%
Reimbursable expenses	14	12	13

Total revenue	114	112	113
Project personnel expenses:
Project personnel costs before reimbursable expenses	71	60	68
Reimbursable expenses	14	12	13

Total project personnel expenses	85	72	81

Gross margin	29	40	32

Other operating expenses:
Professional development and recruiting	3	4	5
Marketing and sales	3	2	2
Management and administrative support	22	17	17
Restructuring charges	1	—	1

Total other operating expenses	29	23	25

Income (loss) from operations	—	17	7
Other income, net	1	1	2

Income from continuing operations before taxes	1	18	9
Income tax expense (benefit)	(1)	(9)	7

Income from continuing operations after taxes	2	27	2
Discontinued operations:
Loss from discontinued operations (net of tax)	(7)	(4)	(9)

Net income (loss)	(5)%	23%	(7)%

Revenue
      On a consolidated basis, net revenue from continuing operations increased $0.3 million in fiscal year 2006 as compared to fiscal year 2005. The slight increase in net revenue is partially due to unexpected moderated spending at two core healthcare and insurance clients during fiscal year 2006 compared to fiscal year 2005. Additionally, while headcount increased from 415 at March 31, 2005 to 441 at March 31, 2006, utilization decreased from 70% in fiscal year 2005 to 63% in fiscal year 2006 and net revenue per practice professional decreased from $390 thousand in fiscal year 2005 to $336 thousand in fiscal year 2006. Net revenue from continuing operations increased $40.1 million, or 38%, during fiscal year 2005 as compared to fiscal year 2004. The increase was primarily due to an improvement in the environment for our services coupled with higher realized billing rates at new and existing clients during fiscal year 2005.
      We served 81 clients during fiscal year 2006, compared to 64 clients during fiscal year 2005 and 58 clients during fiscal year 2004. Average revenue per client decreased to $1.8 million during fiscal year 2006 from $2.3 million during fiscal year 2005. The decrease was primarily due to the increase in the number of clients that we served in fiscal year 2006 as we transition to a broader and less concentrated client base. Average revenue per client increased to $2.3 million during fiscal year 2005 from $1.8 million during fiscal year 2004. This increase was primarily due to the 38% increase in net revenue during fiscal year 2005 compared to fiscal year 2004 from a more concentrated client base.
      Revenue from continuing operations from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 17% of revenue during fiscal year 2004, 14% of revenue during the fiscal year 2005 and 24% of revenue during the fiscal year 2006. For fiscal years 2004, 2005 and 2006, revenue and new client revenue mix by the industries that we serve was as follows for continuing operations:

	Billed Fee Revenue			New Client Revenue

Industry	2004	2005	2006	2004	2005	2006

Financial Services	37%	37%	37%	55%	42%	32%
Insurance	24%	26%	22%	15%	5%	22%
Healthcare	13%	14%	15%	1%	16%	17%
Enterprise	12%	11%	13%	19%	22%	22%
Telecommunications	10%	9%	9%	5%	6%	5%
Public Sector	4%	3%	4%	5%	9%	2%

	100%	100%	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs
      Project personnel costs before reimbursable expenses increased $12.9 million, or 15%, during fiscal year 2006 as compared to fiscal year 2005. The increase in project personnel costs was primarily due to increases in practice headcount and an increase in stock-based compensation expense related to stock-based awards granted to project personnel during fiscal year 2006. As a percentage of net revenue, project personnel costs before reimbursable expenses increased from 60% during fiscal year 2005 to 68% during fiscal year 2006 primarily due to an increase in practice headcount while revenue remained relatively flat during fiscal year 2006. Our net revenue per practice professional was $336 thousand for fiscal year 2006, compared to $390 thousand in fiscal year 2005.
      Our utilization rate for continuing operations for fiscal year 2006 was 63% compared to 70% in fiscal year 2005. Utilization decreased in fiscal year 2006 compared to fiscal year 2005 due to an increase in practice headcount while revenue remained relatively flat during fiscal year 2006. Annualized voluntary attrition increased slightly to 17% in fiscal year 2006, compared to 16% in fiscal year 2005. Total annualized attrition, defined as voluntary attrition plus Company initiated attrition, increased to 23% in fiscal year 2006 compared to 19% in fiscal year 2005.
      Project personnel costs before reimbursable expenses increased $11.6 million, or 16%, during fiscal year 2005 as compared to fiscal year 2004. The increase in project personnel costs was primarily due to increases in practice headcount and practice personnel stock-based compensation expense related to stock-based awards granted to project personnel during fiscal year 2005. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased from 71% during fiscal year 2004 to 60% during fiscal year 2005 primarily due to an increase in revenues resulting from an increase in clients and higher realized billing rates, which more than offset the increase in compensation costs. Our net revenue per practice professional was $390 thousand in fiscal year 2005, compared to $321 thousand in fiscal year 2004.

Professional Development and Recruiting
      Professional development and recruiting expenses increased $0.6 million, or 10%, during fiscal year 2006 as compared to fiscal year 2005. The increase was primarily due to our increased campus and experienced recruiting initiatives as well as increases in the level of training development and conduct expenditures. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, and sourcing fees related to non-campus hire searches. As a result of increased headcount, training expenditures also increased as we conducted more frequent new hire training programs in fiscal year 2006. We also continued to invest in developing our training curriculum and increased the number of training courses offered to employees in fiscal year 2006 compared to fiscal year 2005.
      Professional development and recruiting expenses increased $2.6 million, or 73%, during fiscal year 2005 as compared to fiscal year 2004. The increase was primarily due to increased campus and experienced recruiting initiatives as well as an increased level of training development and conduct expenditures in fiscal year 2005 compared to fiscal year 2004.

Marketing and Sales
      Marketing and sales expenses remained flat in fiscal year 2006 as compared to fiscal year 2005. Marketing and sales expenses increased $0.8 million, or 28%, during fiscal year 2005 as compared to fiscal year 2004. The increase was primarily due to an increase in marketing personnel headcount, increased external consulting fees related to the continued development of our marketing materials and programs, and increased expenditures related to the Company’s executive learning forums, known as the DiamondExchangetm program, due to an increase in the number of events held during fiscal year 2005.

Management and Administrative Support
      Management and administrative support expenses increased $1.0 million, or 4%, in fiscal year 2006 as compared to fiscal year 2005 due primarily to an increase in compensation expense, including stock-based compensation for management and administrative personnel. Management and administrative support expenses increased $1.5 million, or 6%, during fiscal year 2005 as compared to fiscal year 2004. The increase was primarily due to increases in the costs incurred for third-party consulting services related to the Sarbanes-Oxley compliance initiative, stock-based compensation expense, and incentive compensation for management and administrative personnel, which were partially offset by a decrease in information technology-related depreciation expense. Management and administrative support expenses include the rent expense associated with our five offices from continuing operations in North America, the U.K. and India.

Restructuring Charges
      Restructuring charge expense from continuing operations was $0.4 million during fiscal year 2006. This amount relates to the net change in facilities usage assumptions related to office space in our Chicago office.
      Restructuring charge expense from continuing operations was zero for fiscal year 2005.
      Restructuring charge expense from continuing operations was $1.4 million during fiscal year 2004 and was a result of an adjustment of a restructuring charge recorded in September 2002 to reflect changes in estimates of future sublease income for contractual lease obligations related to office space reductions.
      Refer to the notes to consolidated financial statements for a detailed description of the activities surrounding the restructuring charges and adjustments recorded on a combined basis (continued and discontinued operations).
Other Income, Net
      Other income, net increased $1.5 million, or 107%, during fiscal year 2006 as compared to fiscal year 2005 primarily due to an increase in interest income resulting from higher interest rate yields and foreign exchange gains recorded in fiscal year 2006.
      Other income, net increased $82 thousand, or 6%, during fiscal year 2005 as compared to fiscal year 2004 primarily due to an increase in interest income resulting from a higher cash balance from continuing operations and higher interest rate yields, partially offset by a decrease in foreign exchange gains recorded in fiscal year 2005.
Income Tax Expense (Benefit)
      We recorded an income tax expense of $11.2 million in fiscal year 2006, compared to an income tax benefit in fiscal year 2005 of $13.4 million. The income tax expense recorded in fiscal year 2006 related to income earned in North America. Due to valuation allowances on international deferred tax assets, losses in the U.K. are not tax-benefited which creates a significant difference between our effective tax rate and our statutory tax rate. Also, due to the Company’s intent to focus only on its core markets in North America, the U.K. and India, during fiscal year 2006 we recorded a $1.8 million tax expense due to the reversal of certain foreign tax credits we no longer expect to utilize. The income tax benefit of $13.4 million recorded in fiscal year 2005 was principally related to the reversal of the valuation allowance for U.S. deferred tax assets of $20.2 million at year-end. The income tax benefit from the reversal of the valuation allowance was partially offset by income tax expense recorded as a result of income earned in jurisdictions where tax loss carryforwards are limited. We recorded an income tax benefit of $0.8 million in fiscal year 2004 related to the release of income tax reserves that were no longer required.
      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. Based on the positive financial performance in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.2 million of the valuation allowance as of March 31, 2005. As of March 31, 2006, the remaining continuing operations valuation allowance against deferred tax assets was $30.7 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.
Discontinued Operations
      In March 2006, our Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we have committed to a plan to sell the portions of the international operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the fiscal year ended 2006 in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” All previously reported data from the Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison.
Liquidity and Capital Resources
      The following table describes our liquidity and financial position on March 31, 2005 and 2006:

	March 31,

	2005	2006

	(In millions)
Working capital(1)(2)	$104.1	$74.4
Cash and cash equivalents(1)	42.3	75.4
Short-term investments(1)	56.0	—
Unutilized bank credit facilities(1)	9.2	9.2
Stockholders’ equity(2)	$117.9	$91.9

(1)	Amounts reported as of March 31, 2005 include combined (continuing and discontinued) operations. Amounts reported as of March 31, 2006 include only continuing operations.

(2)	We repurchased 2.4 million shares of treasury stock and 3.5 million shares of treasury stock during fiscal year 2005 and 2006 for an aggregate cost of $31.5 million and $34.3 million, respectively.
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
      The $56.0 million of short-term investments as of March 31, 2005 were investments in auction-rate securities. The Company’s investment in auction-rate securities as of March 31, 2006 was zero. The Company has not invested in auction-rate securities since the first quarter of fiscal year 2006 and does not have any plans to invest in auction-rate securities in the foreseeable future.
      As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 125 basis points, at our discretion. This line of credit is reduced, as necessary, to account for letters of credit outstanding that secure our office leases. As of March 31, 2006, these letters of credit totaled $0.8 million. As of March 31, 2006, there were no outstanding borrowings and we had approximately $9.2 million available under this line of credit. This line of credit is set to expire on July 31, 2007. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.
      From time-to-time, the Company undergoes various tax examinations and audits at its corporate and subsidiary locations. As a result of an international tax inspection, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros with the international taxing authority in order to appeal the assessment. The terms of the guarantee require that it be renewed annually until the results of the tax inspection are settled. In the event that we are unsuccessful in the appeal, the maximum amount that we will be required to pay under the terms of the guarantee is 4.3 million Euros. In addition, we currently hold shares of DTPI common stock in an escrow account for the benefit of recovering from a third party payments made by us under the guarantee. We believe that we are adequately reserved for any potential exposure related to this assessment based upon the amounts recoverable under the escrow shares and our current accruals which were determined based on advice from our third-party tax advisors.

Cash Flows from Operating Activities
      During the fiscal year ended March 31, 2006, net cash provided by operating activities was $12.1 million. This primarily resulted from the following activities:

Fiscal Year Ended
March 31, 2006

(In thousands)
Net loss	$(10.6)
Total non-cash charges	17.8
Deferred income taxes	10.0
Restructuring charge	9.0
Total increases in cash flows from operating activities due to changes in assets and liabilities	1.5
Total decreases in cash flows from operating activities due to changes in assets and liabilities	(15.6)

Net cash provided by operating activities	$12.1

•	Total non-cash charges aggregating $17.8 million are excluded from the net loss of $10.6 million to arrive at net cash provided by operating activities. The principal non-cash charges were due to stock-based compensation ($15.1 million) and depreciation and amortization ($2.7 million). These non-cash charges are summarized as follows (in thousands):

Fiscal Year Ended
March 31, 2006

Stock-based compensation	$15.1
Depreciation and amortization	2.7

Total non-cash charges	$17.8

•	A restructuring charge was recorded in September 2005 for $11.0 million. In March 2006, the Company recorded a reversal of a previously recorded restructuring charge of $2.0 million. These net charges of $9.0 million are also excluded from the net loss of $10.6 million to arrive at cash flows from operations.

•	Deferred income taxes decreased $10.0 million during fiscal year 2006 due primarily to the utilization of net operating loss carryforwards in the U.S. This change is also excluded from the net loss of $10.6 million to arrive at cash flows from operations.

•	The total increase in cash flows from operating activities due to changes in assets and liabilities was $1.5 million. The increase was the result of an increase in income taxes payable ($1.2 million) and accounts payable ($0.3 million). The increases are summarized as follows (in thousands):

Fiscal Year Ended
March 31, 2006

Income taxes payable	$1.2
Accounts payable	0.3

Total increases in cash flows from operating activities due to changes in assets and liabilities	$1.5

•	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $15.6 million. The decrease was primarily the result of cash outflows to reduce the restructuring accrual ($7.8 million), which included payments under contractual lease obligations, an increase in accounts receivable ($6.8 million), an increase in prepaid expenses and other ($0.5 million) and a decrease in accrued bonuses ($0.3 million). The decreases are summarized as follows (in thousands):

Fiscal Year Ended
March 31, 2006

Restructuring accrual	$(7.8)
Accounts receivable	(6.8)
Prepaid expenses and other	(0.5)
Accrued bonuses	(0.3)
Deferred revenue	(0.1)
Other assets and liabilities	(0.1)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(15.6)

      Net cash used by operating activities related to the discontinued operations was $7.2 million for the fiscal year ended March 31, 2006. Of the $7.2 million, $5.6 million related to net changes in the restructuring accruals during fiscal year 2006.

      Our billings from continuing operations for the three and twelve months ended March 31, 2006 totaled $44.5 million and $165.1 million, respectively, compared to $43.6 million and $164.0 million for the three and twelve months ended March 31, 2005. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from both revenue generating projects and increased consultants. These amounts include value added tax (“VAT”) (which are not included in net revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance from continuing operations of $12.5 million at March 31, 2006 represented 25 days of billings for the quarter ended March 31, 2006. At March 31, 2005, the gross receivable balance from continuing operations was $10.5 million which represented 22 days of billings for the quarter ended March 31, 2005. The increase in accounts receivable at March 31, 2006 as compared to March 31, 2005 was principally due to the timing of client payments. The increase in days of billings in accounts receivable from continuing operations was primarily due to the timing of client billings and payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, it is not indicative of a trend in the business.

Contractual Obligations — Continuing Operations
      At March 31, 2006, we had the following contractual obligations related to continuing operations (amounts in thousands):

	Payments Due By Period

	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$1,847	$4,734	$1,404	$91	$8,076
Cash outlays for restructuring and other related activities(1)	888	467	60	—	1,415
Purchase obligations(2)	810	436	—	—	1,246

Total	$3,545	$5,637	$1,464	$91	$10,737

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities.

(2)	Purchase obligations represent minimum commitments due to third parties, including IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at March 31, 2006.

Contractual Obligations — Discontinued Operations
      At March 31, 2006, we had the following contractual obligations related to discontinued operations (amounts in thousands):

	Payments Due By Period

	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$1,568	$1,075	$2,433	$2,609	$7,685
Cash outlays for restructuring and other related activities(1)	1,391	1,637	1,564	615	5,207
Purchase obligations(2)	1,048	367	15	—	1,430

Total	$4,007	$3,079	$4,012	$3,224	$14,322

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities, net of estimated sublease income of $3.6 million under existing sublease arrangements.

(2)	Purchase obligations represent minimum commitments due to third parties, including subcontractor agreements, IT maintenance contracts in support of internal use software and hardware, lease commitments on Company automobiles and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at March 31, 2006.

Cash Flows from Investing Activities
      Cash provided by investing activities was $54.5 million for fiscal year 2006. Cash provided by investing activities resulted primarily from redemption of short-term investments in auction-rate securities, net of purchases, of $56.0 million and capital expenditures of $1.6 million. The Company has not invested in auction-rate securities since the first quarter of fiscal year 2006 and does not have any plans to invest in auction-rate securities in the foreseeable future.

Cash Flows from Financing Activities
      Cash used in financing activities was $30.9 million for fiscal year 2006 resulting from the repurchase of Diamond common stock in the amount of $34.3 million, less $8.0 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan, offset by $4.3 million for employee shares withheld for tax purposes and for the option exercise price and $0.3 million of tax expense for stock-based compensation charged through additional paid-in capital.

Treasury Stock Transactions
      The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of an additional $25.0 million of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $50.0 million. During the fiscal year ended March 31, 2006, we repurchased 3.5 million shares at an average price of $9.71, resulting in an aggregate cost of $34.3 million. As of March 31, 2006, the amount available for repurchase under the Board authorization was $18.5 million. During the period beginning with the inception of the Buy-back Program in October 1998 through March 31, 2006, the number of shares repurchased under the current and prior authorizations was 10.3 million shares at an aggregate cost of $127.0 million and an average price of $12.32 per share.
      The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal year 2005 to issue treasury shares whenever shares are issued under its equity incentive plans. During the fiscal year ended March 31, 2006, the Company issued 1.7 million treasury shares related to RSU vestings, stock option and SAR exercises, and restricted stock grants.

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
Foreign Currency Risk
      International revenues are generated primarily from our services in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impacted by changes in these or other factors.
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
Interest Rate Risk
      The Company invests its cash in highly liquid investments with original maturities of three months or less as well as in other short-term debt instruments. The interest rate risk associated with our investing activities at March 31, 2006 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments in fiscal year 2006 to alter the interest rate characteristics of our investment holdings.

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

Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our senior management, including our chief executive officer, chief administration officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that information relating to the Company (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer, chief administrative officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2006, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of March 31, 2006. KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included herein.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Stockholders and Board of Directors DiamondCluster International, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that DiamondCluster International, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DiamondCluster International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of DiamondCluster International, Inc.’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that DiamondCluster International, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, DiamondCluster International, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DiamondCluster International, Inc. as of March 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated June 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
Chicago, Illinois
June 14, 2006

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table summarizes information about the Company’s equity incentive plans as of March 31, 2006 (share amounts in thousands):

	Number of				Number of securities
	securities to be				remaining available for
	issued upon		Weighted-average		future issuance under
	exercise of		exercise price of		equity compensation
	outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected in
Plan Category	and rights		and rights		column (a))

	(a)		(b)		(c)
Equity compensation plans approved by security holders	13,661	(1)	$10.90	(2)	17,113	(3)
Equity compensation plans not approved by security holders(4)	—		$0.00		429

Total	13,661				17,542

(1)	Includes 3,768,000 shares issuable upon vesting of outstanding stock awards and 4,086,000 stock-settled stock appreciation rights (“SARs”).

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding stock awards which have no exercise price.

(3)	Includes 1,792,000 shares available for future issuance under the Company’s Employee Stock Purchase Plan.

(4)	The Advisors’ Stock Option Plan (the “Advisors’ Plan”) relates to a maximum of 525,000 shares of Common Stock, which may be issued upon the exercise of stock options granted to outside advisors of the Company during the period February 26, 1997 through August 10, 1999. The terms of the Advisors Plan mirror the terms of the Company’s 1998 Equity Incentive Plan previously adopted by the shareholders in all material respects, except that (i) the maximum number of shares available for issuance under the Advisors Plan is 525,000 shares, and (ii) the eligible participants under the Advisors Plan are those outside consultants to the Company as the Plan Committee shall decide from time to time. The options issued under the Advisors Plan were granted at the fair market value on the grant date (calculated based on the average of the closing price on the NASDAQ Market System of the Common Stock for the ten trading days preceding the grant date). The options vest over periods ranging from 2 to 4 years after the date of grant, and expire on dates ranging from 5 to 8 years after the date of grant. No additional grants will be made under this plan.
      Information with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      Information with respect to certain relationships and related transactions will be set forth in footnote 15 to the consolidated financial statements included herein, and in the Proxy Statement, which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services
      Information with respect to principal accountant fees and services will be set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.
PART IV

Item 15.	Exhibits, Financial Statements and Schedules.
      (a) Financial Statements and Schedules

(1) The consolidated financial statements and schedule listed in the index on page F-1 are filed as part of this Form 10-K.
      All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the consolidated financial statements or is not required under the related instructions or is inapplicable, and therefore has been omitted.

(2) see (1) above

(3) see (b) below
      (b) Exhibits
      The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description

3.1(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Form 8-A filed by the Company on October 21, 2003 (the “Form 8A”) and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Form 8-A and incorporated herein by reference).
10.1	Amended and Restated DiamondCluster International, Inc. 1998 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A dated July 11, 2001 (File No. 000-22125) and incorporated herein by reference).
10.2*	Employment Agreement between each of the Named Officers and the Company.
10.3	North America and United Kingdom Partners’ Operating Agreement dated as of November 13, 2003, including Addendum No. 1 dated January 29, 2004, among the Company and the partners of the Company filed as Exhibit 10.3 to the Form 10-K by the Company on March 31, 2004 and incorporated herein by reference.
10.4	Form of Notices of Grant and Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Form 10-K by the Company on March 31, 2005 and incorporated herein by reference)
10.5	Form of Notices of Grant and Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to the Form 10-K by the Company on March 31, 2005 and incorporated herein by reference)
10.6*	Summary of Outside Director Board Compensation
14*	Code of Business Conduct and Ethics and Supplemental Code of Ethics for Senior Financial Officers.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	CAO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Chairman of the Board of Directors Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	CAO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.4*	Chairman of the Board of Directors Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondCluster International, Inc.

By:	/s/ Adam J. Gutstein

Adam J. Gutstein
Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam J. Gutstein and William R. McClayton, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam J. Gutstein Adam J. Gutstein	Chief Executive Officer (Principal Executive Officer) and Director	June 14, 2006

/s/ Karl E. Bupp Karl E. Bupp	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 14, 2006

/s/ Jay D. Norman Jay D. Norman	President, Chief Operating Officer and Director	June 14, 2006

/s/ Melvyn E. Bergstein Melvyn E. Bergstein	Chairman of the Board	June 14, 2006

/s/ John J. Sviokla John J. Sviokla	Vice Chairman and Director	June 14, 2006

/s/ Donald R. Caldwell Donald R. Caldwell	Lead Director	June 14, 2006

/s/ Edward R. Anderson Edward R. Anderson	Director	June 14, 2006

Signature	Title	Date

/s/ Mark L. Gordon Mark L. Gordon	Director	June 14, 2006

/s/ Alan C. Kay Alan C. Kay	Director	June 14, 2006

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director	June 14, 2006

/s/ Javier Rubio Javier Rubio	Director	June 14, 2006

/s/ Pauline A. Schneider Pauline A. Schneider	Director	June 14, 2006

/s/ Samuel K. Skinner Samuel K. Skinner	Director	June 14, 2006

/s/ Arnold R. Weber Arnold R. Weber	Director	June 14, 2006

DIAMONDCLUSTER INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
DiamondCluster International, Inc.:
      We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries (the Company) as of March 31, 2005 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondCluster International, Inc. and subsidiaries as of March 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.
      As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective April 1, 2003 and April 1, 2005.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DiamondCluster International, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
June 14, 2006

DIAMONDCLUSTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2005 and 2006

	2005	2006

	(In thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,270	$75,392
Short-term investments	55,975	—
Accounts receivable, net of allowance of $1,079 and $629 as of March 31, 2005 and 2006, respectively	22,044	11,908
Deferred tax asset — current portion	9,819	1,457
Prepaid expenses	2,008	2,055
Other current assets	3,997	1,050
Current assets of discontinued operations	—	21,097

Total current assets	136,113	112,959
Computers, equipment, leasehold improvements and software, net	5,145	1,431
Deferred tax asset — long term portion	10,841	8,008
Other assets	1,573	3,322
Non-current assets of discontinued operations	—	2,767

Total assets	$153,672	$128,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,652	$2,260
Accrued compensation	6,762	4,966
Deferred revenue	1,609	999
Income taxes payable	1,611	899
Restructuring accruals, current portion	2,848	896
Other accrued liabilities	14,545	7,490
Current liabilities of discontinued operations	—	14,746

Total current liabilities	32,027	32,256
Restructuring accrual, less current portion	3,700	527
Non-current liabilities of discontinued operations	—	3,816

Total liabilities	35,727	36,599

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 300,000 shares authorized, 40,168 and 40,071 shares issued as of March 31, 2005 and 2006, respectively	40	40
Additional paid-in capital	639,795	623,760
Stock-based compensation	(2,174)	—
Accumulated other comprehensive income	2,660	2,473
Accumulated deficit	(446,294)	(456,878)

	194,027	169,395
Less Common Stock in treasury, at cost, 5,732 shares held at March 31, 2005 and 7,572 shares held at March 31, 2006	76,082	77,507

Total stockholders’ equity	117,945	91,888

Total liabilities and stockholders’ equity	$153,672	$128,487

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Fiscal Years Ended March 31, 2004, 2005 and 2006

	2004	2005	2006

	(In thousands, except per share data)
Revenue:
Net revenue	$104,822	$144,900	$145,224
Reimbursable expenses	14,133	16,848	18,444

Total revenue	118,955	161,748	163,668
Project personnel expenses:
Project personnel costs before reimbursable expenses	74,614	86,243	99,111
Reimbursable expenses	14,133	16,848	18,444

Total project personnel expenses	88,747	103,091	117,555

Gross margin	30,208	58,657	46,113

Other operating expenses:
Professional development and recruiting	3,523	6,107	6,689
Marketing and sales	2,750	3,507	3,522
Management and administrative support	22,867	24,328	25,328
Restructuring charges	1,432	—	400

Total other operating expenses	30,572	33,942	35,939

Income (loss) from operations	(364)	24,715	10,174
Interest income	1,026	1,704	2,959
Interest expense	(186)	(52)	(91)
Other income (expense), net	514	(216)	102

Total other income, net	1,354	1,436	2,970
Income from continuing operations before income taxes	990	26,151	13,144
Income tax expense (benefit)	(807)	(13,420)	11,151

Income from continuing operations after income taxes	1,797	39,571	1,993
Discontinued operations:
Loss from discontinued operations (net of income taxes)	(7,208)	(6,533)	(12,577)

Net income (loss)	(5,411)	33,038	(10,584)
Foreign currency translation adjustments	1,127	119	(172)
Unrealized gain (loss) on investment	437	(317)	(15)

Comprehensive income (loss)	$(3,847)	$32,840	$(10,771)

Basic income (loss) per share of common stock:
Income from continuing operations	$0.05	$1.18	$0.06
Loss from discontinued operations	(0.22)	(0.19)	(0.38)

Net income (loss)	$(0.17)	$0.99	$(0.32)

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.05	$1.09	$0.06
Loss from discontinued operations	$(0.21)	$(0.18)	$(0.36)

Net income (loss)	$(0.16)	$0.91	$(0.31)

Shares used in computing basic income (loss) per share of common stock	32,710	33,516	32,963
Shares used in computing diluted income (loss) per share of common stock	34,206	36,281	34,682
      The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:

	2004	2005	2006

Project personnel costs before reimbursable expenses	$4,229	$7,301	$9,203
Professional development and recruiting	71	57	67
Marketing and sales	78	248	385
Management and administrative support	587	1,399	2,219

Stock-based compensation expense from continuing operations	4,965	9,005	11,874
Stock-based compensation expense from discontinued operations	7,727	5,308	3,211

Total stock-based compensation expense	$12,692	$14,313	$15,085

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years Ended March 31, 2004, 2005 and 2006

						Notes			Accumulated
						Receivable			Other
	Class A	Class B		Additional		from Sale	Retained		Comprehensive	Total
	Common	Common	Common	Paid-In	Stock-based	of Common	Earnings	Treasury	Income	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	Stock	(Deficit)	Stock	(Loss)	Equity

	(In thousands)
Balance at March 31, 2003	$29	$6	$—	$644,302	$(47,330)	$(71)	$(473,921)	$(51,932)	$1,294	$72,377
Issuance, forfeiture and cancellation of stock	—	—	3	—	70	—	—	—	—	73
Forfeiture and cancellation of stock options issued below market — net	—	—	—	(30,298)	32,391	—	—	—	—	2,093
Stock-based compensation	—	—	—	4,147	8,545	—	—	—	—	12,692
Exercise of stock options	—	—	1	5,143	—	—	—	—	—	5,144
Purchase of treasury stock	—	—	—	—	—	—	—	(9,204)	—	(9,204)
Conversion to one class Common Stock	(29)	(6)	35	—	—	—	—	—	—	—
Repayment of notes	—	—	—	—	—	71	—	—	—	71
Employee stock purchase plan	—	—	—	1,388	—	—	—	—	—	1,388
Unrealized gain on investment	—	—	—	—	—	—	—	—	437	437
Translation adjustment	—	—	—	—	—	—	—	—	1,127	1,127
Net loss	—	—	—	—	—	—	(5,411)	—	—	(5,411)

Balance at March 31, 2004	$—	$—	$39	$624,682	$(6,324)	$—	$(479,332)	$(61,136)	$2,858	$80,787
Issuance, forfeiture and cancellation of stock	—	—	(1)	—	—	—	—	—	—	(1)
Forfeiture and cancellation of stock options issued below market — net	—	—	—	(395)	396	—	—	—	—	1
Stock-based compensation	—	—	—	10,559	3,754	—	—	—	—	14,313
Exercise of stock options	—	—	2	15,110	—	—	—	—	—	15,112
Issuance of treasury stock under equity incentive plans	—	—	—	(16,601)	—	—	—	16,601	—	—
Income tax benefit related to stock-based compensation	—	—	—	4,748	—	—	—	—	—	4,748
Purchase of treasury stock	—	—	—	—	—	—	—	(31,547)	—	(31,547)
Employee stock purchase plan	—	—	—	1,692	—	—	—	—	—	1,692
Unrealized loss on investment	—	—	—	—	—	—	—	—	(317)	(317)
Translation adjustment	—	—	—	—	—	—	—		119	119
Net income	—	—	—	—	—	—	33,038	—	—	33,038

Balance at March 31, 2005	$—	$—	$40	$639,795	$(2,174)	$—	$(446,294)	$(76,082)	$2,660	$117,945
Issuance, forfeiture and cancellation of stock	—	—	1	—	—	—	—	—	—	1
Reclassification of stock-based compensation	—	—	—	(2,174)	2,174	—	—	—	—	—
Stock-based compensation	—	—	—	15,085	—	—	—	—	—	15,085
Stock-based compensation related to restructuring charges	—	—	—	606	—	—	—	—	—	606
Exercise of stock options	—	—	1	1,949	—	—	—	—	—	1,950
Issuance of treasury stock under equity incentive plans	—	—	(2)	(32,910)	—	—	—	32,912	—	—
Income tax expense related to stock-based compensation, net of adjustments	—	—	—	(307)	—	—	—	—	—	(307)
Purchase of treasury stock	—	—	—	—	—	—	—	(34,337)	—	(34,337)
Employee stock purchase plan	—	—	—	1,716	—	—	—	—	—	1,716
Unrealized loss on investment	—	—	—	—	—	—	—	—	(15)	(15)
Translation adjustment	—	—	—	—	—	—	—	—	(172)	(172)
Net loss	—	—	—	—	—	—	(10,584)	—	—	(10,584)

Balance at March 31, 2006	$—	$—	$40	$623,760	$—	$—	$(456,878)	$(77,507)	$2,473	$91,888

See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended March 31, 2004, 2005 and 2006

	2004	2005	2006

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,411)	$33,038	$(10,584)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Restructuring charges	3,975	—	9,069
Depreciation and amortization	4,702	3,190	2,744
Write-down of net book value of computers, equipment, leasehold improvements and software, net	774	71	—
Stock-based compensation	12,692	14,313	15,085
Deferred income taxes	—	(20,633)	10,008
Tax benefits from employee stock plans, net of adjustments	—	4,748	—
Changes in assets and liabilities:
Accounts receivable	(4,951)	1,951	(6,792)
Prepaid expenses and other	(3,929)	4,601	(519)
Accounts payable	1,085	(1,856)	263
Accrued compensation	5,524	919	(354)
Restructuring accrual	(8,800)	(2,980)	(7,805)
Deferred revenue	634	332	(130)
Income taxes payable	(1,279)	2,178	1,198
Other assets and liabilities	2,822	(7,036)	(127)

Net cash provided by operating activities	7,838	32,836	12,056

Cash flows from investing activities:
Net redemptions (purchases) of short-term investments	6,075	(13,675)	55,975
Capital expenditures, net	(935)	(1,763)	(1,580)
Other assets	843	151	60

Net cash provided by (used in) investing activities	5,983	(15,287)	54,455

Cash flows from financing activities:
Common stock issued	6,609	16,802	3,767
Tax benefits from employee stock plans, net of adjustments	—	—	(307)
Purchase of treasury stock	(9,204)	(31,547)	(34,337)

Net cash used in financing activities	(2,595)	(14,745)	(30,877)

Effect of exchange rate changes on cash	825	462	(188)

Net increase in cash and cash equivalents	12,051	3,266	35,446
Cash and cash equivalents at beginning of year	26,953	39,004	42,270

Cash and cash equivalents at end of year(1)	$39,004	$42,270	$77,716

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$21	$55
Cash paid during the year for income taxes	3,127	1,264	1,379
Non-cash financing activities:
Reclassification of stock-based compensation balance to additional paid-in capital	$—	$—	$2,174

(1)	Cash and cash equivalents includes $2,324 of cash and cash equivalents classified as discontinued operations as of March 31, 2006.
See accompanying notes to consolidated financial statements.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of the Business and Basis of Presentation
      Diamond, including as the context requires, its wholly-owned subsidiaries (the “Company”) is a premier global management consulting firm. The Company helps leading organizations worldwide to understand and leverage technology to realize value in their businesses. The Company offers clients skills in strategy, technology, operations and program management to help companies reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. The Company combines innovative strategic thinking, industry expertise, and a thorough understanding of technology to deliver results for its clients. The Company works collaboratively with its clients, utilizing small, multidisciplinary teams of consultants.
      In March 2006, the Company’s Board of Directors (the “Board”) approved a strategy to focus the Company on its markets in North America, the U.K. and India. By focusing on these markets, the Company expects to improve margins and free cash flow. As part of the Board approved strategy, the Company has committed to a plan to sell the portions of the international operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the fiscal year ended 2006. North America, the U.K. and India are considered “continuing operations” and reported as such in the financial statements and related notes. All previously reported data from the Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. The Consolidated Balance Sheet as of March 31, 2006 aggregates amounts associated with discontinued operations as described above. Amounts reported on the Consolidated Balance Sheet as of March 31, 2005 have not been reclassified to separately present the discontinued operations.
      During the fiscal year ended March 31, 2006, the Company generated net revenue from continuing operations of $145.2 million from 81 clients. At March 31, 2006, the Company employed 441 consultants and 113 operations employees in continuing operations. Continuing operations included six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C. The Company opened its Mumbai, India and New York City offices in March 2006. The Company opened its Hartford office in May 2006. As part of the restructuring activities implemented in the second quarter of fiscal year 2006, the Company closed two offices located in Lisbon, Portugal and Düsseldorf, Germany. The offices reported as part of discontinued operations accounted for 154 consultants and 67 operations employees as of March 31, 2006.
      The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Prior period amounts related to discontinued operations reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statements of Operations”) have been reclassified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(2)	Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.

Foreign Currency Translation
      All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. Foreign currency translation gains (losses) from continuing operations were $461 thousand, ($4 thousand) and $102 thousand for fiscal years 2004, 2005 and 2006, respectively.

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

Allowance for Doubtful Accounts and Deferred Revenue
      Management makes estimates of the amount of billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers the Company’s overall experience with estimating uncollectible amounts. As of March 31, 2006, the accounts receivable balance from continuing operations was $11.9 million, including unbilled accounts receivable of $3.9 million, and net of allowance for doubtful accounts of $0.6 million. Unbilled accounts receivable are typically billed the following month.
      Provisions are also made for estimated costs to be incurred subsequent to targeted project completion. These provisions are estimated based principally on historical experience and a review of projects in progress and are reflected, net of actual costs incurred on completed projects, in deferred revenue. Although from time to time the Company has been required to make revisions to clients’ estimated deliverables, to date there have been no such revisions that have had a material effect on the Company’s operating results. The deferred revenue balance from continuing operations, measured based on the estimated gross amount of services to be rendered subsequent to the targeted completion date, was $1.0 million as of March 31, 2006. Also included in the deferred revenue balance are $0.2 million of prepaid client fees related to consulting services that the Company expects to earn in future periods.

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
      Effective April 1, 2003, the Company adopted the fair value-based recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” in accounting for stock awards to officers and other employees. Under the recognition provisions of SFAS No. 123, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company elected the prospective method of transition as described in SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure,” which applies

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the recognition provisions to all employee awards granted, modified or settled on or after April 1, 2003, in accounting for employee stock-based compensation. Prior to the adoption of SFAS No. 123R, “Accounting for Stock-based Compensation,” awards that were outstanding as of March 31, 2003, if not subsequently modified, continued to be accounted for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option’s exercise price, and is recognized over the vesting period.
      In December 2004 the Financial Accounting Standards Board issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.
      The Company adopted SFAS No. 123R on April 1, 2005 (the first day of its 2006 fiscal year). While the provisions of SFAS No. 123R were not effective until the first annual reporting period that begins after June 15, 2005, the Company elected to adopt SFAS No. 123R before the required effective date. The Company adopted SFAS No. 123R using a modified prospective method, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method.
      The adoption of SFAS No. 123R did not affect the Company’s financial position or have more than a minimal impact on reported income and earnings per share because the Company adopted SFAS No. 123 on April 1, 2003. SFAS 123R requires that stock-based compensation be amortized over the period from the grant date to the date an employee is eligible for retirement, when the equity awards would be vested upon retirement. The Company has been amortizing these awards over the normal vesting period stated in the notice of grant. Had the Company followed the amortization method outlined in SFAS 123R for awards granted prior to the adoption of SFAS 123R, stock-based compensation in fiscal year 2006 would have been approximately $0.4 million higher. In addition, upon the adoption of SFAS No. 123R in fiscal year 2006, tax benefits from employee stock plans was reported as cash flows from financing activities. It was previously reported as cash flows from operating activities.
      Had compensation expense on options granted prior to April 1, 2003 (prior to the adoption of SFAS 123 by the Company) been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123R, the Company’s income (loss) from continuing

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations and basic and diluted earnings (loss) per share from continuing operations would have been equal to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year Ended March 31,

	2004	2005	2006

Income from continuing operations:
As reported	$1,797	$39,571	$1,993
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,965	4,536	8,026
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(7,847)	(7,863)	(8,026)

Pro forma	$(1,085)	$36,244	$1,993

Basic income from continuing operations per share:
As reported	$0.05	$1.18	$0.06
Pro forma	$(0.03)	$1.08	$0.06
Diluted income from continuing operations per share:
As reported	$0.05	$1.09	$0.06
Pro forma	$(0.03)	$1.00	$0.06

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
      As of March 31, 2005, the Company began to classify its investments in auction-rate securities as short-term investments. The Company’s investment in auction-rate securities as of March 31, 2006 was zero.

Accounting for Investment Interests
      Prior to 2002, the Company had, on occasion, obtained non-controlling equity ownership interests either for cash or as compensation for services performed. Such equity interests do not enable the Company to exercise significant influence over the investees and are accounted for under the cost method unless the securities have readily determinable fair values based on quoted market prices. Securities for which the fair market value is determinable are accounted for under SFAS No. 115. The Company classifies these securities as available-for-sale. Unrealized gains and losses on these investments are reported in comprehensive income or loss as “unrealized gain (loss) on securities,” and accumulated as a separate component of stockholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of an impairment charge in other income (expense). As of March 31, 2006, the carrying value of such investments was $0.2 million.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Instruments and Concentration of Credit Risk
      Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, investments and accounts receivable. The Company places its cash balances with reputable financial institutions and invests in instruments issued by highly rated institutions. Cash equivalents are stated at cost, which approximates fair value, and investments are carried at fair value. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had one client that accounted for 16% of revenues for the year ended March 31, 2004, had two clients that accounted for 17% and 12% of revenues for the year ended March 31, 2005 and had one client that accounted for 13% of revenues for the year ended March 31, 2006. The Company had one client with an outstanding balance that accounted for 13% of accounts receivable as of March 31, 2005 and did not have any clients with an outstanding balance that accounted for more than 10% of accounts receivable as of March 31, 2006.

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

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (Loss) Per Share
      Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net income (loss) per share for the fiscal years ended March 31, 2004, 2005 and 2006:

	Fiscal Year Ended March 31,

	2004	2005	2006

Shares used in computing basic income (loss) per share	32,710	33,516	32,963
Dilutive effect of stock options, SARs, and restricted stock/units	1,496	2,765	1,719

Shares used in computing diluted income (loss) per share(1)	34,206	36,281	34,682

Antidilutive securities not included in dilutive net income (loss) per share calculation	12,282	4,262	6,993

(1)	In accordance with SFAS No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

Financial Instruments
      The fair value of the Company’s financial instruments approximates their carrying value.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates.
(3) Accumulated Other Comprehensive Income
      The components of accumulated other comprehensive income from combined (continuing and discontinued) operations as of March 31, 2005 and 2006 were as follows (amounts in thousands):

	2005	2006

Foreign currency translation adjustments	$120	$105
Unrealized gain on investment	2,540	2,368

Accumulated other comprehensive income	2,660	2,473

(4) New Accounting Policies
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of SFAS 154, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.
(5) Discontinued Operations
      In March 2006, the Company’s Board of Directors approved a strategy to focus the Company on its markets in North America, the United Kingdom and India. As part of the Board approved strategy, the Company has committed to a plan to sell portions of its international operations. In accordance with SFAS No. 144, the Company reported the portions of the international operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo as “discontinued operations” for the fiscal year ended 2006. Prior period data from the Statements of Operations and Comprehensive Income (Loss) has been reclassified in accordance with the reporting requirements of SFAS No. 144. Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Fiscal Year Ended March 31,

	2004	2005	2006

Net revenue	$49,963	$48,263	$54,666
Total revenue	58,159	58,027	63,495
Gross margin	10,523	6,895	12,525
Loss from discontinued operations	(5,430)	(6,473)	(10,994)
Interest expense (income)	317	(115)	150
Loss from discontinued operations before income tax expense	(5,747)	(6,358)	(11,144)
Income tax expense	1,461	175	1,433
Loss from discontinued operations (net of income taxes)	(7,208)	(6,533)	(12,577)
      Amounts reported on the Consolidated Balance Sheet prior to March 31, 2006 include combined (continuing and discontinued) operations. Amounts reported on the Consolidated Balance Sheet as of March 31, 2006, include only continuing operations. The major classes of assets and liabilities of

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discontinued operations in the Consolidated Balance Sheet as of March 31, 2006 are as follows (amounts in thousands):

March 31, 2006

Cash and cash equivalents	$2,324
Accounts receivable	15,664
Prepaid expenses	3,109
Computers, equipment, leasehold improvements and software, net	1,658
Deferred tax asset — long-term portion	1,109

Total assets of discontinued operations	$23,864

Accounts payable	$2,422
Accrued compensation	1,325
Deferred revenue	448
Income taxes payable	1,907
Restructuring accrual, current portion	1,218
VAT payable	2,274
Other accrued liabilities	5,152
Restructuring accrual, less current portion	3,816

Total liabilities of discontinued operations	$18,562

(6) Restructuring Charges
      The Company restructured its workforce and operations in fiscal years 2003, 2004 in order to better align the Company’s operating infrastructure with the anticipated levels of business in the future. In 2006, the Company implemented personnel reductions and other business realignment actions in Europe and Latin America. For the fiscal year 2003 restructuring charge, the Company estimated these costs based upon management’s restructuring plans and accounted for these plans in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” For the fiscal year 2004 and 2006 restructuring charge, the Company estimated these costs based upon management’s restructuring plan and accounted for this plan in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Fiscal Year 2006 Restructuring Charges from Combined (Continuing and Discontinued) Operations
      In September 2005, the Company recorded a restructuring charge from combined operations (continuing and discontinued) of $11.0 million comprised of $8.0 million for a restructuring plan implemented in September 2005 and $3.0 million for an adjustment to a restructuring charge that occurred in September 2002. In December 2005, the Company recognized $0.4 million of additional expense related to the September 2005 charge due to costs incurred related to the downsizing and relocation of the Paris office, offset by a $0.3 million change in the estimate of severance payments. These amounts substantially offset each other resulting in an overall adjustment of $36 thousand. In March 2006, the Company recorded an adjustment to this charge and reduced the severance estimate by $0.4 million and the costs related to closing facilities by $0.2 million. The remaining $7.4 million charge consisted of $5.4 million for severance and related expenses, $1.7 million for contractual commitments related to office space closures and reductions, and $0.3 million for the write-off of various depreciable assets and other costs. The principal actions in the September 2005 restructuring plan involved

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
workforce reductions in the Europe and South America regions, the closures of the Düsseldorf and Lisbon offices, downsizing of the Barcelona office, downsizing and relocation of the Paris office, and fixed asset disposals related to the facility closures. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the vacated office space. The restructuring plan also included workforce reductions, resulting in the termination of 40 employees, none of whom are still employed by the Company as of March 31, 2006. Of the total employees severed, 50% were project personnel and 50% were operational personnel.
      The total cash outlay for the restructuring announced in September 2005 is expected to approximate $6.5 million. The remaining $0.9 million of restructuring costs consist of non-cash charges primarily for the write-off of certain assets to their estimated net realizable value, as well as the acceleration of vesting on equity grants in connection with certain severance agreements. As of March 31, 2006, $5.0 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to this accrual are expected to be made through 2010. The remaining $1.4 million restructuring accrual balance related to this restructuring charge is included in discontinued operations, with $0.8 million classified as a long-term portion related to facilities expenses.
      In March 2006, the Company also recorded an adjustment of $1.4 million to reduce a restructuring charge initially recorded in September 2002. The $1.4 million adjustment included a $2.0 million reduction of accrued expenses for vacant facilities now being utilized and an additional $0.6 million of leasehold improvements for subleased facilities.

Fiscal Year 2004 Restructuring Charges from Combined (Continuing and Discontinued) Operations
      In the first quarter of fiscal year 2004, the Company recorded restructuring charge expense of $4.2 million, $2.5 million of which was related to a restructuring plan implemented in June 2003, and $1.7 million of which was recorded as an adjustment to the restructuring charge recorded in September 2002 to reflect a change in estimate of future sublease income for a contractual lease obligation related to office space reductions. In connection with the restructuring plan implemented in June 2003, the Company recorded a restructuring charge of $2.5 million, consisting solely of severance and related expenses. The principal actions in the June 2003 restructuring plan included workforce reductions in the Europe and South America region, resulting in the termination of approximately 30 employees, none of whom were still employed by the Company as of March 31, 2006. Of the total employees severed, 40% were project personnel and 60% were operational personnel.
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

Fiscal Year 2003 Restructuring Charges from Combined (Continuing and Discontinued) Operations
      In connection with the restructuring plan implemented in December 2002, the Company recorded a restructuring charge of $8.4 million. The $8.4 million charge consisted of $7.8 million for severance and related expenses, $0.4 million related to office space reductions and $0.2 million for the write-off of various depreciable assets. The principal actions in the December 2002 restructuring plan included workforce reductions, resulting in the termination of approximately 115 employees, none of whom were

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
still employed by the Company as of March 31, 2006. Of the total employees severed, 79% were project personnel and 21% were operational personnel.
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
      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million. This charge was subsequently adjusted in June 2003 by recording an additional $1.7 million of expense and in September 2005 by recording an additional $3.0 million of expense to reflect changes in estimate of future sublease income for contractual lease obligations related to office space reductions. In March 2006, the Company recorded a $1.4 million adjustment which included a $2.0 million reduction of accrued expenses for vacant facilities now being utilized and an additional $0.6 million of leasehold improvements for subleased facilities. The aggregate $23.8 million charge consisted of $14.9 million for contractual commitments related to office space reductions, $5.6 million for severance and related expenses and $3.3 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the vacated office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of March 31, 2006. Of the total employees severed, 60% were project personnel and 40% were operational personnel.
      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $21.1 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.7 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of March 31, 2006, $16.8 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to this accrual are expected to be made through July 2012. Of the remaining $5.0 million accrual balance related to the September 2002 charge, $3.6 million is included in discontinued operations, with $3.0 million classified as long-term portion related to facilities expenses.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The major components of the restructuring charges are summarized as follows (amounts in thousands):

	Restructuring Charge for the Quarter Ended											Accrual Reduction
														Other	Remaining
															Accrual
	September 2002				December 2002		June 2003		September 2005			Utilized		Currency	Balance
														Translation	as of
Description	Charge	Adj(1)	Adj(3)	Adj(5)	Charge	Adj(2)	Charge	Adj(2)	Charge	Adj(4)	Adj(5)	Cash	Non-cash	Adjustments	3/31/06

Severance and related costs	$5,638	$—	$—	$—	$7,761	$(89)	$2,497	$(43)	$6,184	$(281)	$(415)	$18,979	$1,735	$(248)	$290
Contractual commitments and leasehold improvements related to office space reductions	12,105	1,736	3,006	(1,984)	397	(91)	—	(35)	1,509	351	(165)	11,666	262	857	5,758
Write-off of property, plant, equipment and leases	2,714	—	—	615	251	—	—	—	288	(34)	—	823	2,602	—	409

	$20,457	$1,736	$3,006	$(1,369)	$8,409	$(180)	$2,497	$(78)	$7,981	$36	$(580)	$31,468	$4,599	$609	$6,457

(1)	Adjustment was recorded in June 2003.

(2)	Adjustment was recorded in March 2004.

(3)	Adjustment was recorded in September 2005.

(4)	Adjustment was recorded in December 2005.

(5)	Adjustment was recorded in March 2006.
      These restructuring charges and accruals require certain significant estimates and assumptions, including estimates of sub-lease rental income to be realized in the future. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the near term resulting in additional adjustments to the amounts recorded, and the effect could be material.

(7)	Computers, Equipment, Leasehold Improvements and Software, Net
      Computers, equipment, leasehold improvements and software, net at March 31, 2005 and 2006 are summarized as follows (amounts in thousands):

	2005	2006

Computers and equipment	$16,997	$12,330
Leasehold improvements	6,684	4,765
Software	11,797	10,460

	35,478	27,555
Less accumulated depreciation and amortization	(30,333)	(26,124)

	$5,145	$1,431

      As of March 31, 2005, amounts reported include combined (continuing and discontinued) operations. As of March 31, 2006, amounts reported exclude amounts related to discontinued operations as discussed in Note 5.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Other Accrued Liabilities
      Other accrued liabilities at March 31, 2005 and 2006 are summarized as follows (amounts in thousands):

	2005	2006

Accrued employee expenses	$1,334	$1,431
VAT taxes payable	2,052	1,203
Accrued medical insurance claims	691	1,003
Other accrued liabilities	10,468	3,853

Total	$14,545	$7,490

      As of March 31, 2005, amounts reported include combined (continuing and discontinued) operations. As of March 31, 2006, amounts reported exclude amounts related to discontinued operations as discussed in Note 5.

(9)	Commitments
      The Company leases office space and equipment under various non-cancelable operating leases. As of March 31, 2006, the minimum future lease payments under operating leases with non-cancelable terms in excess of one year related to continuing operations are as follows (amounts in thousands):

Year Ending March 31,

2007	$2,735
2008	2,555
2009	2,646
2010	953
2011	511
Thereafter	91

$9,491

      Rent expense from continuing operations under operating leases amounted to $4.0 million, $3.3 million and $3.0 million for the years ended March 31, 2004, 2005 and 2006, respectively.
      The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space and office furniture amounting to $0.8 million for continuing operations as of March 31, 2006.

(10)	Line of Credit
      The Company maintains a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank. Under this agreement, the Company may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 125 basis points, at our discretion. Under the terms of the credit agreement, the Company is required to maintain a minimum tangible net worth of $65.0 million. This line of credit is reduced, as necessary, to account for letters of credit outstanding. As of March 31, 2006, the Company had approximately $9.2 million available under this line of credit. The line of credit expires on July 31, 2007. The Company expects to renew the line of credit under similar terms at that time.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Stockholders’ Equity

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

Stock Repurchases
      The Board of Directors has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of an additional $25.0 million of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $50.0 million. During the period beginning with the inception of the Buy-back Program in October 1998 and through March 31, 2006, the number of shares repurchased under the current and prior authorizations was 10.3 million shares at an aggregate cost of $127.0 million, or an average price of $12.32 per share. Following is a

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
summary of the repurchase activity since inception of the Buy-back Program (amounts in thousands except average price data):

	Repurchases of Common Stock

	Shares	Amount	Average Price

2006	3,537	$34,337	$9.71
2005	2,433	31,547	12.97
2004	944	9,204	9.75
Inception to 2003	3,392	51,932	15.31

Total	10,306	$127,020	$12.32

      The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal year 2005 to issue treasury shares whenever shares are issued under its equity incentive plans. Through March 31, 2006, the Company has issued 2.7 million treasury shares.
      Following is a summary of common and treasury stock activity for the fiscal years ended March 31, 2004, 2005 and 2006 (in thousands of shares):

	Issued				Held in Treasury

		Class A	Class B			Class A	Class B
	Common	Common	Common	Total	Common	Common	Common	Total
	Stock	Stock	Stock	Issued	Stock	Stock	Stock	Treasury

Balance at March 31, 2003	—	28,731	6,493	35,224	—	(3,079)	(313)	(3,392)
Issued:
Equity incentive plans	1,575	190	1,695		—	—	—
Conversion	37,109	(28,921)	(8,188)		—	—	—
Treasury Stock:
Repurchases	—	—	—		(945)	—	—
Retirement	(1)	—	—		1	—	—
Conversion	—	—	—		(3,392)	3,079	313

Balance at March 31, 2004	38,683	—	—	38,683	(4,336)	—	—	(4,336)
Issued:
Equity incentive plans	1,850	—	—		1,037	—	—
Treasury Stock:
Repurchases	—	—	—		(2,433)	—	—
Shares withheld under equity incentive plans	—	—	—		(365)	—	—
Retirement	(365)	—	—		365	—	—

Balance at March 31, 2005	40,168	—	—	40,168	(5,732)	—	—	(5,732)
Issued:
Equity incentive plans	354	—	—		1,697	—	—
Treasury Stock:
Repurchases		—	—		(3,537)	—	—
Shares withheld under equity incentive plans		—	—		(451)	—	—
Retirement	(451)	—	—		451	—	—

Balance at March 31, 2006	40,071	—	—	40,071	(7,572)	—	—	(7,572)

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Stock Plans

Share-Based Plans
      The Company issues stock-based awards under two share-based equity incentive plans, the Amended and Restated 1998 Equity Incentive Plan (“1998 Plan”) and the 2000 Stock Option Plan (“2000 Plan”) (collectively “Equity Incentive Plans”), both of which are shareholder approved. Under the 1998 Plan, 28.0 million shares were authorized for grant, and at March 31, 2006, approximately 8.6 million shares were available for future grant. Under the 2000 Plan, 8.5 million shares were authorized for grant, and at March 31, 2006, approximately 6.6 million shares are available for future grant. Awards that expire or are cancelled without delivery of shares become available for issuance under the plans.
      Net income for fiscal years 2004, 2005 and 2006 includes $12.7 million, $14.3 million and $15.7 million (including $0.6 million included in restructuring charges), respectively, of compensation costs related to our stock-based compensation arrangements, with income tax benefits recognized in 2005 and 2006 of $4.5 million and $3.8 million, respectively. The income tax benefit recognized in 2005 includes $1.5 million of tax benefit for fiscal year 2004 due to the valuation allowance on the Company’s net deferred tax assets at the end of 2004. The U.S. portion of the valuation allowance was reversed at the end of 2005.
      During 2006, the Company modified certain options, SARs and stock awards held by employees who were involuntarily terminated due to the restructuring in the second quarter of 2006 to accelerate the vesting. As a result of that modification, the Company recognized additional stock-based compensation expense of $0.4 million during fiscal 2006, which was a component of the total $0.6 million stock-based compensation expense for the restructuring.

Restricted Stock and Restricted Stock Units (Stock Awards)
      The Equity Incentive Plans authorize the granting of stock awards (Restricted Stock and Restricted Stock Units (“RSUs”)) to officers, employees, certain individuals who are not employees of the Company, and certain non-employee members of the Board of Directors. These Stock Awards are granted at no cost to the individual. They are subject to vesting terms at which point Common Stock is issued if the individual holds an RSU, or the restrictions on sale of the Common Stock lapse if the individual holds restricted stock. Stock Awards generally vest over five years for partners and four years for other employees. Stock Awards granted to Board members vest quarterly over one year. The Company allocates the cost of Stock Awards on a straight-line basis over the vesting period. Stock Awards granted under SFAS No. 123R with a performance acceleration clause (see below) are expensed over the vesting term of each separately vesting portion (“Accelerated Expense Recognition Method”).
      During fiscal 2006, the Company issued 2.8 million stock awards principally as part of the 2005 and 2006 performance review process. Of these awards, 0.3 million contain an acceleration clause, stating that vesting may be increased if the Company’s annual revenue growth exceeds 20% in a fiscal year, starting with 2006. No acceleration of vesting was triggered based on fiscal year 2006 revenue growth.
      During fiscal 2005, the Company issued 2.0 million stock awards. Approximately 1.1 million stock awards were issued to employees as part of the fiscal year 2004 review process and 0.4 million stock awards were granted to partners as part of the fiscal year 2005 mid-year performance review process. Both grants contain an acceleration clause stating that vesting may be increased up to 15% per year based on the annual organic net revenue growth of the strategic business units. Revenue growth during fiscal year 2005 triggered the maximum acceleration of vesting for those grants for one year. The remaining grants were primarily to new hires.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal 2004, the Company issued 3.3 million stock awards, the majority of which were issued to employees as part of the fiscal year 2003 performance review process which vest over three years.
      The following table summarizes the status of the Company’s non-vested stock awards:

	Non-Vested	Weighted-
	Stock	Average
	Awards	Grant-Date
	(000)	Fair Value

Non-vested at March 31, 2003	116	$12.73
Granted	3,267	4.03
Vested	(586)	5.48
Forfeited	(241)	3.82

Non-vested at March 31, 2004	2,556	$4.11
Granted	2,016	10.42
Vested	(1,024)	4.76
Forfeited	(365)	6.18

Non-vested at March 31, 2005	3,183	$7.64
Granted	2,789	9.49
Vested	(1,343)	6.98
Forfeited	(577)	9.49

Non-vested at March 31, 2006	4,052	$8.87

      The total fair value of stock awards vested during fiscal years 2004, 2005 and 2006, was $4.1 million, $11.3 million and $12.6 million, respectively. For non-vested stock awards at March 31, 2006, the aggregate intrinsic value was $25.3 million and the weighted-average remaining contractual term is 1.93 years.

Stock Options and SARs
      The Equity Incentive Plans authorize the granting of qualified and non-qualified stock options and stock appreciation rights (“SARs”) to officers and employees and non-qualified stock options and SARs to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of Common Stock. The Equity Incentive Plans provide that the exercise price of the stock options will be determined based on the average of the closing price of a share of Common Stock on the NASDAQ Stock Market System for the ten trading days immediately preceding the date of grant. Options/ SARs granted under the Amended and Restated 1998 Equity Incentive Plan must have an exercise price at or above the fair market value on the date of grant. Options/ SARs granted under the 2000 Stock Option Plan can have an exercise price that is below the fair market value on the date of grant. SARs entitle grantees to receive Common Stock with a value equal to the increase in the fair market value of the Common Stock from the date of grant to the date of exercise. Options/ SARs granted to partners generally vest over five years and expire on the seventh anniversary of the grant date, or six months after the last vest date for more recent grants and for all SAR grants. Options granted to other employees generally vest over four years and expire on the sixth anniversary of the date of grant, or six months after the last vest date for more recent option grants and for all SAR grants. SARs granted to Board members vest quarterly over one year and expire five years after the last vest date. Options and SARs with graded vesting expensed under SFAS No. 123 are expensed using the Accelerated Expense Recognition Method. Options and SARs granted since the adoption of SFAS No. 123R (April 1, 2005) are expensed on a straight-line basis over the vesting term,

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
except those with a performance acceleration clause (see below), which follow the Accelerated Expense Recognition Method.
      During fiscal 2006, the Company granted 2.8 million SARs principally as part of the 2005 and 2006 performance review process. Of those awards, 0.5 million contain an acceleration clause, as described above under stock awards. No acceleration of vesting was triggered based on fiscal year 2006 revenue growth.
      During fiscal 2005, the Company granted 1.9 million SARs and 0.3 million options. Of the total SARs granted, 0.9 million were granted to partners as part of the 2004 performance review process and contained an acceleration clause, that allows increased vesting as discussed above under stock awards. In addition, 0.6 million SARs were granted to employees who held expired out of the money options, granted as part of the 2001 Contingency Plan. This Plan required employees to take a percentage reduction in cash compensation in exchange for stock options as part of a cost savings plan. Revenue growth during fiscal year 2005 triggered the maximum acceleration of vesting for those grants for one year.
      During fiscal 2004, the Company granted options to purchase 0.4 million shares of Common Stock. These options were granted to certain employees as part of the 2003 review process or to new employees who joined the Company as part of their compensation package.
      The fair value of each SAR/option is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The expected life (estimated period of time outstanding) was estimated using historical exercise behavior of employees. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	2004	2005	2006

Expected volatility	69 - 79%	45%	40% - 65%
Weighted-average volatility	75%	45%	56%
Expected dividend yield	0%	0%	0%
Average expected life (in years)	3.26	3.18	3.42
Risk-free interest rate	1.5% - 2.5%	0.9% - 3.9%	3.35% - 4.53%
Weighted-average grant date fair value of options/ SARs granted	$2.76	$3.07	$4.87

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the option/ SAR activity under the Equity Incentive Plans as of March 31, 2006 and changes during the years:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option/SARs	Exercise Price	Contractual	Value
Options/SARs	(000)	Per Share	Term	($000)

Outstanding at March 31, 2003	17,161	$11.36
Granted	368	5.49
Exercised	(1,029)	5.00
Forfeited or expired	(4,774)	12.63

Outstanding at March 31, 2004	11,726	$11.32	3.23	$11,925
Granted	2,170	9.72
Exercised	(2,162)	9.05
Forfeited or expired	(2,004)	12.76

Outstanding at March 31, 2005	9,730	$11.21	2.92	$55,970
Granted	2,776	11.21
Exercised	(901)	7.57
Forfeited or expired	(1,712)	14.87

Outstanding at March 31, 2006	9,893	$10.90	2.86	$14,680

Exercisable at March 31, 2006	5,568	$11.65	1.95	$6,201

      The total intrinsic value of options and SARs exercised during fiscal years 2004, 2005 and 2006 was $2.9 million, $10.0 million and $3.2 million, respectively.

Employee Stock Purchase Plan
      In September 2003, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue Code and has 4.4 million shares of Common Stock available for purchase by employees. The plan offers eligible employees the option to purchase Common Stock based on the average of the closing price of a share of Common Stock on the NASDAQ Stock Market System for the ten trading days prior to the individual’s enrollment date or the purchase date. Offering periods occur on May 1 and each three month period thereafter, for an offering period of two years. Purchases occur every three months. Through May 31, 2004, such purchases were made at 85% of the lesser of the fair market value of the Common Stock on the individual’s enrollment date or the purchase date. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period.
      Effective June 1, 2004, the Company’s ESPP was amended to eliminate the 15% discount on the price of the Common Stock to participating employees. The Plan continues to allow a maximum of 4.4 million shares and at March 31, 2006, approximately 1.7 million shares are available for future issuances.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about the ESPP (share amounts in thousands):

			Weighted-
			Average
			Purchase Price
	Shares Issued	Range of Prices	Per Share

Issued fiscal year 2004	827	$1.41 to $7.56	$1.65
Issued fiscal year 2005	210	$7.68 to $11.58	$8.16
Issued fiscal year 2006	240	$6.11 to $14.28	$7.16
      The fair value of each ESPP offering is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The expected life is based on the offering period and purchase dates. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	2004	2005	2006

Expected volatility	65% - 71%	45%	42% - 69%
Weighted-average volatility	66%	45%	54%
Expected dividend yield	0%	0%	0%
Average expected life (in years)	1.12	1.06	1.13
Risk-free interest rate	1.1% - 1.8%	1.3% - 3.1%	2.9% - 4.6%
Weighted average grant date fair value of ESPP granted	$1.58	$1.66	$1.69

Other
      Cash received from option and ESPP exercises under all share-based payment arrangements for fiscal years 2004, 2005 and 2006 was $6.5 million, $19.4 million and $6.6 million, respectively. The actual tax benefit realized for the tax deductions from option and SAR exercises, including ESPP, totaled $1.1 million, $2.9 million and $0.7 million, respectively, for 2004, 2005 and 2006. The Company also paid $2.5 million and $3.0 million, respectively, in years 2005 and 2006 for withholding taxes for shares withheld for taxes upon the vesting of stock awards or the exercise of stock options.
      As of March 31, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of share-based compensation arrangements was approximately $33.2 million and is expected to be recognized over a weighted-average period of approximately two years.
      The Company is using previously purchased treasury shares for all net shares issued for option and SAR exercises, RSUs vesting, restricted stock grants, and ESPP purchases. Shares may also be issued from unissued share reserves. The Company’s active Buy-back Program is not related to this policy, however, shares repurchased under that program will be available to be issued for shares issued under the Share-Based Plans.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Income Taxes
      The provision (benefit) for income taxes for continuing operations for the fiscal years ended March 31, 2004, 2005 and 2006 consisted of the following (in thousands):

	2004	2005	2006

Current:
Federal	$(845)	$4,238	$4
State	37	1,838	146
Foreign	1	705	275

	$(807)	$6,781	$425
Deferred:
Federal	—	(15,951)	9,604
State	—	(4,250)	1,122
Foreign	—	—	0

	$—	$(20,201)	$10,726

	$(807)	$(13,420)	$11,151

      The total tax provision (benefit) for continuing operations differs from the amount computed by applying the federal statutory income tax rate of 34 percent for 2004, and 35 percent for 2005 and 2006 to income before taxes as a result of the following (in thousands):

	2004	2005	2006

Federal income taxes (benefit) at statutory rate	$337	$9,153	$4,600
Effect of intercompany revenue and expenses eliminated in consolidation and related to discontinued operations	1,639	1,487	1,878
Nondeductible meals and entertainment	163	205	333
Nondeductible stock-based compensation	41	470	780
State income taxes, net of federal benefit	826	1,195	824
Effect of foreign tax credit converted to a net operating loss carryover	—	—	1,820
Other	766	(805)	1,298
Writedown in investment in subsidiary	(15,264)	—	(5,096)
Change in valuation allowance for deferred tax assets	10,685	(25,125)	4,714

	$(807)	$(13,420)	$11,151

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2005 and 2006 are presented below (in thousands):

	2005	2006

Deferred tax assets attributable to:
Net operating loss carryforwards	$49,309	$29,089
Foreign tax credit and AMT credit carryforwards	5,812	1,459
Allowances and accruals	3,458	1,613
Stock-based compensation	2,518	3,427
Goodwill	2,135	1,898
Depreciation	487	722
Capital loss carryforwards	3,384	2,760

Total gross deferred tax assets	67,103	40,968
Less valuation allowance	(45,505)	(30,655)

Net deferred tax assets	21,598	10,313
Deferred tax liabilities attributable to:
Intangibles	342	447
Prepaids	405	350
Other	191	51

Total deferred tax liabilities	938	848

Net deferred income taxes	$20,660	$9,465

Continuing Operations	$20,124
Discontinued Operations	536

Total net deferred income taxes	$20,660

      The change in the continuing operations net deferred tax assets from $20.1 million to $9.5 million differs from the deferred tax expense of $10.7 million. The difference of $67 thousand is the amount charged to equity for unrealized gains and losses for investments in stock and options. The amount credited to additional paid-in-capital for stock-based compensation deductions in excess of financial statement deductions for fiscal year 2005 and 2006 was $4.7 million and $(307) thousand, respectively; no amount was credited to additional paid-in-capital for 2004.
      During 2005, management concluded that the Company’s income in recent periods as well as the Company’s projections of future earnings represented sufficient positive evidence to support the reversal of the valuation allowance for net U.S. deferred tax assets. As of March 31, 2006, the Company has a valuation allowance of $30.7 million to cover the full amount of international deferred tax assets and for capital loss carryforwards and for certain state net operating losses that management believes are not likely to be utilized.
      As of March 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes from continuing operation of approximately $3.3 million, which are available to offset future federal taxable income through 2025. The Company also has net operating loss carryforwards for state income tax purposes of approximately $37.8 million, which may be used to offset future state taxable income. The expiration of these loss carryforwards ranges between one and eighteen years. In addition, the Company has foreign net operating loss carryforwards of approximately $80.7 million, of which approximately $62.0 million expire through 2021, and the remainder may be carried forward indefinitely.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has foreign tax credit carryforwards of approximately $0.8 million which may be utilized through 2016, and AMT credit carryforwards of $0.5 million which may be carried forward indefinitely. The Company believes that the remaining U.S. deferred tax assets are more likely than not realizable based on the estimates of future taxable income.
      The Company made net cash payments from continuing operations for income taxes in 2004, 2005 and 2006 of $0.9 million, $0.7 million and $1.4 million, respectively.
      From time-to-time the Company undergoes various tax examinations at its corporate and subsidiary locations. The Company has received an assessment for 4.3 million Euros with respect to an international tax audit of discontinued operations. On January 3, 2006, the Company placed a bank guarantee in the amount of 4.3 million Euros with the international taxing authority in order to appeal the assessment. The terms of the guarantee require that it be renewed annually until the results of the tax inspection are settled. In the event that we are unsuccessful in the appeal, the maximum amount that we will be required to pay under the terms of the guarantee is 4.3 million Euros. In addition, we currently hold shares of DTPI common stock in an escrow account for the benefit of recovering from a third party payments made by us under the guarantee. As a result of the uncertainties surrounding the dispute, the Company cannot determine with certainty the ultimate amount of any resulting tax liability. However, management believes that adequate provisions have been made for any liabilities, including interest and penalties that may result from such examination. Such contingency reserves are included in “Non-current liabilities of discontinued operations” in the accompanying consolidated balance sheet.
      The Company has several non-U.S. income tax audits pending and while the final resolution is uncertain, in the opinion of the Company’s management, the ultimate disposition of the audits will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

(14)	Geographic Data
      The Company operates only in one segment, providing consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.
      Data for the geographic regions in which the Company operates is presented below for continuing operations for the periods presented in the consolidated statements of operations and the consolidated balance sheets (in thousands):

	2004	2005	2006

Net revenues:
North America	$93,602	$132,614	$137,502
United Kingdom	11,220	12,286	7,722

Total net revenues	$104,822	$144,900	$145,224

Long-lived assets (as of March 31):(1)
North America		$4,138	$4,685
Europe		2,363	68
All other countries		217	—

Total long-lived assets		$6,718	$4,753

(1)	As of March 31, 2005, amounts reported include combined (continuing and discontinued) operations. As of March 31, 2006, amounts reported include only continuing operations.

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services.

(15)	Benefit Plans

401(k) Plan
      The Company established a defined contribution plan covering all of its North American employees in February 1994. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. As of September 15, 2004, all eligible employees below the level of vice president may receive matching contributions when the Company, in its discretion, determines to make matching contributions. The amount of the matching contribution is determined annually based on the Company’s performance and is immediately vested. The total Company contributions to the plan for fiscal years 2005 and 2006 were $0.4 million and $0.5 million, respectively. No contributions were made to the plan for fiscal year 2004.

(16)	Foreign Exchange Risk Management

Objectives and Context
      The Company operates internationally; therefore its earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted service transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the British Pound Sterling and the Euro.
      Management believes it is prudent to minimize the variability caused by foreign currency fluctuations. Management attempts to minimize foreign currency risk by pricing contracts in the respective local country’s functional currency and by using derivative instruments when necessary. The Company’s financial management continually monitors foreign currency fluctuations and the use of derivative instruments. The Company does not use derivative instruments for purposes other than hedging net investments in foreign subsidiaries. As of March 31, 2006 and during fiscal years 2005 and 2006, there were no open derivative instruments in place.

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
      It is the Company’s policy to reimburse the business use of private airplanes in connection with Company business in order to minimize the time spent by employees traveling to client sites, provided the cost of such travel is at or below prevailing market rates for private or chartered aircraft. In accordance with this policy, the Company reimbursed the chairman of the Board (and then current chief executive officer) of the Company $200 thousand, $250 thousand and $275 thousand for business-related travel on an airplane he owned during fiscal years 2004, 2005 and 2006, respectively.

(18)	Short-term Investments
      All of the Company’s investments are classified as available-for-sale at March 31, 2006 and 2005. Available-for-sale investments with original maturities of greater than three months are classified as

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair value, and net unrealized gains or losses are recorded, net of taxes, in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Any realized gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. The Company’s investments in publicly held companies are generally considered impaired when the fair value of an investment as measured by quoted market price is less than its carrying value and such a decline is not considered temporary. The Company has not invested in auction-rate securities since the first quarter of fiscal year 2006 and does not have any plans to invest in auction-rate securities in the foreseeable future.

(19)	Quarterly Financial Information (Unaudited)
      The following table presents the unaudited quarterly financial information for fiscal years 2005 and 2006 (in thousands, except per share amounts). Amounts previously reported on the Condensed Statements of Operations and Comprehensive Income (Loss) for each of the quarterly periods for fiscal years 2005 and 2006 have been reclassified in accordance with SFAS No. 144 to allow for meaningful comparison. Quarterly income (loss) per share amounts are calculated independently and may not sum to the full year totals or to net income (loss) per share amounts due to rounding and changes in shares outstanding.

	Quarter Ended

	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2005
Net revenue	$32,506	$35,523	$37,730	$39,141
Total revenue (including reimbursable expenses)	36,885	39,724	41,751	43,388
Gross margin	11,434	13,889	16,311	17,023
Professional development and recruiting	1,059	1,288	2,080	1,680
Marketing and sales	762	582	970	1,193
Management and administrative support	5,983	5,931	6,079	6,335
Income from operations	3,630	6,088	7,182	7,815
Income from continuing operations before income taxes	3,722	6,484	7,572	8,373
Income from continuing operations after income taxes	3,483	6,232	7,140	22,716
Per share of common stock — basic	0.10	0.19	0.21	0.67
Per share of common stock — diluted	0.10	0.18	0.20	0.60
Income (loss) from discontinued operations (net of tax)	(42)	(2,112)	(1,716)	(2,663)
Per share of common stock — basic	—	(0.06)	(0.05)	(0.08)
Per share of common stock — diluted	—	(0.06)	(0.05)	(0.07)
Net income	3,441	4,120	5,424	20,053
Per share of common stock — basic	$0.10	$0.12	$0.16	$0.59
Per share of common stock — diluted	$0.10	$0.12	$0.15	$0.53

DIAMONDCLUSTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	June 30	Sept 30(1)	Dec 31	Mar 31

Year Ended March 31, 2006
Net revenue	$35,597	$36,554	$34,244	$38,829
Total revenue (including reimbursable expenses)	39,800	41,454	38,429	43,985
Gross margin	11,326	13,557	8,611	12,619
Professional development and recruiting	1,410	1,572	1,850	1,857
Marketing and sales	628	961	776	1,157
Management and administrative support	5,941	6,230	6,471	6,686
Restructuring charges	—	2,350	10	(1,960)
Income (loss) from operations	3,347	2,444	(496)	4,879
Income (loss) from continuing operations before income taxes	4,033	3,312	179	5,620
Income (loss) from continuing operations after income taxes	1,179	1,451	(1,029)	392
Per share of common stock — basic	0.03	0.04	(0.03)	0.01
Per share of common stock — diluted	0.03	0.04	(0.03)	0.01
Income (loss) from discontinued operations (net of tax)	(2,701)	(11,672)	1,658	138
Per share of common stock — basic	(0.08)	(0.35)	0.05	—
Per share of common stock — diluted	(0.07)	(0.34)	0.05	—
Net income (loss)	(1,522)	(10,221)	629	530
Per share of common stock — basic	$(0.04)	$(0.31)	$0.02	$0.02
Per share of common stock — diluted	$(0.04)	$(0.30)	$0.02	$0.02

(1)	During the fourth quarter of fiscal year 2006, the Company recorded an adjustment to increase the restructuring reserve in the second quarter of that fiscal year by $170 thousand.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
DiamondCluster International, Inc.:
      We have audited the accompanying consolidated balance sheets of DiamondCluster International, Inc. and subsidiaries as of March 31, 2005 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.
      In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
June 14, 2006

S-1

DIAMONDCLUSTER INTERNATIONAL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(1)	Period

	(Amounts in thousands)
For the Year Ended March 31, 2006:
Deducted from accounts receivable for uncollectible accounts	$1,079	$28	$478	$629
For the Year Ended March 31, 2005:
Deducted from accounts receivable for uncollectible accounts	$1,650	$(145)	$426	$1,079
For the Year Ended March 31, 2004:
Deducted from accounts receivable for uncollectible accounts	$1,597	$413	$360	$1,650

(1)	$311 relates to discontinued operations.

S-2