Form 10-Q
period 2006-06-30
DIAMONDCLUSTER INTERNATIONAL INC
filed 2006-08-08
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-22125

Diamond Management & Technology Consultants, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4069408
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

875 N. Michigan Avenue, Suite 3000,	60611
Chicago, Illinois (Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):      Yes ☐          No  ☑
      As of July 31, 2006, there were 33,143,267 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	June 30,
	2006	2006

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,392	$73,367
Accounts receivable, net of allowance of $629 and $623 as of March 31, 2006 and June 30, 2006, respectively	11,908	13,923
Deferred tax asset — current portion	1,457	1,416
Prepaid expenses	2,055	2,569
Other current assets	1,050	1,059
Current assets of discontinued operations	21,097	23,997

Total current assets	112,959	116,331
Computers, equipment, leasehold improvements and software, net	1,431	2,271
Deferred tax asset — long term portion	8,008	7,529
Other assets	3,322	3,500
Non-current assets of discontinued operations	2,767	2,917

Total assets	$128,487	$132,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,260	$2,055
Accrued compensation	4,966	652
Deferred revenue	999	1,260
Income taxes payable	899	977
Restructuring accruals, current portion	896	353
Accrued employee expense reimbursements	1,431	1,396
VAT payable	1,203	1,462
Other accrued liabilities	4,856	6,528
Current liabilities of discontinued operations	14,746	16,567

Total current liabilities	32,256	31,250
Restructuring accrual, less current portion	527	495
Non-current liabilities of discontinued operations	3,816	3,406

Total liabilities	36,599	35,151

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 300,000 shares authorized, 40,071 and 40,035 shares issued as of March 31, 2006 and June 30, 2006, respectively	40	40
Additional paid-in capital	623,760	624,434
Accumulated other comprehensive income	2,473	2,660
Accumulated deficit	(456,878)	(455,467)

	169,395	171,667
Less Common Stock in treasury, at cost, 7,572 shares held at March 31, 2006 and 7,040 shares held at June 30, 2006	77,507	74,270

Total stockholders’ equity	91,888	97,397

Total liabilities and stockholders’ equity	$128,487	$132,548

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months
	Ended June 30,

	2005	2006

	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$35,597	$40,896
Reimbursable expenses	4,203	5,334

Total revenue	39,800	46,230
Project personnel expenses:
Project personnel costs before reimbursable expenses	24,271	27,973
Reimbursable expenses	4,203	5,334

Total project personnel expenses	28,474	33,307

Gross margin	11,326	12,923

Other operating expenses:
Professional development and recruiting	1,410	2,243
Marketing and sales	628	709
Management and administrative support	5,941	6,607
Restructuring recovery	—	(24)

Total other operating expenses	7,979	9,535

Income from operations	3,347	3,388
Other income, net	686	862

Income from continuing operations before income taxes	4,033	4,250
Income tax expense	2,854	2,162

Income from continuing operations after income taxes	1,179	2,088
Discontinued operations:
Loss from discontinued operations (net of income taxes)	(2,701)	(677)

Net income (loss)	(1,522)	1,411
Foreign currency translation adjustments	(226)	248
Unrealized loss on investment	(91)	(61)

Comprehensive income (loss)	$(1,839)	$1,598

Basic income (loss) per share of common stock:
Income from continuing operations	$0.03	$0.06
Loss from discontinued operations	(0.08)	(0.02)

Net income (loss)	$(0.04)	$0.04

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.03	$0.06
Loss from discontinued operations	(0.07)	(0.02)

Net income (loss)	$(0.04)	$0.04

Shares used in computing basic income (loss) per share of common stock	33,977	32,568
Shares used in computing diluted income (loss) per share of common stock	37,022	34,018
The following amounts of stock-based compensation expense are included in each of the respective expense categories reported above:
Project personnel costs before reimbursable expenses	$2,207	$2,830
Professional development and recruiting	12	34
Marketing and sales	106	52
Management and administrative support	421	844

Stock-based compensation expense from continuing operations	2,746	3,760
Stock-based compensation expense from discontinued operations	1,302	418

Total stock-based compensation expense	$4,048	$4,178

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended June 30,

	2005	2006

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,522)	$1,411
Adjustments to reconcile income (loss) to net cash used in operating activities:
Restructuring recovery	—	(480)
Depreciation and amortization	714	402
Stock-based compensation	4,048	4,178
Deferred income taxes	2,585	559
Changes in assets and liabilities:
Accounts receivable	1,772	(3,054)
Prepaid expenses and other	(542)	(249)
Accounts payable	(627)	(539)
Accrued compensation	(6,705)	(4,803)
Restructuring accrual	(849)	(931)
Other assets and liabilities	(1,055)	3,200

Net cash used in operating activities	(2,181)	(306)

Cash flows from investing activities:
Net redemptions of short-term investments	55,975	—
Capital expenditures, net	(379)	(825)
Other assets	60	—

Net cash provided by (used in) investing activities	55,656	(825)

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	3,398	674
Shares withheld for minimum withholding taxes	(1,696)	(2,208)
Tax benefits from employee stock plans, net of adjustments	41	1,267
Purchase of treasury stock	(8,683)	—

Net cash used in financing activities	(6,940)	(267)

Effect of exchange rate changes on cash	(580)	262

Net increase (decrease) in cash and cash equivalents	45,955	(1,136)
Cash and cash equivalents at beginning of period(1)	42,270	77,716

Cash and cash equivalents at end of period(1)	$88,225	$76,580

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$10
Cash paid during the period for income taxes	660	216
Non-cash financing activities:
Treasury stock repurchase obligation	$3,676	$—
Reclassification of stock-based compensation balance to additional paid-in capital	2,174	—

(1)	Cash and cash equivalents includes $3,213 and $2,324 of cash and cash equivalents classified as discontinued operations as of June 30, and March 31, 2006, respectively.
See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      Reflecting the sale of portions of the Company’s international operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, discussed in Footnote B below, the Company was renamed “Diamond Management & Technology Consultants, Inc.” as of August 1, 2006. The Company’s web site is now www.diamondconsultants.com, and will continue to trade under the symbol “DTPI” on the NASDAQ Global Market. The Company now markets itself under the brand “Diamond.”

A.	Basis of Reporting
      The accompanying unaudited interim condensed consolidated financial statements include the accounts of Diamond Management & Technology Consultants, Inc., formerly DiamondCluster International, Inc., and its wholly-owned subsidiaries. In this Quarterly Report on Form 10-Q, we use the terms “Diamond,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. Prior period amounts related to discontinued operations reported on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statements of Operations”) have been reclassified and the Condensed Consolidated Balance Sheets aggregate amounts associated with discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the three months ended June 30, 2006 are not necessarily indicative of results for the full fiscal year.

B.	Discontinued Operations
      In March 2006, the Company’s Board of Directors (the “Board”) approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of the international operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these were reported as “discontinued operations” for each period presented. North America, the U.K. and India are considered “continuing operations” and reported as such in the condensed consolidated financial statements and related notes. On July 19, 2006, the Company signed a definitive agreement to sell its consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo (the “transaction”). The transaction closed on July 31, 2006. All previously reported data from the Statements of Operations and Comprehensive Income (Loss) has been reclassified in accordance with the reporting requirements of SFAS No. 144. The Consolidated Balance Sheets aggregate amounts associated with discontinued operations as described above.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months
	Ended June 30,

	2005	2006

Net revenue	$12,707	$15,539
Total revenue	15,157	18,037
Gross margin	1,852	3,171
Income (loss) from operations	(2,322)	201
Interest income	(5)	(81)
Income (loss) from discontinued operations before income tax expense	(2,327)	120
Income tax expense	374	797
Loss from discontinued operations (net of income taxes)	(2,701)	(677)
      The major classes of assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheet as of June 30, 2006 are as follows (amounts in thousands):

June 30,
2006

Cash and cash equivalents	$3,213
Accounts receivable, net of allowance for doubtful accounts	17,708
Prepaid expenses	3,076
Computers, equipment, leasehold improvements and software, net	1,788
Deferred tax asset — long-term portion	1,129

Total assets of discontinued operations	$26,914

Accounts payable	$2,239
Accrued compensation	882
Deferred revenue	368
Income taxes payable	2,292
Restructuring accrual, current portion	1,035
VAT payable	2,578
Other accrued liabilities	7,173
Restructuring accrual, less current portion	3,406

Total liabilities of discontinued operations	$19,973

      As a result of an international tax inspection, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros with the international taxing authority in order to appeal such authority’s assessment. The terms of the guarantee require that it be renewed annually until the results of the tax inspection are settled. In the event that the Company is unsuccessful in the appeal, the maximum amount that it will be required to pay under the terms of the guarantee is 4.3 million Euros. In accordance with the terms of the transaction, the Company will indemnify the buyer for any liability related to this international tax inspection. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Income (Loss) Per Share
      Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income (loss) per share for the three months ended June 30, 2005 and 2006 (in thousands):

	Three Months
	Ended June 30,

	2005		2006

Shares used in computing basic income (loss) per share	33,977		32,568
Dilutive effect of stock options, SARs and restricted stock/units	3,045		1,450

Shares used in computing diluted income (loss) per share	37,022	(1)	34,018	(1)

Antidilutive securities not included in dilutive income (loss) per share calculation	3,997		6,932

(1)	In accordance with SFAS No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

D.	Restructuring Charges
      The Company restructured its workforce and operations in fiscal year 2003 in order to better align the Company’s operating infrastructure with the anticipated levels of future business. In 2006, the Company implemented personnel reductions and other business realignment actions in Europe and Latin America. For the fiscal year 2003 restructuring charge, the Company estimated these costs based upon management’s restructuring plans and accounted for these plans in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” For the fiscal year 2006 restructuring charge, the Company estimated those costs based upon management’s restructuring plan and accounted for this plan in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Fiscal Year 2006 Restructuring Charges from Combined (Continuing and Discontinued) Operations
      In September 2005, the Company recorded a restructuring charge from combined operations (continuing and discontinued) of $11.0 million comprised of $8.0 million for a restructuring plan implemented in September 2005 and $3.0 million for an adjustment to a restructuring charge that occurred in September 2002. In December 2005, the Company recognized $0.4 million of additional expense related to the September 2005 charge due to costs incurred related to the downsizing and relocation of the Paris office, offset by a $0.3 million change in the estimate of severance payments. These amounts substantially offset each other resulting in an overall adjustment of $36 thousand. In March 2006, the Company recorded an adjustment to this charge and reduced the severance estimate by $0.4 million and the costs related to closing facilities by $0.2 million. In June 2006, the Company recorded an adjustment to this charge to reduce the estimated future lease obligations by $0.5 million. The remaining $6.9 million charge consisted of $5.4 million for severance and related expenses, $1.2 million for contractual commitments related to office space closures and reductions, and $0.3 million for the write-off of various depreciable assets and other costs. The principal actions in the September 2005 restructuring plan involved workforce reductions in the Europe and South America regions, the closures of the Düsseldorf and Lisbon offices, downsizing of the Barcelona office, downsizing and

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relocation of the Paris office, and fixed asset disposals related to the facility closures. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the vacated office space. The restructuring plan also included workforce reductions, resulting in the termination of 40 employees, none of whom are still employed by the Company as of June 30, 2006. Of the total employees severed, 50% were project personnel and 50% were operational personnel.
      The total cash outlay for the restructuring announced in September 2005 is expected to approximate $6.0 million. The remaining $0.9 million of restructuring costs consisted of non-cash charges primarily for the write-off of certain assets to their estimated net realizable value, as well as the acceleration of vesting on equity grants in connection with certain severance agreements. As of June 30, 2006, $5.3 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. The remaining $0.7 million restructuring accrual balance related to this restructuring charge is included in discontinued operations, with $0.3 million classified as a long-term portion related to facilities expenses.

Fiscal Year 2003 Restructuring Charges from Combined (Continuing and Discontinued) Operations
      In connection with the restructuring plan implemented in September 2002, the Company recorded a restructuring charge of $20.5 million. This charge was subsequently adjusted in June 2003 by recording an additional $1.7 million of expense and in September 2005 by recording an additional $3.0 million of expense to reflect changes in estimate of future sublease income for contractual lease obligations related to office space reductions. In March 2006, the Company recorded a $1.4 million adjustment which included a $1.8 million reduction of accrued expenses for vacant facilities now being utilized and an additional $0.4 million of leasehold improvements for subleased facilities. The aggregate $23.8 million charge consisted of $15.0 million for contractual commitments related to office space reductions, $5.6 million for severance and related expenses and $3.2 million for the write-off of various depreciable assets and the termination of certain equipment leases. The principal actions in the September 2002 restructuring plan involved office space reductions, which included further consolidation of office space in multiple offices globally. Estimated costs for the reduction in physical office space are comprised of contractual rental commitments for office space vacated, attorney fees and related costs to sublet the vacated office space, offset by estimated sub-lease rental income. The restructuring plan also included workforce reductions, resulting in the termination of approximately 90 employees, none of whom were still employed by the Company as of June 30, 2006. Of the total employees severed, 60% were project personnel and 40% were operational personnel.
      The total cash outlay for the restructuring announced in September 2002 is expected to approximate $21.1 million (after the adjustment to reflect the revised estimate of sublease rental income described above). The remaining $2.7 million of restructuring costs consist of non-cash charges primarily for the write-down of certain assets to their estimated net realizable value, as well as the write-off of sign-on bonuses previously paid to terminated employees. As of June 30, 2006, $17.5 million of cash had been expended for this initiative, primarily related to contractual commitments for office space reductions, severance and related costs. Cash payments related to the continuing operations balance of this accrual are expected to be made through June 2009. Of the remaining $4.6 million accrual balance related to the September 2002 charge, $0.9 million is classified as continuing operations and $3.7 million is classified as discontinued operations.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The major components of the restructuring charges are summarized as follows (amounts in thousands):

										Accrual			Remaining Accrual Balance As
	Restructuring Charge For the Quarter Ended									Reduction		Other	of 6/30/06

	September 2002					September 2005				Utilized		Currency
												Translation	Continuing	Discontinued
Description	Charge	Adj(1)	Adj(2)	Adj(4)	Adj(5)	Charge	Adj(3)	Adj(4)	Adj(5)	Cash	Non-cash	Adjustments	Operations	Operations	Total

Severance and related costs	$5,638	$—	$—	$—	$—	$6,184	$(281)	$(415)	$(4)	$9,597	$1,128	$(271)	$—	$126	$126
Contractual commitments and leasehold improvements related to office space reductions	12,105	1,736	3,006	(1,825)	—	1,509	351	(165)	(456)	12,287	—	952	848	4,078	4,926
Write-off of property, plant, equipment and leases	2,714	—	—	456	(20)	288	(34)	—	—	666	2,514	13	—	237	237

	$20,457	$1,736	$3,006	$(1,369)	$(20)	$7,981	$36	$(580)	$(460)	$22,550	$3,642	$694	$848	$4,441	$5,289

(1)	Adjustment was recorded in June 2003.

(2)	Adjustment was recorded in September 2005.

(3)	Adjustment was recorded in December 2005.

(4)	Adjustment was recorded in March 2006.

(5)	Adjustment was recorded in June 2006.
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
      Data for the geographic regions in which the Company operates is presented below for continuing operations for the periods presented in the condensed consolidated statements of operations and the condensed consolidated balance sheets (in thousands):

	Three Months
	Ended June 30,

	2005	2006

Net revenue:
North America	$34,640	$37,630
United Kingdom	957	3,266

Total net revenue	$35,597	$40,896

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. During the three months ended June 30, 2006, the Company had one client that accounted for more than 10% of revenue from continuing operations.

	March 31,	June 30,
	2006	2006

Long-lived assets:
North America	$4,685	$5,673
United Kingdom	68	55
India	—	43

Total long-lived assets	$4,753	$5,771

F.	Subsequent Events
      On July 19, 2006, the Company entered into a definitive agreement to sell portions of its international consulting operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo. The transaction closed on July 31, 2006, at which time the buyer acquired the stock of five of the Company’s subsidiaries in France, Germany, Spain, Brazil, and the United Arab Emirates in a stock sale for approximately $30 million in cash, comprised of $20 million for the purchase price plus a $10 million payment to the Company related to excess working capital of the subsidiaries. The Company expects to record a gain from the sale, net of income tax expense, during the second fiscal quarter in the range of $18 million to $22 million.
      Under the terms of the agreement, the Company has an opportunity to earn up to an additional $7 million in cash if the consulting operations sold by the Company achieve certain revenue objectives during the first 18 months following the closing date of the transaction. As part of the transaction, approximately 150 consulting professionals and approximately 60 operations staff of Diamond became employees of the buyer. Additionally, on August 1, 2006 the Company changed its name to “Diamond Management & Technology Consultants, Inc.” and will market itself under the brand “Diamond.” The Company will continue to trade under the symbol “DTPI” on the NASDAQ Global Market.

G.	Recently Issued Accounting Pronouncements
      In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006, although earlier adoption is encouraged. FIN No. 48 applies to all tax positions for income taxes accounted in accordance with SFAS No. 109. The Company is currently evaluating the impact of the adoption of FIN No. 48, but does not anticipate that it will affect the Company’s financial position or have more than a minimal impact on reported income and earnings per share.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” below. We use the terms “we,” “our,” “us,” “the Company” and “Diamond” in this report to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries.
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
      In March 2006, the Company’s Board of Directors (the “Board”) approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of the international operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these were reported as “discontinued operations” in the financial statements and related notes. North America, the U.K. and India are considered “continuing operations.” All previously reported data from the Condensed Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. The Condensed Consolidated Balance Sheets aggregate amounts associated with discontinued operations as described above.
      On July 19, 2006, we signed a definitive agreement to sell our consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo. The transaction closed on July 31, 2006. On August 1, 2006, the Company changed its name to “Diamond Management & Technology Consultants, Inc.” and will now market itself under the brand “Diamond.” The Company will continue to trade under the symbol “DTPI” on the NASDAQ Global Market.
      During the three months ended June 30, 2006, we generated net revenue from continuing operations of $40.9 million from 51 clients. At June 30, 2006, we employed 449 consultants and 114 operations employees in continuing operations. Our continuing operations include six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C. The offices reported as part of discontinued operations accounted for 151 consultants and 63 operations employees as of June 30, 2006.
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
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
      We generate revenue in several different countries globally and our revenues and expenses are denominated in multiple currencies. The most common currencies that we operate under within continuing operations are the U.S. Dollar, the British Pound Sterling and the Indian Rupee. However, revenue from continuing operations is primarily denominated in the U.S. Dollar and as such, our revenues and expenses from continuing operations are not significantly impacted by fluctuations in foreign currency exchange rates.
      The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between net revenue and project personnel costs before reimbursable expenses to be an important measure of our operating performance. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Our practice headcount from continuing operations was 449 at June 30, 2006 compared to 441 at March 31, 2006 and 415 at June 30, 2005. Gross margin increased 2% in the first quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006 and increased 14% in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. These increases are primarily due to the increase in net revenue during the first quarter of fiscal year 2007 partially offset by increased compensation costs associated with increased project personnel and stock-based compensation expense increases. Our annualized net revenue per continuing operations practice professional was $368 thousand for the first quarter of fiscal year 2007 compared to $355 thousand for the fourth quarter fiscal year 2006 and $343 thousand for the first quarter of fiscal year 2006.
      Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space) and other administrative support for project personnel. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from continuing operations before taxes decreased 24% in the first quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006 primarily due to the reversal of a portion of a restructuring accrual in the fourth quarter of fiscal year 2006. Income from continuing operations before taxes increased 5% in the first quarter of fiscal year 2007 compared to the first quarter of the prior fiscal year primarily due to the increase in net revenue partially offset by costs associated with increased headcount and

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
compensation costs for project personnel, increases in professional development expenditures and an increase in stock-based compensation expense.
      We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate related to continuing operations for the first quarter of fiscal year 2007 remained the same at 70% compared to the fourth quarter of fiscal year 2006 and increased from 60% reported for the first quarter of fiscal year 2006.
      Free cash flow from continuing operations was negative $0.1 million for the three months ended June 30, 2006, which included paying $4.9 million in cash bonuses in the first quarter to the non-partner consulting and operations staff. Management believes that the free cash flow from continuing operations metric, which is a non-GAAP measure, defined as net cash used in operating activities ($0.3 million) net of capital expenditures ($0.8 million) and free cash flow from discontinued operations (negative $1.0 million), provides a consistent metric from which the performance of the business may be monitored.
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
Critical Accounting Policies and Estimates
      We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For a description of the significant accounting policies which we believe are the most critical to aid in understanding and evaluating our reported financial position and results, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Results of Operations
      In March 2006, our Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell a portion of our international operations. On July 19, 2006, we signed a definitive agreement to sell our consulting operations in Continental Europe, South America and the Middle East. The transaction closed on July 31, 2006. We

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
reported the portions of the international operations which include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo as “discontinued operations” for the quarter ended June 30, 2006. North America, the U.K. and India are reported as “continuing operations.” Amounts for the three months ended June 30, 2005 below have been reclassified to conform with this presentation to allow for meaningful comparison.
      The following table sets forth the percentage of net revenue of items included in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months
	Ended June 30,

			Increase/
	2005	2006	(Decrease)

Revenue:
Net revenue	100%	100%	—%
Reimbursable expenses	12	13	1

Total revenue	112	113	1
Project personnel expenses:
Project personnel costs before reimbursable expenses	68	68	—
Reimbursable expenses	12	13	1

Total project personnel expenses	80	81	1

Gross margin	32	32	—

Other operating expenses:
Professional development and recruiting	4	6	2
Marketing and sales	2	2	—
Management and administrative support	17	16	(1)
Restructuring recovery	—	—	—

Total other operating expenses	23	24	1

Income from operations	9	8	(1)
Other income, net	2	2	—

Income from continuing operations before taxes	11	10	(1)
Income tax expense	8	5	(3)

Income from continuing operations after taxes	3	5	2
Discontinued operations:
Loss from discontinued operations (net of tax)	(7)	(2)	5

Net income (loss)	(4)%	3%	7%

Revenue
      Net revenue from continuing operations increased $5.3 million, or 15%, in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The increase was primarily due to the increase in the number of clients that we served in the first quarter of fiscal year 2007 as we implement a plan to transition to a broader and less concentrated client base.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      We served 51 clients during the first quarter of fiscal year 2007, compared to 35 clients during the first quarter of the prior fiscal year. Average revenue per client decreased to $0.8 million during the first quarter of fiscal year 2007 from $1.0 million during the first quarter of the prior fiscal year. The decrease was primarily due to the increase in the number of clients that we served in the first quarter of fiscal year 2007.
      Revenue from continuing operations from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 5% of revenue during the quarter ended June 30, 2006, compared to 9% during the quarter ended June 30, 2005. For the quarters ended June 30, 2005 and 2006, billed fee revenue and new client revenue mix by the industries that we serve was as follows for continuing operations:

	Billed Fee		New Client
	Revenue		Revenue

	For the Three		For the Three
	Months Ended		Months Ended
	June 30,		June 30,

Industry	2005	2006	2005	2006

Financial Services	34%	32%	26%	33%
Insurance	18%	25%	0%	0%
Enterprise	17%	11%	72%	21%
Healthcare	16%	20%	0%	9%
Telecommunications	11%	8%	0%	31%
Public Sector	4%	4%	2%	6%

	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs
      Project personnel costs before reimbursable expenses increased $3.7 million, or 15%, during the quarter ended June 30, 2006 as compared to the same period in the prior fiscal year. The increase in project personnel costs is primarily due to increases in practice headcount and related practice personnel compensation, including stock-based compensation expense. As a percentage of net revenue, project personnel costs before reimbursable expenses remained flat at 68% during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Our annualized net revenue per continuing operations practice professional was $368 thousand for the first quarter of fiscal year 2007 compared to $355 thousand for the fourth quarter fiscal year 2006 and $343 thousand for the first quarter of fiscal year 2006.
      Our utilization rate related to continuing operations for the first quarter of fiscal year 2007 remained the same at 70% compared to the fourth quarter of fiscal year 2006 and increased from 60% reported for the first quarter of fiscal year 2006. The increase in utilization compared to the first quarter of fiscal year 2006 is primarily related to the increase in client projects in the first quarter of fiscal year 2007 compared to the same quarter in the prior fiscal year. Annualized voluntary attrition from continuing operations increased to 25% for the quarter ended June 30, 2006, compared to 19% the same period in the prior fiscal year. Total annualized attrition, defined as voluntary attrition plus company initiated attrition, increased to 33% for the quarter ended June 30, 2006, compared to 25% for the same period in the prior fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Professional Development and Recruiting
      Professional development and recruiting expenses increased $0.8 million, or 59%, during the quarter ended June 30, 2006 as compared to the same period in the prior fiscal year. The increase was primarily due to our increased campus and experienced recruiting initiatives as well as increases in the level of training, development and course conduct expenditures. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, and sourcing fees related to non-campus hire searches. Due to an increase in headcount, our expenditures related to training increased as we increased the number of training courses offered to employees in the first quarter of fiscal year 2007 compared to the same quarter in the prior fiscal year.

Marketing and Sales
      Marketing and sales expenses increased $81 thousand, or 13%, during the quarter ended June 30, 2006 as compared to the same period in the prior fiscal year. The increase was primarily due to increased expenditures related the executive learning forum, known as the DiamondExchangetm, held during the quarter ended June 30, 2006.

Management and Administrative Support
      Management and administrative support expenses increased $0.7 million, or 11%, during the quarter ended June 30, 2006 as compared to the same period in the prior fiscal year. The increase was primarily due to increases in compensation for management and administrative personnel including increases in stock-based compensation expense. Management and administrative support expenses also includes the rent expense associated with our five offices from continuing operations in North America, the U.K. and India.
Other Income, Net
      Other income, net increased $0.2 million, or 26%, during the quarter ended June 30, 2006 as compared to the same period in the prior fiscal year. The increase is primarily due to increases in interest income resulting from higher interest rate yields.
Income Tax Expense
      We recorded income tax expense of $2.2 million, a 51% effective income tax rate, in the quarter ended June 30, 2006 compared to $2.9 million, a 71% effective income tax rate, during the same period in the prior fiscal year. The decline in the income tax rate is principally due to lower international tax losses in the quarter ended June 30, 2006 compared with the same period in the prior fiscal year. Due to valuation allowances on international deferred tax assets, international losses are not tax-benefited which creates a significant difference between our effective tax rate and our statutory tax rate.
      We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the tax losses we incurred during fiscal years 2002 and 2003. Based on the positive financial performance in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.2 million of the valuation allowance as of March 31, 2005. As of June 30, 2006, the remaining continuing operations valuation

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
allowance against deferred tax assets was $32.3 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.
Discontinued Operations
      In March 2006, our Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell the portions of our international operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the fiscal quarter ended June 30, 2006. All previously reported data from the Condensed Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. On July 19, 2006, we signed a definitive agreement to sell our consulting operations reported as discontinued operations. The transaction closed on July 31, 2006. Refer to footnote “B” to the condensed consolidated financial statements for a summary of the components of the operating results of discontinued operations in the quarters ended June 30, 2005 and June 30, 2006.
Liquidity and Capital Resources
      The following table describes our liquidity and financial position as of June 30, 2005 and 2006:

	June 30,

	2005	2006

	(In millions)
Working capital(1)	$97.5	$85.1
Cash and cash equivalents(1)	$88.2	$73.4
Non-utilized bank credit facilities(1)	$9.2	$9.1
Stockholders’ equity	$109.5	$97.4

(1)	Amounts reported as of June 30, 2005 include combined (continuing and discontinued) operations. Amounts reported as of June 30, 2006 include only continuing operations.
      Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations and proceeds received upon the exercise of stock options by our employees. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program. We anticipate that these sources will provide sufficient liquidity to fund our operating and capital requirements at least through fiscal year 2008.
      As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 125 basis points, at our discretion. This line of credit is reduced, as necessary, to account for letters of credit outstanding that secure our office leases. As of June 30, 2006, these letters of credit totaled $0.9 million. As of June 30, 2006, there were no outstanding borrowings and we had approximately $9.1 million available under this line of credit. This line of credit is set to expire on July 31, 2007. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.
      From time-to-time, the Company undergoes various tax examinations and audits at its holding company and subsidiary locations. As a result of an international tax inspection, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros with the international taxing authority in order to appeal such authority’s assessment. The terms of the guarantee require that it be renewed annually until the

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
results of the tax inspection are settled. In the event that we are unsuccessful in the appeal, the maximum amount that we will be required to pay under the terms of the guarantee is 4.3 million Euros. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors.

Cash Flows from Operating Activities
      During the three months ended June 30, 2006, net cash used in operating activities was negative $0.3 million. This primarily resulted from the following activities (amounts in thousands):

Three Months Ended
June 30, 2006

Net income	$1.4
Total non-cash charges	4.6
Restructuring recovery	(0.5)
Deferred income taxes	0.6
Total increases in cash flows from operating activities due to changes in assets and liabilities	3.2
Total decreases in cash flows from operating activities due to changes in assets and liabilities	(9.6)

Net cash used in operating activities	$(0.3)

•	Total non-cash charges aggregating $4.6 million are excluded from the net income of $1.4 million to arrive at net cash used in operating activities. The principal non-cash charges were due to stock-based compensation ($4.2 million) and depreciation and amortization ($0.4 million). These non-cash charges are summarized as follows (in thousands):

Three Months Ended
June 30, 2006

Stock-based compensation	$4.2
Depreciation and amortization	0.4

Total non-cash charges	$4.6

•	A recovery of previously accrued restructuring charges was recorded in June 2006 for $0.5 million and is also excluded from the net income of $1.4 million to arrive at cash flows from operations.

•	Deferred income taxes decreased $0.6 million during the three months ended June 30, 2006 primarily due to the utilization of net operating loss carryforwards in the U.S. This change is also excluded from the net income of $1.4 million to arrive at cash flows from operations.

•	The total increase in cash flows from operating activities due to changes in assets and liabilities was $3.2 million. The increase was the result of an increase in income taxes payable ($0.4 million), an increase in deferred revenue ($0.2 million), and an increase in other accrued liabilities ($3.1 million) which was primarily comprised of an increase in VAT payable ($0.7 million), an increase in accrued

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

vacation ($1.2 million) and an increase in other accrued taxes ($1.2 million), offset by a decrease in other accrued liabilities ($0.5 million). The increases are summarized as follows (in thousands):

Three Months Ended
June 30, 2006

Income taxes payable	$0.4
Deferred revenue	0.2
VAT payable	0.7
Accrued vacation	1.2
Other accrued taxes	1.2
Other accrued liabilities	(0.5)

Total increases in cash flows from operating activities due to changes in assets and liabilities	$3.2

•	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $9.6 million. The decrease was primarily the result of a decrease in accrued bonuses related primarily to the payment of $6.3 million of annual bonus payments ($4.8 million), an increase in accounts receivable ($3.1 million), cash outflows to reduce the restructuring accrual ($0.9 million), which included payments under contractual lease obligations, a decrease in accounts payable ($0.5 million), and an increase in prepaid expenses and other ($0.3 million). The decreases are summarized as follows (in thousands):

Three Months Ended
June 30, 2006

Accrued bonuses	$(4.8)
Accounts receivable	(3.1)
Restructuring accrual	(0.9)
Accounts payable	(0.5)
Prepaid expenses and other	(0.3)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(9.6)

      Net cash used by operating activities related to the discontinued operations was $1.0 million for the three months ended June 30, 2006.
      Our billings from continuing operations for the three months ended June 30, 2006 totaled $46.7 million compared to $39.8 million for the three months ended June 30, 2005. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from both revenue generating projects and increased consultants. These amounts include value added tax (“VAT”) (which are not included in net revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance from continuing operations of $14.5 million at June 30, 2006 represented 28 days of billings for the quarter ended June 30, 2006. At June 30, 2005, the gross receivable balance from continuing operations was $10.3 million which represented 23 days of billings for the quarter ended June 30, 2005. The increase in accounts receivable at June 30, 2006 as compared to June 30, 2005 was principally due to the timing of client payments as well as an increase in net revenue. The increase in days of billings in accounts receivable from continuing operations was primarily due to the timing of client billings and payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, it is not indicative of a trend in the business.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flow from Investing Activities
      Cash used in investing activities was $0.8 million for the three months ended June 30, 2006, resulting from capital expenditures primarily due to leasehold improvements in the Chicago office.

Cash Flow from Financing Activities
      Cash used in financing activities was $0.3 million for the three months ended June 30, 2006 resulting from $0.7 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan and $1.2 million of tax benefit for stock-based compensation credited to additional paid-in capital, offset by $2.2 million for employee shares withheld for tax purposes and for the option exercise price.

Treasury Stock Transactions
      The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions (“Buy-back Program”). During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of an additional $25.0 million of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $50.0 million. During the quarter ended June 30, 2006, no shares were repurchased under the Buy-back Program due to the negotiation of a sale of portions of our international consulting operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo. As of June 30, 2006, the amount available for repurchase under the Board authorization was $18.5 million. In July 2006, the Board authorized the repurchase of an additional $35.0 million of shares of the Company’s outstanding Common Stock, bringing the amount available for repurchase to $53.5 million. Subsequent to the closing of the transaction, the Company returned to the market to continue its Buy-back Program during the second quarter of fiscal year 2007.

Summary
      We believe that our current cash balances, existing lines of credit, and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal year 2008. If necessary, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities. However, there is no assurance that such financing would be available to us on acceptable terms.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
      This information is set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the three months ended June 30, 2006. As a result of the sale of portions of the Company’s international consulting operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, the Company expects foreign currency risk to be reduced as the Company’s revenue and expenses from continuing operations are primarily denominated in the U.S. Dollar.

Item 4.	Controls and Procedures
      (a) Controls and Procedures. Our senior management, with the participation of our Chief Executive Officer, Chief Administration Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective such that information relating to the Company (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
      (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
PART II. OTHER INFORMATION
Item 1.
      None

Item 1A.	Risk Factors
      Other than changes to the following risk factors, which update the financial information previously provided with current quarterly data, there have been no material changes to our Risk Factors as reported in our Annual Report on Form 10-K for the year ended March 31, 2006.

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.
      We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the quarter. During the quarter ended June 30, 2006, we had one client that individually accounted for 12% of our net revenue from continuing operations. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable, we could be subject to significant financial exposure.

A Significant or Prolonged Economic Downturn Could Have a Material Adverse Effect on Our Results of Operations.
      Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. Although current economic conditions have improved over previous quarters, future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. Net revenue (before out-of-pocket expense reimbursements) related to continuing operations for the quarter ended June 30, 2006 increased 15% compared to the quarter ended June 30, 2005. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if economic environment should weaken for a prolonged period.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      The Board of Directors has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, the Board authorized the repurchase of an additional $25.0 million of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $50.0 million. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. As of June 30, 2006, the amount available for repurchase under the Board authorization was $18.5 million. In July 2006, the Board authorized the repurchase of an additional $35.0 million of shares of the

Company’s outstanding Common Stock, bringing the amount available for repurchase to $53.5 million. During the quarter ended June 30, 2006, no shares were repurchased under the Buy-back Program due to the negotiation of a sale of portions of our international consulting operations that include the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo.

	Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Approximate
			Purchased as Part of	Dollar Value of Shares
	Total Number of	Average Price Paid	Publicly Announced	That May be Purchased
Period	Shares Purchased(1)	per Share	Plans	Under the Plan

April 1, 2006 — April 30, 2006	—	—	—	$18,479,945
May 1, 2006 — May 31, 2006(1)	33,287	$9.69	—	$18,479,945
June 1, 2006 — June 30, 2006	—	—	—	$18,479,945

(1)	Included in this column are transactions under the Company’s stock-based compensation plans involving the delivery to the Company of 33,287 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.
Item 3-5.
      None

Item 6.	Exhibits and Reports on Form 8-K
      (a) Exhibits

3.1	(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Form 8-K filed by the Company on August 4, 2006 and incorporated herein by reference.)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the Form 8-A filed by the Company on October 21, 2003 and incorporated herein by reference.)
31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.3	*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
      (b) Reports on Form 8-K
          Form 8-K dated June 14, 2006
          Form 8-K dated July 19, 2006
          Form 8-K dated July 31, 2006
          Form 8-K dated August 2, 2006
          Form 8-K dated August 3, 2006
          Form 8-K dated August 4, 2006

*	filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Management & Technology Consultants, Inc.

Date: August 8, 2006	By: /s/ Adam J. Gutstein Adam J. Gutstein Chief Executive Officer

Date: August 8, 2006	By: /s/ Karl E. Bupp Karl E. Bupp Chief Financial Officer