Form 10-Q
period 2006-09-30
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2006-11-08
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22125

Diamond Management & Technology Consultants, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4069408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 N. Michigan Avenue, Suite 3000,	60611
Chicago, Illinois	(Zip Code)
(Address of principal executive offices)

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

As of October 31, 2006, there were 32,092,071 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

PART I
Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2006 and September 30, 2006	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2005 and 2006	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2005 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4:	Controls and Procedures	23

PART II
Item 1A:	Risk Factors	24
Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24
Item 4:	Submission of Matters to a Vote of Security Holders	25
Item 6:	Exhibits and Reports on Form 8-K	26
SIGNATURES		27
Form of Restated Certificate of Incorporation of the Company
Amended and Restated By-Laws
Stock Purchase Agreement
Amended and Restated 1998 Equity Incentive Plan
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 302 Certification of Chief Administrative Officer
Section 906 Certification of CEO
Section 906 Certification of CFO
Section 906 Certification of Chief Administrative Officer

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	September 30,
	2006	2006
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$75,392	$105,877
Accounts receivable, net of allowance of $629 and $616 as of March 31, 2006 and September 30, 2006, respectively	11,908	15,688
Deferred tax asset — current portion	1,457	1,861
Prepaid expenses	2,055	4,142
Other current assets	1,050	1,380
Current assets of discontinued operations	21,097	—

Total current assets	112,959	128,948
Computers, equipment, leasehold improvements and software, net	1,431	2,314
Deferred tax asset — long term portion	8,008	8,620
Other assets	3,322	1,882
Non-current assets of discontinued operations	2,767	—

Total assets	$128,487	$141,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,260	$2,179
Share repurchase payable	—	854
Accrued compensation	4,966	6,691
Proceeds due to employees from employee sales of common stock	—	2,431
Tender offer purchase payable	—	1,805
Income taxes payable	899	1,190
Deferred revenue	999	1,127
Accrued employee expense reimbursements	1,431	1,367
VAT payable	1,203	1,472
Accrued compensatory travel	777	1,514
Accrued vacation	655	1,852
Other accrued liabilities	4,320	4,320
Current liabilities of discontinued operations	14,746	—

Total current liabilities	32,256	26,802
Restructuring accrual, less current portion	527	456
Net tax indemnification obligation	—	3,434
Non-current liabilities of discontinued operations	3,816	—

Total liabilities	36,599	30,692

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 300,000 shares authorized, 40,071 and 40,028 shares issued as of March 31, 2006 and September 30, 2006, respectively	40	40
Additional paid-in capital	623,760	627,203
Accumulated other comprehensive income (loss)	2,473	(2,889)
Accumulated deficit	(456,878)	(430,864)

	169,395	193,490
Less Common Stock in treasury, at cost, 7,572 shares held at March 31, 2006 and 7,805 shares held at September 30, 2006	77,507	82,418

Total stockholders’ equity	91,888	111,072

Total liabilities and stockholders’ equity	$128,487	$141,764

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Net revenue	$36,554	$41,163	$72,151	$82,059
Reimbursable expenses	4,900	5,447	9,103	10,781

Total revenue	41,454	46,610	81,254	92,840
Project personnel expenses:
Project personnel costs before reimbursable expenses	22,997	32,510	47,268	60,483
Reimbursable expenses	4,900	5,447	9,103	10,781

Total project personnel expenses	27,897	37,957	56,371	71,264

Gross margin	13,557	8,653	24,883	21,576

Other operating expenses:
Professional development and recruiting	1,572	2,009	2,982	4,252
Marketing and sales	961	650	1,589	1,359
Management and administrative support	6,230	7,341	12,171	13,948
Restructuring charges (recovery)	2,350	—	2,350	(24)

Total other operating expenses	11,113	10,000	19,092	19,535

Income (loss) from operations	2,444	(1,347)	5,791	2,041
Other income, net	868	1,118	1,554	1,980

Income (loss) from continuing operations before income taxes	3,312	(229)	7,345	4,021
Income tax expense (benefit)	1,861	(247)	4,715	1,915

Income from continuing operations after income taxes	1,451	18	2,630	2,106
Discontinued operations:
Gain on disposal of discontinued operations including income tax benefit of $574	—	23,036	—	23,036
Income (loss) from discontinued operations, net of income taxes	(11,672)	1,549	(14,373)	872

Discontinued operations, net of income taxes	(11,672)	24,585	(14,373)	23,908

Net income (loss)	(10,221)	24,603	(11,743)	26,014
Foreign currency translation adjustments	119	(5,553)	(107)	(5,305)
Unrealized gain (loss) on investment	44	4	(47)	(57)

Comprehensive income (loss)	$(10,058)	$19,054	$(11,897)	$20,652

Basic income (loss) per share of common stock:
Income from continuing operations	$0.04	$0.00	$0.08	$0.06
Income (loss) from discontinued operations	(0.35)	0.75	(0.43)	0.73

Net income (loss)	$(0.31)	$0.75	$(0.35)	$0.80

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.04	$0.00	$0.07	$0.06
Income (loss) from discontinued operations	(0.34)	0.73	(0.40)	0.70

Net income (loss)	$(0.29)	$0.73	$(0.33)	$0.77

Shares used in computing basic income (loss) per share of common stock	33,270	32,681	33,622	32,625
Shares used in computing diluted income (loss) per share of common stock	34,657	33,514	36,110	33,921

The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

			For the Six Months
	For the Three Months Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$2,027	$2,913	$4,234	$5,743
Professional development and recruiting	16	22	28	56
Marketing and sales	96	115	202	167
Management and administrative support	618	719	1,039	1,563

SBC from continuing operations	2,757	3,769	5,503	7,529
SBC included in income (loss) from discontinued operations	616	109	1,918	527

	3,373	3,878	7,421	8,056
SBC recorded against the gain on disposal of discontinued operations	—	1,379	—	1,379

Total SBC	$3,373	$5,257	$7,421	$9,435

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(In thousands)

	For the Six Months
	Ended September 30,
	2005	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(11,743)	$26,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charges (recovery)	11,157	(478)
Depreciation and amortization	1,418	929
Stock-based compensation	7,421	8,056
Gain on sale of discontinued operations	—	(22,462)
Deferred income taxes	4,104	(1,034)
Changes in assets and liabilities:
Accounts receivable	(649)	(9,471)
Prepaid expenses and other	(411)	(513)
Accounts payable	(705)	(554)
Accrued compensation	(6,731)	2,469
Restructuring accrual	(904)	(1,191)
Other assets and liabilities	1,377	5,653

Net cash provided by operating activities	4,334	7,418

Cash flows from investing activities:
Net redemptions of short-term investments	55,975	—
Net proceeds from sale of discontinued operations	—	28,049
Capital expenditures, net	(765)	(1,655)
Other assets	60	47

Net cash provided by investing activities	55,270	26,441

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	5,715	1,542
Shares withheld for employee withholding taxes	(2,382)	(2,500)
Proceeds due to employees from employee sales of common stock	—	2,431
Tax benefits from employee stock plans, net of adjustments	49	1,265
Purchase of treasury stock	(25,474)	(8,553)

Net cash used in financing activities	(22,092)	(5,815)

Effect of exchange rate changes on cash	(822)	117

Net increase in cash and cash equivalents	36,690	28,161
Cash and cash equivalents at beginning of period(2)	42,270	77,716

Cash and cash equivalents at end of period(2)	$78,960	$105,877

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$12
Cash paid during the period for income taxes	724	448
Non-cash financing activities:
Treasury stock repurchase obligation	$1,111	$854
Tender offer purchase obligation	—	1,805
Reclassification of stock-based compensation balance to additional paid-in capital	2,174	—

(1)	The Condensed Consolidated Statements of Cash Flows is prepared on a combined basis and reported results include both continuing and discontinued operations for the six month periods ended September 30, 2005 and 2006.

(2)	Cash and cash equivalents includes $2,324 of cash and cash equivalents classified as discontinued operations as of March 31, 2006.

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reflecting the sale of portions of the Company’s international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Munich, Paris and Sao Paulo, discussed in Footnote B below, the Company was renamed “Diamond Management & Technology Consultants, Inc.” as of August 1, 2006. The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Market and has changed its web site to www.diamondconsultants.com. The Company now markets itself under the brand “Diamond.”

A.	Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Diamond Management & Technology Consultants, Inc., formerly DiamondCluster International, Inc., and its wholly-owned subsidiaries. In this Quarterly Report on Form 10-Q, we use the terms “Diamond,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. Prior period amounts related to discontinued operations reported on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statements of Operations”) have been reclassified and the Condensed Consolidated Balance Sheets aggregate amounts associated with discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of results for the full fiscal year.

B.	Discontinued Operations

In March 2006, the Company’s Board of Directors (the “Board”) approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of the international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for each period presented. North America, the U.K. and India are considered “continuing operations” and are reported as such in the condensed consolidated financial statements and related notes.

On July 19, 2006, the Company signed a definitive agreement to sell its consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo (the “transaction”). The transaction closed on July 31, 2006, at which time the buyer acquired the stock of five of the Company’s subsidiaries in France, Germany, Spain, Brazil, and the United Arab Emirates in a stock sale for approximately $31 million in cash. The Company recorded a gain from the sale, including an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million. As a result of the transaction, the accumulated foreign currency translation adjustments in the amount of $6.1 million were recognized in other comprehensive income.

Under the terms of the agreement, the Company has an opportunity to earn up to an additional $7 million in cash if the consulting units sold by the Company achieve certain revenue objectives during the first 18 months

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following the closing date of the transaction. As part of the transaction, 146 consulting professionals and 57 operations staff of Diamond became employees of the buyer. Additionally, on August 1, 2006 the Company changed its name to “Diamond Management & Technology Consultants, Inc.” and began marketing itself under the brand “Diamond.” The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Market.

All previously reported data from the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified in accordance with the reporting requirements of SFAS No. 144. The Condensed Consolidated Balance Sheets aggregate amounts associated with discontinued operations as described above. The Condensed Consolidated Statement of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented.

The restructuring liability associated with the discontinued operations was $4.1 million. As a result, the Company’s restructuring liability as of September 30, 2006 is $0.7 million and relates only to the continuing operations of the business.

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2005	2006(1)	2005	2006(1)

Net revenue	$12,461	$6,799	$25,168	$22,339
Total revenue	14,374	7,720	29,531	25,757
Gross margin	1,214	906	3,066	4,077
Loss from operations	(11,148)	(298)	(13,470)	(97)
Other income (expense)	(68)	1,295	(73)	1,213
Income (loss) from discontinued operations before income taxes	(11,216)	997	(13,543)	1,116
Income tax expense (benefit)	456	(552)	830	244
Income (loss) from discontinued operations (net of income taxes)	(11,672)	1,549	(14,373)	872
Net gain on disposal of discontinued operations (including income taxes)	—	23,036	—	23,036

(1)	The three and six month periods ending September 30, 2006 include operating results of discontinued operations for the period July 1, 2006 — July 31, 2006 and April 1, 2006 — July 31, 2006, respectively.

As a result of an international tax inspection of a Spanish subsidiary, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros with the international taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold in connection with the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, the Company agreed to indemnify the buyer for any liability related to this international tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately 8 years. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”) the Company has accrued 4.2 million Euros ($5.3 million) related to the tax indemnification obligation. The maximum potential amount of future payments under the tax indemnification obligation is 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advisors. In addition, the Company currently holds shares of Diamond’s common stock in an escrow account for the benefit of recovering from a third party any payments made by us under tax indemnification obligations in the sale transaction. The current value of those shares is $1.9 million. The $3.4 million net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet is comprised of the $5.3 million accrual net of the current value of the escrow shares, which is $1.9 million as of September 30, 2006.

C.	Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income (loss) per share for the three and six months ended September 30, 2005 and 2006 (in thousands):

	Three Months			Six Months
	Ended September 30,			Ended September 30,
	2005		2006	2005		2006

Shares used in computing basic income (loss) per share	33,270		32,681	33,622		32,625
Dilutive effect of stock options, SARs and restricted stock/units	1,387		833	2,488		1,296

Shares used in computing diluted income (loss) per share	34,657	(1)	33,514	36,110	(1)	33,921

Antidilutive securities not included in dilutive income (loss) per share calculation	8,151		8,687	4,461		7,349

(1)	In accordance with SFAS No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

D.	Geographic Data

The Company operates only in one segment, providing management and technology consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.

Data for the geographic regions in which the Company operates is presented below for continuing operations for the periods presented in the condensed consolidated statements of operations and the condensed consolidated balance sheets (in thousands):

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006

Net revenue:
North America	$34,000	$38,485	$68,640	$76,115
United Kingdom and Other	2,554	2,678	3,511	5,944

Total net revenue	$36,554	$41,163	$72,151	$82,059

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. During the three and six months ended September 30, 2006, the Company had one client that accounted for more than 10% of revenue from continuing operations.

	March 31,	September 30,
	2006	2006

Long-lived assets:
North America	$4,685	$4,110
United Kingdom and Other	68	86

Total long-lived assets	$4,753	$4,196

E.	Equity Transactions

On September 11, 2006, the Company amended the Shareholder Rights Agreement dated October 14, 2003 with Mellon Investor Services LLC and entered into a First Amendment to the Rights Agreement whereby the final expiration date of the rights was changed from October 15, 2013 to October 1, 2006 with the effect that the Shareholder Rights Agreement terminated on October 1, 2006.

During the quarter ended September 30, 2006, the Company repurchased approximately 1.0 million shares of Diamond common stock for an aggregate purchase price of $9.4 million. Of this amount, $0.9 million was due to the participating broker as of September 30, 2006 and was subsequently paid in October 2006.

During the quarter ended September 30, 2006, certain of the Company’s employees sold shares of Diamond common stock with the assistance of a third-party broker. As of September 30, 2006, the Company held proceeds from the sale of those shares aggregating $2.4 million, which is payable to the selling employees. The proceeds were distributed to those selling employees in October 2006.

During the quarter ended September 30, 2006, the Company completed a tender offer with certain former employees of former subsidiaries sold in the transaction described in Note B. The tender offer included the exchange of certain options to purchase shares of Diamond common stock and stock appreciation rights for cash. The tender offer resulted in the exchange of options and rights for cash aggregating $1.8 million, which is payable to the participating former employees as of September 30, 2006. Those amounts were distributed to the participating former employees in October 2006.

F.	Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB No. 108 provides guidance on quantifying the impact of correcting misstatements, including both carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has evaluated the impact of the adoption of SAB No. 108, and does not believe the adoption of SAB No. 108 will have an impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 increases consistency and comparability in fair value measurements and expands disclosures about fair value measurements. The Company does not believe that the adoption of SFAS No. 157 will impact the Company’s overall results of operations or financial position.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. The Company plans to adopt FIN No. 48 effective for the first quarter of the fiscal year ended March 31, 2008. FIN No. 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company is currently evaluating the impact of the adoption of FIN No. 48, but does not anticipate that it will affect the Company’s financial position or have more than a minimal impact on reported income and earnings per share.

G.	Subsequent Event

In November 2006, the Company declared a Board approved annual cash dividend of thirty cents per share of common stock outstanding payable to shareholders of record on November 20, 2006. The dividend will be paid in December 2006.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
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

Overview

Diamond is a premier global management and technology consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Our firm offers clients skills in strategy, technology, operations and program management to help companies reduce costs, increase flexibility, address changing regulations and markets, improve operations, and grow their businesses. We combine innovative strategic thinking, deep industry expertise, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients, utilizing small, multidisciplinary teams of consultants because we believe the most lasting and significant improvements occur when the client is integrally involved in the change.

In March 2006, the Company’s Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of the international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” in the financial statements and related notes. North America, the U.K. and India are considered “continuing operations.” All previously reported data from the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. The Condensed Consolidated Balance Sheets aggregate amounts associated with discontinued operations as described above. The Condensed Consolidated Statement of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented.

On July 19, 2006, we signed a definitive agreement to sell our consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo. The transaction closed on July 31, 2006. On August 1, 2006, the Company changed its name to “Diamond Management & Technology Consultants, Inc.” and began marketing itself under the brand “Diamond.” The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Market.

During the quarter ended September 30, 2006, we generated net revenue from continuing operations of $41.2 million from 63 clients. At September 30, 2006, we employed 502 consultants and 110 operations employees. Our operations include six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

based on our historical experience. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

We generate revenue in several different countries globally and our revenues and expenses are denominated in multiple currencies. The most common currencies that we operate under are the U.S. Dollar, the British Pound Sterling and the Indian Rupee. However, revenue is primarily denominated in the U.S. Dollar and as such, our consolidated revenues and expenses are not significantly impacted by fluctuations in foreign currency exchange rates.

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between net revenue and project personnel costs before reimbursable expenses to be an important measure of our operating performance. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Our practice headcount from continuing operations was 502 at September 30, 2006 compared to 449 at June 30, 2006 and 454 at September 30, 2005. Gross margin decreased 33% in the second quarter of fiscal year 2007 compared to the first quarter of fiscal year 2007 and decreased 36% in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. These decreases were primarily due to variable compensation accruals for the consulting staff of $5.3 million (comprised of a $4.1 million special bonus accrual and a $1.2 million bonus accrual for consulting staff based upon Diamond’s profit sharing formula) during the second quarter of fiscal year 2007. Absent the variable compensation accrual related to project personnel, gross margin would have remained essentially flat compared to the second quarter of fiscal year 2006 and would have increased 8% compared to the six months ended September 30, 2005 primarily due to revenue growth, partially offset by increased compensation costs and stock-based compensation expense associated with increased project personnel. Our annualized net revenue per continuing operations practice professional was $346 thousand for the second quarter of fiscal year 2007 compared to $368 thousand for the first quarter of fiscal year 2007 and $337 thousand for the second quarter of fiscal year 2006. The decrease compared to the first quarter of fiscal year 2007 is primarily related to the addition of 53 consultants, a 12% increase, to the project personnel headcount during the second quarter of fiscal year 2007 coupled with modest revenue growth.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space) and other administrative support for project personnel. During the quarter ended September 30, 2006, we recorded variable compensation accruals related to professional development and recruiting, marketing and sales, and management and administrative support personnel in the amount of $0.7 million (comprised of a $0.5 million special bonus accrual and $0.2 million bonus accrual for operations personnel based upon Diamond’s profit sharing formula). Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from continuing operations before taxes decreased 105% in the second quarter of fiscal year 2007 compared to the first quarter of fiscal year 2007 and decreased 107% in the second

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006 primarily due to the decreases in gross margin discussed above.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate related to continuing operations for the second quarter of fiscal year 2007 decreased to 64% compared to 70% the first quarter of fiscal year 2006 and increased from 61% reported for the second quarter of fiscal year 2006. The decrease compared to the first quarter of fiscal year 2007 is primarily related to a 12% increase in project personnel headcount during the second quarter of fiscal year 2007 coupled with modest revenue growth on a consolidated basis.

Free cash flow from continuing operations was $7.1 million for the six months ended September 30, 2006. Management believes that the free cash flow from continuing operations metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($7.4 million) net of capital expenditures ($1.6 million) and free cash outflow from discontinued operations ($1.3 million), provides a consistent metric from which the performance of the business may be monitored.

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

Results of Operations

In March 2006, our Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell a portion of our international operations. On July 19, 2006, we signed a definitive agreement to sell our consulting operations in Continental Europe, South America and the Middle East. The transaction closed on July 31, 2006. We reported the sold portions

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

of the international operations which included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo as “discontinued operations” for the three and six months ended September 30, 2006. North America, the U.K. and India are reported as “continuing operations.” Amounts for the three and six months ended September 30, 2005 below have been reclassified to conform with this presentation to allow for meaningful comparison.

The following table sets forth the percentage of net revenue of items included in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months			For the Six Months
	Ended September 30,			Ended September 30,
			Increase/			Increase/
	2005	2006	(Decrease)	2005	2006	(Decrease)

Revenue:
Net revenue	100%	100%	—%	100%	100%	—%
Reimbursable expenses	13	13	—	13	13	—

Total revenue	113	113	—	113	113	—
Project personnel expenses:
Project personnel costs before reimbursable expenses	63	79	16	66	74	8
Reimbursable expenses	13	13	—	13	13	—

Total project personnel expenses	76	92	16	79	87	8

Gross margin	37	21	(16)	34	26	(8)

Other operating expenses:
Professional development and recruiting	4	5	1	4	5	1
Marketing and sales	3	1	(2)	2	1	(1)
Management and administrative support	17	18	1	17	17	—
Restructuring charges (recovery)	6	—	(6)	3	—	(3)

Total other operating expenses	30	24	(6)	26	23	(3)

Income (loss) from operations	7	(3)	(10)	8	3	(5)
Other income, net	2	2	—	2	2	—

Income (loss) from continuing operations before income taxes	9	(1)	(10)	10	5	(5)
Income tax expense (benefit)	5	(1)	(6)	6	2	(4)

Income from continuing operations after income taxes	4	—	(4)	4	3	(1)
Discontinued operations:
Gain on disposal of discontinued operations including income tax benefit	—	56	56	—	28	28
Income (loss) from discontinued operations, net of income taxes	(32)	4	36	(20)	1	21

Net income (loss)	(28)%	60%	88%	(16)%	32%	48%

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Revenue

Net revenue from continuing operations increased $4.6 million, or 13%, in the quarter ended September 30, 2006 as compared to the same period in the prior fiscal year. Net revenue from continuing operations increased $9.9 million, or 14%, in the six months ended September 30, 2006 as compared to the same period in the prior fiscal year. These increases were primarily due to a modest improvement in the pricing of our client engagements as well as an increase in the number of clients that we served in the three and six months ended September 30, 2006 as we implement a plan to transition to a broader and less concentrated client base.

We served 63 clients during the second quarter of fiscal year 2007, compared to 43 clients during the second quarter of the prior fiscal year. Average revenue per client decreased to $0.7 million during the second quarter of fiscal year 2007 from $0.9 million during the second quarter of the prior fiscal year. Although revenue grew 13% in the comparative periods, the decrease in average revenue per client was primarily due to the large increase in the number of clients that we served in the second quarter of fiscal year 2007 compared to the same period in the prior year.

Revenue from continuing operations from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 9% of revenue during the quarter ended September 30, 2006, compared to 16% during the quarter ended September 30, 2005. For the quarters ended September 30, 2005 and 2006, billed fee revenue and new client revenue mix by the industries that we serve was as follows for continuing operations:

	Billed Fee Revenue		New Client Revenue
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
Industry	2005	2006	2005	2006

Financial Services	39%	31%	40%	38%
Insurance	22%	24%	28%	2%
Healthcare	15%	19%	21%	11%
Enterprise	11%	14%	0%	17%
Telecommunications	9%	8%	5%	24%
Public Sector	4%	4%	6%	8%

	100%	100%	100%	100%

We served 76 clients during the six months ended September 30, 2006, compared to 52 clients during the same period of the prior fiscal year. Average revenue per client decreased to $1.1 million during the six months ended September 30, 2006 from $1.4 million during the same period of the prior fiscal year. The decrease was primarily due to the increase in the number of clients that we served in the six months ended September 30, 2006.

Revenue from continuing operations from new clients accounted for 6% of revenue during the six months ended September 30, 2006, compared to 14% during the six months ended September 30, 2005. For the six months

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

ended September 30, 2005 and 2006, billed fee revenue and new client revenue mix by the industries that we serve was as follows for continuing operations:

	Billed Fee Revenue		New Client Revenue
	For the Six Months Ended		For the Six Months Ended
	September 30,		September 30,
Industry	2005	2006	2005	2006

Financial Services	36%	32%	29%	28%
Insurance	21%	25%	16%	0%
Healthcare	15%	19%	13%	17%
Enterprise	14%	12%	34%	20%
Telecommunications	10%	8%	3%	29%
Public Sector	4%	4%	5%	6%

	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses increased $9.5 million, or 41%, during the quarter ended September 30, 2006 as compared to the same period in the prior fiscal year. Project personnel costs before reimbursable expenses increased $13.2 million, or 28%, during the six months ended September 30, 2006 as compared to the same period in the prior fiscal year. These increases in project personnel costs are primarily due to a variable compensation accrual for the consulting staff of $5.3 million recorded during the second quarter of fiscal year 2007, in addition to increased compensation costs and stock-based compensation expense associated with increased project personnel. As a percentage of net revenue, project personnel costs before reimbursable expenses increased to 79% during the quarter ended September 30, 2006 compared to 63% in the same period of the prior fiscal year and increased to 74% during the six months ended September 30, 2006 compared to 66% in the same period of the prior fiscal year. Our annualized net revenue per continuing operations practice professional was $346 thousand for the second quarter of fiscal year 2007 compared to $368 thousand for the first quarter fiscal year 2007 and $337 thousand for the second quarter of fiscal year 2006. The decrease compared to the first quarter of fiscal year 2007 is primarily related to the 12% increase in project personnel headcount during the second quarter of fiscal year 2007, coupled with modest revenue growth during the quarter. The increase compared to the second quarter of fiscal year 2006 is primarily related to revenue growth, partially offset by a 9% increase in the average number of consultants during those periods.

Our utilization rate related to continuing operations for the second quarter of fiscal year 2007 decreased to 64% compared to 70% in the first quarter of fiscal year 2007 and increased from 61% reported for the second quarter of fiscal year 2006. The decrease in utilization compared to the first quarter of fiscal year 2006 is primarily related to the 12% increase in project personnel headcount in the second quarter of fiscal year 2007 compared to June 30, 2006, coupled with modest revenue growth during the period. Annualized voluntary attrition from continuing operations decreased to 22% for the quarter ended September 30, 2006, compared to 24% the same period in the prior fiscal year. Total annualized attrition, defined as voluntary attrition plus company initiated attrition, decreased to 24% for the quarter ended September 30, 2006, compared to 31% for the same period in the prior fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Professional Development and Recruiting

Professional development and recruiting expenses increased $0.4 million, or 28%, during the quarter ended September 30, 2006 as compared to the same period in the prior fiscal year. Professional development and recruiting expenses increased $1.3 million, or 43%, during the six months ended September 30, 2006 as compared to the same period of the prior fiscal year. These increases were primarily due to our increased campus and experienced recruiting initiatives as well as increases in the level of training, development and course conduct expenditures. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, and sourcing fees related to non-campus hire searches. As a result of the increases in headcount, our expenditures related to training in turn increased as we added to the number of training courses offered to employees in the three and six months ended September 30, 2006 compared to the same periods in the prior fiscal year.

Marketing and Sales

Marketing and sales expenses decreased $0.3 million, or 32%, during the quarter ended September 30, 2006 as compared to the same period in the prior fiscal year. Marketing and sales expenses decreased $0.2 million, or 14%, during the six months ended September 30, 2006 as compared to the same period in the prior fiscal year. These decreases were primarily due to decreased expenditures related the executive learning forum, known as the DiamondExchangetm, held during the quarter and six months ended September 30, 2006.

Management and Administrative Support

Management and administrative support expenses increased $1.1 million, or 18%, during the quarter ended September 30, 2006 as compared to the same period in the prior fiscal year. Management and administrative support expenses increased $1.8 million, or 15%, during the six months ended September 30, 2006 as compared to the same period in the prior fiscal year. These increases were primarily due to increases in compensation for management and administrative personnel including increases in stock-based compensation expense and a variable incentive compensation accrual recorded in the second quarter of fiscal year 2007. Management and administrative support expenses include the rent expense associated with our six offices in North America, the U.K. and India. Rent expense increased in both periods due to the opening of the New York City and Mumbai, India offices in March 2006. Additionally, in March 2006 we reversed part of a previously recorded restructuring accrual related to office space in Chicago since we now occupy and use that additional space for operations and training facilities.

Other Income, Net

Other income, net increased $0.3 million, or 29%, during the quarter ended September 30, 2006 as compared to the same period in the prior fiscal year. Other income, net increased $0.4 million, or 27%, during the six months ended September 30, 2006 as compared to the same period in the prior fiscal year. These increases are primarily due to increases in interest income resulting from higher interest rate yields and an increase in the cash and cash equivalent balances resulting from the proceeds received from the sale of the discontinued operations.

Income Tax Expense

We recorded an income tax benefit of $0.2 million, a 108% effective income tax rate, in the quarter ended September 30, 2006 compared to income tax expense of $1.9 million, a 56% effective income tax rate, during the same period in the prior fiscal year. The 108% effective income tax rate is a divergence from historical reported effective income tax rates occurring primarily as a result of the small amount of reported income in the quarter ended September 30, 2006. The increase in the income tax rate is principally due to tax benefits recorded for disqualifying dispositions of incentive stock options and intercompany transactions in the quarter ended September 30, 2006 compared with the same period in the prior fiscal year. We recorded income tax expense of $1.9 million,

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

a 48% effective income tax rate, in the six months ended September 30, 2006 compared to $4.7 million, a 64% effective income tax rate, during the same period in the prior fiscal year. The decrease in the income tax rate for the six-months ended September 30, 2006 is principally due to lower international tax losses compared with the same period in the prior fiscal year. Due to valuation allowances on international deferred tax assets, international losses are not tax-benefited and therefore, can create a significant difference and variation between our effective tax rate and our statutory tax rate.

We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the losses we incurred during fiscal years 2002 and 2003. Based on the reported income in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.2 million of the valuation allowance as of March 31, 2005. As of September 30, 2006, the remaining continuing operations valuation allowance against deferred tax assets was $38.3 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards that are not expected to be realized.

Discontinued Operations

In March 2006, our Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell the portions of our international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the three and six months ended September 30, 2006. All previously reported data from the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. On July 19, 2006, we signed a definitive agreement to sell our consulting operations reported as discontinued operations. The transaction closed on July 31, 2006. The Company recorded a net gain from the sale, net of an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million. Refer to footnote “B” to the condensed consolidated financial statements for a summary of the components of the operating results of discontinued operations in the three and six months ended September 30, 2005 and 2006.

Liquidity and Capital Resources

The following table describes our liquidity and financial position as of September 30, 2005 and 2006:

	September 30,
	2005	2006
	(In millions)

Working capital(1)	$81.2	$102.1
Cash and cash equivalents(1)	$79.0	$105.9
Non-utilized bank credit facilities(1)	$9.2	$7.1
Stockholders’ equity	$90.4	$111.1

(1)	Amounts reported as of September 30, 2005 include combined (continuing and discontinued) operations. Amounts reported as of September 30, 2006 include only continuing operations.

Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations and proceeds received upon the exercise of stock options by our employees. These internal sources of liquidity have been adequate to support our operating and capital expenditure

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

requirements as well as to provide the funding needed for our stock repurchase program. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and common stock dividend requirements at least through fiscal year 2008.

In November 2006, the Company declared a Board approved annual cash dividend of thirty cents per share of common stock outstanding payable to shareholders of record on November 20, 2006. The dividend will be paid in December 2006. The Company expects the December 2006 dividend payment to be approximately $10 million.

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 125 basis points, at our discretion. This line of credit is reduced, as necessary, to account for letters of credit outstanding that secure our office leases. As of September 30, 2006, these letters of credit totaled $2.9 million. As of September 30, 2006, there were no outstanding borrowings and we had approximately $7.1 million available under this line of credit. This line of credit is set to expire on July 31, 2007. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

From time-to-time, the Company undergoes various tax examinations and audits at its holding company and subsidiary locations. As a result of an international tax inspection of a Spanish subsidiary, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros with the international taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold as part of the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, the Company agreed to indemnify the buyer for any liability related to this international tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately 8 years. In accordance with FIN No. 45, the Company has accrued 4.2 million Euros ($5.3 million) related to the tax indemnification obligation. The maximum potential amount of future payments under the tax indemnification obligation is 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors. In addition, we currently hold shares of Diamond’s common stock in an escrow account for the benefit of recovering from a third party any payments made by us under tax indemnification obligations in the sale transaction. The current value of those shares is $1.9 million. The $3.4 million net tax indemnification obligation reported on the Condensed Consolidated Statement of Operations is comprised of the $5.3 million accrual net of the current value of the escrow shares, which is $1.9 million as of September 30, 2006.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows from Operating Activities

During the six months ended September 30, 2006, net cash provided by operating activities was $7.4 million. This primarily resulted from the following activities (amounts in millions):

Six Months Ended
September 30, 2006

Net income	$26.0
Non-cash items	9.0
Net gain on disposal of discontinued operations	(22.5)
Restructuring recovery	(0.5)
Deferred income taxes	(1.0)
Total increases in cash flows from operating activities due to changes in assets and liabilities	8.1
Total decreases in cash flows from operating activities due to changes in assets and liabilities	(11.7)

Net cash provided by operating activities	$7.4

•	Non-cash items aggregating $9.0 million are excluded from the net income of $26.0 million to arrive at net cash provided by operating activities. The principal non-cash items were due to stock-based compensation ($8.1 million) and depreciation and amortization ($0.9 million). These non-cash items are summarized as follows (in millions):

Six Months Ended
September 30, 2006

Stock-based compensation	$8.1
Depreciation and amortization	0.9

Total non-cash items	$9.0

•	A net gain on the disposal of discontinued operations before income taxes ($22.5 million) is also excluded from the net income of $26.0 million to arrive at net cash provided by operating activities.

•	A recovery of previously accrued restructuring charges was recorded in the six months ended September 30, 2006 for $0.5 million and is also excluded from the net income of $26.0 million to arrive at cash flows from operations.

•	Deferred income taxes increased $1.0 million during the six months ended September 30, 2006 primarily due to non-deductible stock-based compensation expense. This change is also excluded from the net income of $26.0 million to arrive at cash flows from operations.

•	The total increase in cash flows from operating activities due to changes in assets and liabilities was $8.1 million. The increase was the result of an increase in accrued compensation ($2.5 million), an increase

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

in income taxes payable ($1.3 million), an increase in accrued vacation ($1.2 million), and an increase in other accrued liabilities ($3.1 million). The increases are summarized as follows (in millions):

Six Months Ended
September 30, 2006

Accrued compensation	$2.5
Income taxes payable	1.3
Accrued vacation	1.2
Other accrued liabilities	3.1

Total increases in cash flows from operating activities due to changes in assets and liabilities	$8.1

•	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $11.7 million. The decrease was primarily the result of an increase in accounts receivable ($9.5 million), cash outflows which reduced the restructuring accrual ($1.2 million), including payments under contractual lease obligations, a decrease in accounts payable ($0.5 million), and an increase in prepaid expenses and other ($0.5 million). The decreases are summarized as follows (in millions):

Six Months Ended
September 30, 2006

Accounts receivable	$(9.5)
Restructuring accrual	(1.2)
Accounts payable	(0.5)
Prepaid expenses and other	(0.5)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(11.7)

Net cash used in operating activities related to the discontinued operations was $1.3 million for the six months ended September 30, 2006.

Our billings from continuing operations for the three and six months ended September 30, 2006 totaled $47.0 million and $93.7 million, respectively, compared to $41.9 million and $81.7 million for the three and six months ended September 30, 2005, respectively. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from revenue generating projects. These amounts include value added tax (“VAT”) (which are not included in net revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance from continuing operations of $16.3 million at September 30, 2006 represented 31 days of billings for the quarter ended September 30, 2006. At September 30, 2005, the gross receivable balance from continuing operations was $11.5 million which represented 25 days of billings for the quarter ended September 30, 2005. The increase in accounts receivable at September 30, 2006 as compared to September 30, 2005 was principally due to the timing of client payments as well as an increase in net revenue. The increase in days of billings in accounts receivable from continuing operations was primarily due to the timing of client billings and payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, it is not indicative of a trend in the business.

Cash Flow from Investing Activities

Cash provided by investing activities was $26.4 million for the six months ended September 30, 2006, due to the net proceeds received from the sale of discontinued operations of $28.0 million offset by capital expenditures of

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$1.6 which were primarily related to leasehold improvements in the Chicago office and purchases of computer hardware.

Cash Flow from Financing Activities

Cash used in financing activities was $5.8 million for the six months ended September 30, 2006 resulting from the repurchase of Diamond common stock totaling $8.5 million and $2.5 million for employee shares withheld for tax purposes and for the option exercise price, offset by $2.4 million in proceeds due to employees from employee sales of common stock at September 30, 2006, $1.5 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan and $1.3 million of tax benefit for stock-based compensation credited to additional paid-in capital.

Treasury Stock Transactions

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005 and July 2006, the Board authorized the repurchase of an additional $50.0 million and $35.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $110.0 million. During the quarter ended September 30, 2006, we repurchased approximately 1.0 million shares at an average price of $9.47. As of September 30, 2006, the amount available for repurchase under the Board authorization was $44.1 million.

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

Foreign Currency Risk

This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the six months ended September 30, 2006. As a result of the sale of portions of the Company’s international consulting operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, the Company expects foreign currency risk to be reduced as the Company’s revenue and expenses from continuing operations are primarily denominated in the U.S. Dollar.

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

Other than changes to the following risk factors there have been no material changes to our Risk Factors as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the quarter. During the quarter ended September 30, 2006, we had one client that individually accounted for 15% of our net revenue from continuing operations. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable, we could be subject to significant financial exposure.

A Significant or Prolonged Economic Downturn Could Have a Material Adverse Effect on Our Results of Operations.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. Although current economic conditions have improved over previous quarters, future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. Net revenue (before out-of-pocket expense reimbursements) related to continuing operations for the quarter ended September 30, 2006 increased 13% compared to the quarter ended September 30, 2005. We have implemented cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if economic environment should weaken for a prolonged period.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Board of Directors has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to six million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005 and July 2006, the Board authorized the repurchase of an additional $50.0 million and $35.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $110.0 million. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended September 30, 2006, the Company repurchased approximately 1.0 million shares at an average price of $9.47. The Company did not repurchase shares during the month of July 2006 as a result of the pending transaction at that time to sell certain portions of the business reported as discontinued operations. As of September 30, 2006, the amount available for repurchase under the Board authorization was $44.1 million.

	Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Approximate
			Purchased as Part of	Dollar Value of Shares
	Total Number of	Average Price Paid	Publicly Announced	That May be Purchased
Period	Shares Purchased(1)	per Share(1)(2)	Plans	Under the Plan

July 1, 2006 — July 31, 2006	—	—	—	$53,479,945
August 1, 2006 — August 31, 2006	563,733	$9.11	563,493	$48,348,405
September 1, 2006 — September 30, 2006	430,035	$9.94	430,035	$44,073,653

(1)	In addition to purchases made under the Company’s publicly announced Buy-Back Program, included in this column are transactions under the Company’s stock-based compensation plans involving the delivery to the Company of 240 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

(2)	Average price paid per share of stock repurchased under the Buy-Back Program is execution price, including commissions paid to brokers.

Item 3.

None

Item 4.	Submission of Matters to a Vote of Security Holders

On September 12, 2006, the Company held its annual meeting of stockholders in Chicago, Illinois. Donald R. Caldwell, Alan C. Kay, Samuel K. Skinner and Arnold R. Weber were elected by the stockholders to serve as Class I members of the Board of Directors for three-year terms expiring at the 2009 annual meeting of stockholders. The classification of directors is to effect three-year staggered terms, with no other differences in director rights. The vote on this matter is set forth below. In addition, the stockholders voted to ratify the appointment of KPMG LLP by the Audit Committee and the Board of Directors, as the Company’s independent registered auditors for the fiscal year 2007 ending on March 31, 2007. There were no broker non-votes for these matters voted upon by the stockholders.

1. Election of Directors

			Total
Name	For	Withheld	Votes Present

Donald R. Caldwell	26,266,902	3,684,731	29,951,633
Alan C. Kay	18,708,712	11,242,921	29,951,633
Samuel K. Skinner	27,169,225	2,782,408	29,951,633
Arnold R. Weber	27,188,890	2,762,743	29,951,633

2. A proposal to ratify the appointment of KPMG LLP as independent auditors for the fiscal year 2007 ending March 31, 2007. The proposal was approved by a vote of the stockholders as follows:

For	Against	Abstained	Broker Non-Votes	Total Votes Present (% of Total)

29,623,261	304,667	23,705	0	29,951,633 (90.4%)

Item 5.

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3	.1 (a)*	Form of Restated Certificate of Incorporation of the Company
3	.2*	Amended and Restated By-Laws
10	.1*	Stock Purchase Agreement dated July 19, 2006 by and between DiamondCluster International B.V. and Mercer Management Consulting, Inc.
10	.2*	Diamond Management & Technology Consultants, Inc. Amended and Restated 1998 Equity Incentive Plan
31	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K dated October 1, 2006 (Termination of Shareholders Rights Agreement announcement)
Form 8-K dated October 26, 2006 (Quarterly earnings and revised guidance announcement)
Form 8-K dated November 8, 2006 (Dividend declaration)

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY
CONSULTANTS, INC.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: November 8, 2006

By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer

Date: November 8, 2006