Form 10-K/A
period 2006-03-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2006-11-21
CIK 924940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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
Nasdaq Global Market
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2006, initially filed on June 14, 2006, (the “Annual Report”) to delete in its entirety Note (3) to the consolidated financial statements titled “Accumulated Other Comprehensive Income” in the original filing and substituting in lieu thereof an amended Note (3) to the consolidated financial statements titled “Accumulated Other Comprehensive Income” set forth below to correct a clerical error which resulted in the inverted captions on each of the two components of accumulated other comprehensive income titled “Foreign currency translation adjustments” and “Unrealized gain on investment.”
     Except as described above, this Amendment does not change any previously reported financial results or otherwise amend the Annual Report as previously filed. Furthermore, except for the matters described above, this Amendment does not update or otherwise amend the Annual Report as previously filed for changes in events, estimates or other developments subsequent to the date of the original filing of the Annual Report on June 14, 2006. The following item, Note (3) to the consolidated financial statements, has been corrected as a result of this Amendment to read as follows:
(3) Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income from combined (continuing and discontinued) operations as of March 31, 2005 and 2006 were as follows (amounts in thousands):

	2005	2006
Unrealized gain on investment	$120	$105
Foreign currency translation adjustments	2,540	2,368

Accumulated other comprehensive income	$2,660	$2,473

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Management & Technology Consultants, Inc.
By:	/s/ Adam J. Gutstein
Adam J. Gutstein
Chief Executive Officer

Date: November 21, 2006

3