Form 10-Q
period 2006-12-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2007-02-06
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

As of January 31, 2007, there were 31,512,326 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2006

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2006	2006
	(Unaudited)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$69,899	$82,422
Accounts receivable, net of allowance of $629 and $630 as of March 31, 2006 and December 31, 2006, respectively	11,908	11,764
Deferred tax asset — current portion	1,457	1,270
Prepaid expenses	2,055	4,092
Other current assets	1,050	1,528
Current assets of discontinued operations	21,097	—

Total current assets	107,466	101,076
Computers, equipment, leasehold improvements and software, net	1,431	2,447
Restricted cash	5,493	6,310
Deferred tax asset — long term portion	8,008	6,966
Other assets	3,322	1,897
Non-current assets of discontinued operations	2,767	—

Total assets	$128,487	$118,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,260	$1,759
Accrued compensation	4,966	7,526
Income taxes payable	899	474
Deferred revenue	999	1,357
VAT payable	1,203	1,573
Accrued vacation	655	1,713
Other accrued liabilities	6,528	6,651
Current liabilities of discontinued operations	14,746	—

Total current liabilities	32,256	21,053
Restructuring accrual, less current portion	527	394
Net tax indemnification obligation	—	3,168
Non-current liabilities of discontinued operations	3,816	—

Total liabilities	36,599	24,615

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 300,000 shares authorized, 40,071 and 40,024 shares issued as of March 31, 2006 and December 31, 2006, respectively	40	40
Additional paid-in capital	623,760	625,699
Accumulated other comprehensive income (loss)	2,473	(2,688)
Accumulated deficit	(456,878)	(437,704)

	169,395	185,347
Less Common Stock in treasury, at cost, 7,572 shares held at March 31, 2006 and 8,331 shares held at December 31, 2006	77,507	91,266

Total stockholders’ equity	91,888	94,081

Total liabilities and stockholders’ equity	$128,487	$118,696

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Net revenue	$34,244	$43,736	$106,395	$125,795
Reimbursable expenses	4,185	5,422	13,288	16,203

Total revenue	38,429	49,158	119,683	141,998
Project personnel expenses:
Project personnel costs before reimbursable expenses	25,633	28,797	72,901	89,280
Reimbursable expenses	4,185	5,422	13,288	16,203

Total project personnel expenses	29,818	34,219	86,189	105,483

Gross margin	8,611	14,939	33,494	36,515

Other operating expenses:
Professional development and recruiting	1,850	2,662	4,832	6,914
Marketing and sales	776	1,182	2,365	2,541
Management and administrative support	6,471	6,892	18,642	20,840
Restructuring charges (recovery)	10	—	2,360	(24)

Total other operating expenses	9,107	10,736	28,199	30,271

Income (loss) from operations	(496)	4,203	5,295	6,244
Other income, net	675	972	2,229	2,952

Income from continuing operations before income taxes	179	5,175	7,524	9,196
Income tax expense	1,208	2,631	5,923	4,546

Income (loss) from continuing operations after income taxes	(1,029)	2,544	1,601	4,650
Discontinued operations:
Gain (loss) on disposal of discontinued operations, including income tax benefit of $574 for the nine months ended December 31, 2006	—	(147)	—	22,889
Income (loss) from discontinued operations, net of income taxes	1,658	457	(12,715)	1,329

Discontinued operations, net of income taxes	1,658	310	(12,715)	24,218

Net income (loss)	629	2,854	(11,114)	28,868
Foreign currency translation adjustments	(98)	214	(205)	(5,091)
Unrealized gain (loss) on investment	(15)	(13)	(62)	(70)

Comprehensive income (loss)	$516	$3,055	$(11,381)	$23,707

Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$(0.03)	$0.08	$0.05	$0.14
Income (loss) from discontinued operations	0.05	0.01	(0.38)	0.75

Net income (loss)	$0.02	$0.09	$(0.33)	$0.90

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$(0.03)	$0.08	$0.05	$0.14
Income (loss) from discontinued operations	0.05	0.01	(0.36)	0.72

Net income (loss)	$0.02	$0.08	$(0.32)	$0.85

Shares used in computing basic income (loss) per share of common stock	32,521	31,647	33,254	32,120
Shares used in computing diluted income (loss) per share of common stock	32,521	33,675	34,948	33,771

The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$2,320	$2,580	$6,554	$8,323
Professional development and recruiting	23	21	51	77
Marketing and sales	79	95	281	262
Management and administrative support	624	697	1,663	2,260

SBC from continuing operations	3,046	3,393	8,549	10,922
SBC included in income (loss) from discontinued operations	933	—	2,851	527

	3,979	3,393	11,400	11,449
SBC recorded against the gain on disposal of discontinued operations	—	—	—	1,379

Total SBC	$3,979	$3,393	$11,400	$12,828

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(In thousands)

	For the Nine Months
	Ended December 31,
	2005	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(11,114)	$28,868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charges (recovery)	11,193	(478)
Depreciation and amortization	2,103	1,410
Stock-based compensation	11,400	11,449
Gain on sale of discontinued operations	—	(22,315)
Deferred income taxes	4,521	1,212
Changes in assets and liabilities:
Accounts receivable	(4,029)	(5,359)
Prepaid expenses and other	157	(645)
Accounts payable	(516)	(948)
Accrued compensation	(4,506)	3,304
Restructuring accrual	(4,976)	(1,255)
Other assets and liabilities	(128)	3,919

Net cash provided by operating activities	4,105	19,162

Cash flows from investing activities:
Increase in restricted cash	—	(817)
Net purchases of short-term investments	55,975	—
Net proceeds from sale of discontinued operations	—	27,920
Capital expenditures, net	(1,029)	(1,934)
Other assets	60	47

Net cash provided by investing activities	55,006	25,216

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	6,279	7,024
Shares withheld for employee withholding taxes	(3,362)	(5,086)
Tender offer cash distributions	—	(1,805)
Common stock cash dividends	—	(9,716)
Tax benefits from employee stock plans, net of adjustments	26	2,088
Purchase of treasury stock	(32,711)	(26,967)

Net cash used in financing activities	(29,768)	(34,462)

Effect of exchange rate changes on cash	(373)	283

Net increase in cash and cash equivalents	28,970	10,199
Cash and cash equivalents at beginning of period	42,270	72,223 (2)

Cash and cash equivalents at end of period	$71,240	$82,422

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48	$12
Cash paid during the period for income taxes	1,216	710
Non-cash financing activities:
Treasury stock repurchase obligation	$1,625	$—
Reclassification of stock-based compensation balance to additional paid-in capital	2,174	—

(1)	The Condensed Consolidated Statements of Cash Flows is prepared on a combined basis and reported results include both continuing and discontinued operations for the nine month periods ended December 31, 2005 and 2006.

(2)	Cash and cash equivalents includes $2,324 of cash and cash equivalents classified as discontinued operations as of March 31, 2006.

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reflecting the sale of portions of the Company’s international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, discussed in Note C below, the Company was renamed “Diamond Management & Technology Consultants, Inc.” as of August 1, 2006. The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Market and has changed its web site to www.diamondconsultants.com. The Company now markets itself under the brand “Diamond.”

A.	Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Diamond Management & Technology Consultants, Inc., formerly DiamondCluster International, Inc., and its wholly-owned subsidiaries. In this Quarterly Report on Form 10-Q, we use the terms “Diamond,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. Prior period amounts related to discontinued operations reported on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statements of Operations”) have been reclassified and the Condensed Consolidated Balance Sheets aggregate amounts associated with discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as noted in Note B below. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of results for the full fiscal year.

B.	Restricted Cash

The Company deposited $5.5 million in a U.S. dollar bank account during the fourth quarter of fiscal year 2006 in support of the bank guarantee of 4.3 million Euros, described in Note C below. Upon review of the terms of the restrictions of the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets as of December 31, 2006. Prior period amounts have been reclassified to conform with this presentation. Restricted cash totaled $5.5 million and $6.3 million at March 31, 2006 and December 31, 2006, respectively. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately 8 years. The $0.8 million increase in restricted cash during the nine months ended December 31, 2006 is primarily related to a collateral increase, as required by the guarantor, for the annual regulatory interest charged on the international tax inspection liability and foreign exchange fluctuation.

C.	Discontinued Operations

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

On July 19, 2006, the Company signed a definitive agreement to sell its consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo (the “transaction”). The transaction closed on July 31, 2006, at which time the buyer acquired the stock of five of the Company’s subsidiaries in France, Germany, Spain, Brazil, and the United Arab Emirates in a stock sale for approximately $31 million in cash. The Company recorded a gain from the sale, including an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded an adjustment to reduce the gain to $22.9 million during the third quarter of fiscal year 2007 to reflect a change in estimate of the net assets sold. As a result of the transaction, the accumulated foreign currency translation adjustments in the amount of $6.1 million were recognized in other comprehensive income.

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

The restructuring liability associated with the discontinued operations was $4.1 million. As a result, the Company’s restructuring liability as of December 31, 2006 is $0.6 million and relates only to the continuing operations of the business.

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2005	2006	2005	2006

Net revenue	$15,307	$—	$40,475	$22,339
Total revenue	17,663	—	47,194	25,757
Gross margin	5,759	—	8,825	4,077
Income (loss) from operations	1,906	(35)	(11,564)	(132)
Other income (expense)	(6)	—	(79)	1,213
Income (loss) from discontinued operations before income taxes	1,900	(35)	(11,643)	1,081
Income tax expense (benefit)	242	(492)	1,072	(248)
Income (loss) from discontinued operations (net of income taxes)	1,658	457	(12,715)	1,329
Net gain (loss) on disposal of discontinued operations (including income taxes)	—	(147)	—	22,889

As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold in connection with the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, the Company agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately 8 years. The maximum potential amount of future payments under the tax indemnification obligation is 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”). The Company currently holds shares of Diamond’s common stock in an escrow account for the benefit of recovering from a third party any payments made by the Company under tax indemnification obligations in the sale transaction. The current value of those shares is $2.3 million. The $3.2 million net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet is comprised of the $5.5 million accrual net of the current value of the escrow shares.

D.	Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income (loss) per share for the three and nine months ended December 31, 2005 and 2006 (in thousands):

	Three Months			Nine Months
	Ended December 31,			Ended December 31,
	2005		2006	2005		2006

Shares used in computing basic income (loss) per share	32,521		31,647	33,254		32,120
Dilutive effect of stock options, SARs and restricted stock/units	—		2,028	1,694		1,651

Shares used in computing diluted income (loss) per share	32,521	(1)	33,675	34,948	(2)	33,771

Antidilutive securities not included in dilutive income (loss) per share calculation	12,027		1,870	7,185		4,479

Dilutive securities not included in net income (loss) per share due to loss	762		—	—		—

(1)	In accordance with SFAS No. 128, “Earnings Per Share,” the Company reported a loss from continuing operations and therefore used basic shares in computing all other per-share amounts.

(2)	In accordance with SFAS No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

E.	Geographic Data

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data for the geographic regions in which the Company operates is presented below for continuing operations for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Balance Sheets (in thousands):

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2005	2006	2005	2006

Net revenue:
North America	$33,072	$40,424	$101,712	$116,539
United Kingdom and India	1,172	3,312	4,683	9,256

Total net revenue	$34,244	$43,736	$106,395	$125,795

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. During the three and nine months ended December 31, 2006, the Company had one client that accounted for 13% of revenue from continuing operations.

	March 31,	December 31,
	2006	2006

Long-lived assets:
North America	$4,685	$4,260
United Kingdom and India	68	84

Total long-lived assets	$4,753	$4,344

F.	Equity Transactions

On September 11, 2006, the Company amended the Shareholder Rights Agreement dated October 14, 2003 with Mellon Investor Services LLC and entered into a First Amendment to the Rights Agreement whereby the final expiration date of the rights was changed from October 15, 2013 to October 1, 2006 with the effect that the Shareholder Rights Agreement terminated on October 1, 2006.

During the quarter ended September 30, 2006, certain of the Company’s employees sold shares of Diamond common stock with the assistance of a third-party broker. As of September 30, 2006, the Company held proceeds from the sale of those shares aggregating $2.4 million, which was payable to the selling employees. The proceeds were distributed to those selling employees in October 2006.

During the quarter ended September 30, 2006, the Company completed a tender offer to certain former employees of former subsidiaries sold in the transaction described in Note C above. The tender offer included the exchange of certain options to purchase shares of Diamond common stock and stock appreciation rights for cash. The tender offer resulted in the exchange of options and stock appreciation rights for cash distributions aggregating $1.8 million, which was payable to the participating former employees as of September 30, 2006. Those amounts were distributed to the participating former employees in October 2006.

During the quarter ended December 31, 2006, the Company repurchased approximately 1.5 million shares of Diamond common stock for an aggregate purchase price of $17.6 million.

On November 7, 2006, the Company declared a Board approved annual cash dividend of thirty cents per share of common stock outstanding payable to shareholders of record on November 20, 2006. The dividend payment totaled approximately $9.7 million and was paid on December 8, 2006.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Recently Issued Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. The Company plans to adopt FIN No. 48 effective for the first quarter of the fiscal year ended March 31, 2008. FIN No. 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company is currently evaluating the impact of the adoption of FIN No. 48, but does not anticipate that it will affect the Company’s financial position or have a material impact on reported income and earnings per share.

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

Overview

Diamond is a management and technology consulting firm. Recognizing that information and technology shape market dynamics, Diamond’s small teams of experts work across functional and organizational boundaries to improve growth and profitability. Since the greatest value in a strategy, and its highest risk, resides in its implementation, Diamond also provides proven execution capabilities. We deliver three critical elements to every project: fact-based objectivity, spirited collaboration, and sustainable results.

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

During the quarter ended December 31, 2006, we generated net revenue from continuing operations of $43.7 million from 60 clients. At December 31, 2006, we employed 503 consultants and 108 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. We consider the relationship between net revenue and project personnel costs before reimbursable expenses to be an important measure of our operating performance. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Our practice headcount from continuing operations was 503 at December 31, 2006 compared to 502 at September 30, 2006 and 435 at December 31, 2005. Gross margin increased 73% in the third quarter of fiscal year 2007 compared to the second quarter of fiscal year 2007 primarily due to increased net revenue during the third quarter of fiscal year 2007 as well as a decrease in the bonus accrual and stock-based compensation for practice personnel in the third quarter of fiscal year 2007 compared to the second quarter. The bonus accrual for the second quarter of fiscal year 2007 included a special bonus of $4.1 million. Gross margin increased 73% in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006 primarily due to increased net revenue in the third quarter of fiscal year 2007 partially offset by increased compensation costs associated with increased project personnel. Our annualized net revenue per continuing operations practice professional was $348 thousand for the third quarter of fiscal year 2007 compared to $346 thousand for the second quarter of fiscal year 2007 and $308 thousand for the third quarter of fiscal year 2006. The increase compared to the second quarter of fiscal year 2007 is primarily related to the improvement in rate realization partially offset by a seasonally reduced chargeability due to a higher number of vacation days taken by practice personnel during the third quarter of fiscal year 2007. The increase compared to the third quarter of fiscal year 2006 is primarily related to revenue growth during the third quarter of fiscal year 2007.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and content development and delivery costs for training courses. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information systems, human resources, facilities (including the renting of office space) and other administrative support for project personnel. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from continuing operations increased $5.6 million in the third quarter of fiscal year 2007 compared to the second quarter of fiscal year 2007 and increased $4.7 million in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006 primarily due to the increases in gross margin discussed above.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate related to continuing operations for the third quarter of fiscal year 2007 decreased to 60% compared to 64% the second quarter of fiscal year 2007 and remained flat compared to the third quarter of fiscal year 2006. The decrease in utilization compared to the second quarter of fiscal year 2007 is primarily related to a higher number of vacation days taken by practice personnel during the third quarter of fiscal year 2007.

Free cash flow from continuing operations was $18.6 million for the nine months ended December 31, 2006. Management believes that the free cash flow from continuing operations metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($19.2 million) net of capital expenditures ($1.9 million) and free cash outflow from discontinued operations ($1.3 million), provides a consistent metric from which the performance of the business may be monitored.

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

Results of Operations

In March 2006, our Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell a portion of our international operations. On July 19, 2006, we signed a definitive agreement to sell our consulting operations in Continental Europe, South America and the Middle East. The transaction closed on July 31, 2006. We reported the sold portions of the international operations which included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo as “discontinued operations” for the three and nine months ended December 31, 2006. North America, the U.K. and India are reported as “continuing operations.” Amounts for the three and nine months ended December 31, 2005 below have been reclassified to conform with this presentation to allow for meaningful comparison.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table sets forth the percentage of net revenue of items included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,
			Increase/			Increase/
	2005	2006	(Decrease)	2005	2006	(Decrease)

Revenue:
Net revenue	100%	100%	—%	100%	100%	—%
Reimbursable expenses	12	12	—	13	13	—

Total revenue	112	112	—	113	113	—
Project personnel expenses:
Project personnel costs before reimbursable expenses	75	66	(9)	68	71	3
Reimbursable expenses	12	12	—	13	13	—

Total project personnel expenses	87	78	(9)	81	84	3

Gross margin	25	34	9	32	29	(3)

Other operating expenses:
Professional development and recruiting	5	6	1	5	6	1
Marketing and sales	2	2	—	2	2	—
Management and administrative support	19	16	(3)	18	16	(2)
Restructuring charges (recovery)	—	—	—	2	—	(2)

Total other operating expenses	26	24	(2)	27	24	(3)

Income (loss) from operations	(1)	10	11	5	5	—
Other income, net	2	2	—	2	2	—

Income from continuing operations before income taxes	1	12	11	7	7	—
Income tax expense	4	6	2	5	3	(2)

Income (loss) from continuing operations after income taxes	(3)	6	9	2	4	2
Discontinued operations:
Gain (loss) on disposal of discontinued operations including income tax benefit	—	—	—	—	18	18
Income (loss) from discontinued operations, net of income taxes	5	1	(4)	(12)	1	13

Net income (loss)	2%	7%	5%	(10)%	23%	33%

Revenue

Net revenue from continuing operations increased $9.5 million, or 28%, in the quarter ended December 31, 2006 as compared to the same period in the prior fiscal year. Net revenue from continuing operations increased $19.4 million, or 18%, in the nine months ended December 31, 2006 as compared to the same period in the prior fiscal year. These increases were primarily due to a modest improvement in the pricing of our client engagements as

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

well as an increase in the number of clients that we served in the three and nine months ended December 31, 2006 as we implement a plan to transition to a broader and less concentrated client base.

We served 60 clients during the third quarter of fiscal year 2007, compared to 52 clients during the third quarter of the prior fiscal year. Average revenue per client remained flat at $0.7 million during the third quarter of fiscal year 2007 compared to the third quarter of the prior fiscal year.

Revenue from continuing operations from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 7% of revenue during the quarter ended December 31, 2006, compared to 5% during the quarter ended December 31, 2005. For the quarters ended December 31, 2005 and 2006, billed fee revenue and new client revenue mix by the industries that we serve was as follows for continuing operations:

	Billed Fee Revenue		New Client Revenue
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
Industry	2005	2006	2005	2006

Financial Services	41%	33%	29%	33%
Insurance	23%	28%	10%	0%
Healthcare	12%	19%	11%	8%
Enterprise	12%	12%	28%	19%
Telecommunications	9%	4%	22%	23%
Public Sector	3%	4%	0%	17%

	100%	100%	100%	100%

We served 90 clients during the nine months ended December 31, 2006, compared to 66 clients during the same period of the prior fiscal year. Average revenue per client decreased to $1.4 million during the nine months ended December 31, 2006 from $1.6 million during the same period of the prior fiscal year. The decrease was primarily due to the increase in the number of clients that we served in the nine months ended December 31, 2006.

Revenue from continuing operations from new clients accounted for 9% of revenue during the nine months ended December 31, 2006, compared to 20% during the nine months ended December 31, 2005. For the nine months ended December 31, 2005 and 2006, billed fee revenue and new client revenue mix by the industries that we serve was as follows for continuing operations:

	Billed Fee Revenue		New Client Revenue
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
Industry	2005	2006	2005	2006

Financial Services	38%	32%	34%	36%
Insurance	21%	26%	20%	3%
Healthcare	14%	19%	15%	20%
Enterprise	13%	12%	24%	19%
Telecommunications	10%	7%	4%	14%
Public Sector	4%	4%	3%	8%

	100%	100%	100%	100%

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses increased $3.2 million, or 12%, during the quarter ended December 31, 2006 as compared to the same period in the prior fiscal year. This increase in project personnel costs is primarily due to increased compensation costs associated with increased project personnel. Project personnel costs before reimbursable expenses increased $16.4 million, or 22%, during the nine months ended December 31, 2006 as compared to the same period in the prior fiscal year. This increase is primarily due to an increase in the variable compensation accrual for practice personnel including a $4.1 million special bonus recorded during the second quarter of fiscal year 2007, in addition to increased compensation costs and stock-based compensation expense associated with increased project personnel. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased to 66% during the quarter ended December 31, 2006 compared to 75% in the same period of the prior fiscal year and increased to 71% during the nine months ended December 31, 2006 compared to 68% in the same period of the prior fiscal year. Our annualized net revenue per continuing operations practice professional was $348 thousand for the third quarter of fiscal year 2007 compared to $346 thousand for the second quarter fiscal year 2007 and $308 thousand for the third quarter of fiscal year 2006. The increase compared to the second quarter of fiscal year 2007 is primarily related to the improvement in rate realization partially offset by a seasonally reduced chargeability due to a higher number of vacation days taken by practice personnel during the third quarter of fiscal year 2007. The increase compared to the third quarter of fiscal year 2006 is primarily related to revenue growth during the third quarter of fiscal year 2007.

Our utilization rate related to continuing operations for the third quarter of fiscal year 2007 decreased to 60% compared to 64% in the second quarter of second year 2007 and remained flat compared to the third quarter of fiscal year 2006. The decrease in utilization compared to the second quarter of fiscal year 2007 is primarily related to a higher number of vacation days taken by practice personnel during the third quarter of fiscal year 2007. Annualized voluntary attrition from continuing operations decreased to 10% for the quarter ended December 31, 2006, compared to 15% the same period in the prior fiscal year. Total annualized attrition, defined as voluntary attrition plus company initiated attrition, decreased to 15% for the quarter ended December 31, 2006, compared to 23% for the same period in the prior fiscal year.

Professional Development and Recruiting

Professional development and recruiting expenses increased $0.8 million, or 44%, during the quarter ended December 31, 2006 as compared to the same period in the prior fiscal year. Professional development and recruiting expenses increased $2.1 million, or 43%, during the nine months ended December 31, 2006 as compared to the same period of the prior fiscal year. These increases were primarily due to our increased campus and experienced recruiting initiatives as well as increases in the level of training, development and course conduct expenditures. During the quarter ended December 31, 2006, we also held two new partner training courses known as the Partner Leadership Academy. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, and sourcing fees related to non-campus hire searches. As a result of the increases in headcount, our expenditures related to training in turn increased as we added to the number of training courses offered to employees in the three and nine months ended December 31, 2006 compared to the same periods in the prior fiscal year.

Marketing and Sales

Marketing and sales expenses increased $0.4 million, or 52%, during the quarter ended December 31, 2006 as compared to the same period in the prior fiscal year. This increase was primarily due to increased expenditures related the executive learning forum, known as the DiamondExchangetm, held during the quarter ended December 31, 2006. Marketing and sales expenses increased $0.2 million, or 7%, during the nine months ended

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

December 31, 2006 as compared to the same period in the prior fiscal year. This increase was primarily due to expenses related to re-branding of the new Company name during the nine months ended December 31, 2006.

Management and Administrative Support

Management and administrative support expenses increased $0.4 million, or 7%, during the quarter ended December 31, 2006 as compared to the same period in the prior fiscal year. Management and administrative support expenses increased $2.2 million, or 12%, during the nine months ended December 31, 2006 as compared to the same period in the prior fiscal year. Management and administrative support expenses include the rent expense associated with our six offices in North America, the U.K. and India. Rent expense increased in both periods due to the opening of the New York City and Mumbai, India offices in March 2006. Additionally, we now occupy and use additional space for operations and training facilities in Chicago. Management and administrative support expense also increased during the nine months ended December 31, 2006 as compared to the same period in the prior fiscal year due to an increase in stock-based compensation expense.

Other Income, Net

Other income, net increased $0.3 million, or 44%, during the quarter ended December 31, 2006 as compared to the same period in the prior fiscal year. Other income, net increased $0.7 million, or 32%, during the nine months ended December 31, 2006 as compared to the same period in the prior fiscal year. These increases are primarily due to increases in interest income resulting from higher interest rate yields and an increase in the cash and cash equivalent balances resulting from the proceeds received from the sale of the discontinued operations in July 2006.

Income Tax Expense

We recorded income tax expense of $2.6 million, a 51% effective income tax rate, in the quarter ended December 31, 2006 compared to income tax expense of $1.2 million, a 675% effective income tax rate, during the same period in the prior fiscal year. The 675% effective income tax rate is primarily the result of the small amount of reported income in the quarter ended December 31, 2005 after the elimination of intercompany transactions with discontinued operations for which tax expense was reported. The decrease in the income tax rate is also due to lower international tax losses compared with the same period in the prior fiscal year. We recorded income tax expense of $4.5 million, a 49% effective income tax rate, in the nine months ended December 31, 2006 compared to $5.9 million, a 79% effective income tax rate, during the same period in the prior fiscal year. The decrease in the income tax rate for the nine-months ended December 31, 2006 is principally due to lower international tax losses compared with the same period in the prior fiscal year. Due to valuation allowances on international deferred tax assets, international losses are not tax-benefited and therefore, can create a significant difference and variation between our effective tax rate and our statutory tax rate.

We have deferred tax assets which have arisen primarily as a result of operating losses incurred in fiscal year 2002 and fiscal year 2003, as well as temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the losses we incurred during fiscal years 2002 and 2003. Based on the reported income in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.2 million of the valuation allowance as of March 31, 2005. As of December 31, 2006, the remaining continuing operations valuation allowance against deferred tax assets was $39.9 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards that are not expected to be realized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Discontinued Operations

In March 2006, our Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell the portions of our international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the three and nine months ended December 31, 2006. All previously reported data from the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. On July 19, 2006, we signed a definitive agreement to sell our consulting operations reported as discontinued operations. The transaction closed on July 31, 2006. The Company recorded a net gain from the sale, net of an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded an adjustment to reduce the gain to $22.9 million during the third quarter of fiscal year 2007 to reflect a change in estimate of the net assets sold. Refer to Note C to the condensed consolidated financial statements for a summary of the components of the operating results of discontinued operations in the three and nine months ended December 31, 2005 and 2006.

Liquidity and Capital Resources

The following table describes our liquidity and financial position as of December 31, 2005 and 2006:

	December 31,
	2005	2006
	(In millions)

Working capital(1)	$77.6	$80.0
Cash and cash equivalents(1)	$71.2	$82.4
Non-utilized bank credit facilities(1)	$9.2	$7.1
Stockholders’ equity	$87.2	$94.1

(1)	Amounts reported as of December 31, 2005 include combined (continuing and discontinued) operations. Amounts reported as of December 31, 2006 include only continuing operations.

Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations, proceeds received upon the exercise of stock options by our employees and in fiscal year 2007, proceeds from the sale of portions of our international operations reported as discontinued operations. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and common stock dividend requirements at least through fiscal year 2008.

On November 7, 2006, the Company declared a Board approved annual cash dividend of thirty cents per share of common stock outstanding payable to shareholders of record on November 20, 2006. The dividend payment totaled approximately $9.7 million and was paid on December 8, 2006.

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 125 basis points, at our discretion. This line of credit is reduced, as necessary, to account for letters of credit outstanding that secure our office leases. As of December 31, 2006, these letters of credit totaled $2.9 million. As of December 31, 2006, there were no outstanding borrowings and we had approximately $7.1 million available under this line of credit. This line of credit is set to expire on July 31, 2007. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

From time-to-time, the Company undergoes various tax examinations and audits at its holding company and subsidiary locations. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros with the Spanish taxing authority in order to appeal such authority’s assessment. The bank guarantee is secured by $6.3 million classified as restricted cash as of December 31, 2006. The Spanish subsidiary was sold as part of the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, the Company agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately 8 years. The maximum potential amount of future payments under the tax indemnification obligation is 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in FIN No. 45. We currently hold shares of Diamond’s common stock in an escrow account for the benefit of recovering from a third party any payments made by us under tax indemnification obligations in the sale transaction. The current value of those shares is $2.3 million. The $3.2 million net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet is comprised of the $5.5 million accrual net of the current value of the escrow shares.

Cash Flows from Operating Activities

During the nine months ended December 31, 2006, net cash provided by operating activities was $19.2 million. This primarily resulted from the following activities (amounts in millions):

Nine Months Ended
December 31, 2006

Net income	$28.9
Non-cash items	12.8
Net gain on disposal of discontinued operations	(22.3)
Restructuring recovery	(0.5)
Deferred income taxes	1.2
Total increases in cash flows from operating activities due to changes in assets and liabilities	7.3
Total decreases in cash flows from operating activities due to changes in assets and liabilities	(8.2)

Net cash provided by operating activities	$19.2

•	Non-cash items aggregating $12.8 million are excluded from the net income of $28.9 million to arrive at net cash provided by operating activities. The principal non-cash items were due to stock-based compensation ($11.4 million) and depreciation and amortization ($1.4 million). These non-cash items are summarized as follows (in millions):

Nine Months Ended
December 31, 2006

Stock-based compensation	$11.4
Depreciation and amortization	1.4

Total non-cash items	$12.8

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	A net gain on the disposal of discontinued operations before income taxes ($22.3 million) is also excluded from the net income of $28.9 million to arrive at net cash provided by operating activities.

•	A recovery of previously accrued restructuring charges was recorded in the nine months ended December 31, 2006 for $0.5 million and is also excluded from the net income of $28.9 million to arrive at cash flows from operations.

•	Deferred income taxes decreased $1.2 million during the nine months ended December 31, 2006 primarily due to the utilization of net operating loss and AMT credit carryforwards in the U.S. This change is also excluded from the net income of $28.9 million to arrive at cash flows from operations.

•	The total increase in cash flows from operating activities due to changes in assets and liabilities was $7.3 million. The increase was the result of an increase in accrued compensation ($3.3 million), an increase in accrued vacation ($1.1 million), an increase in income taxes payable ($0.5 million), an increase in deferred revenue ($0.2 million) and an increase in other accrued liabilities ($2.2 million). The increases are summarized as follows (in millions):

Nine Months Ended
December 31, 2006

Accrued compensation	$3.3
Accrued vacation	1.1
Income taxes payable	0.5
Deferred revenue	0.2
Other accrued liabilities	2.2

Total increases in cash flows from operating activities due to changes in assets and liabilities	$7.3

•	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $8.2 million. The decrease was primarily the result of an increase in accounts receivable ($5.4 million), cash outflows which reduced the restructuring accrual ($1.3 million), including payments under contractual lease obligations, a decrease in accounts payable ($0.9 million), and an increase in prepaid expenses and other ($0.6 million). The decreases are summarized as follows (in millions):

Nine Months Ended
December 31, 2006

Accounts receivable	$(5.4)
Restructuring accrual	(1.3)
Accounts payable	(0.9)
Prepaid expenses and other	(0.6)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(8.2)

Net cash used in operating activities related to the discontinued operations was $1.3 million for the nine months ended December 31, 2006.

Our billings from continuing operations for the three and nine months ended December 31, 2006 totaled $49.7 million and $143.4 million, respectively, compared to $38.9 million and $120.6 million for the three and nine months ended December 31, 2005, respectively. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from revenue generating projects. These amounts include value added tax (“VAT”) (which are not included in net revenue) and billings to clients for reimbursable expenses. Our gross accounts

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

receivable balance from continuing operations of $12.4 million at December 31, 2006 represented 23 days of billings for the quarter ended December 31, 2006. At December 31, 2005, the gross receivable balance from continuing operations was $11.5 million which represented 27 days of billings for the quarter ended December 31, 2005. The increase in accounts receivable at December 31, 2006 as compared to December 31, 2005 was principally due to an increase in net revenue. The decrease in days of billings in accounts receivable from continuing operations was primarily due to the timing of client billings and payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.

Cash Flow from Investing Activities

Cash provided by investing activities was $25.2 million for the nine months ended December 31, 2006, due to the net proceeds received from the sale of discontinued operations of $27.9 million offset by an increase in restricted cash of $0.8 million and capital expenditures of $1.9 which were primarily related to leasehold improvements in the Chicago office and purchases of computer hardware.

Cash Flow from Financing Activities

Cash used in financing activities was $34.5 million for the nine months ended December 31, 2006 resulting from the repurchase of Diamond common stock totaling $27.0 million, common stock cash dividends of $9.7 million, tender offer cash distributions of $1.8 million and shares withheld for employee withholding taxes of $5.1 million, offset by $7.0 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan and $2.1 million of tax benefit for stock-based compensation credited to additional paid-in capital.

Treasury Stock Transactions

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005 and July 2006, the Board authorized the repurchase of an additional $50.0 million and $35.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $110.0 million. During the quarter ended December 31, 2006, we repurchased approximately 1.5 million shares at an average price of $11.46. As of December 31, 2006, the amount available for repurchase under the Board authorization was $26.5 million.

Summary

We believe that our current cash balances, existing lines of credit, and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal year 2008. If necessary, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities. However, there is no assurance that such financing would be available to us on acceptable terms, or at all.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the nine months ended December 31, 2006. As a result of the sale of portions of the Company’s international consulting operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, the Company expects foreign currency risk to be reduced as the Company’s revenue and expenses from continuing operations are primarily denominated in the U.S. Dollar.

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in a number of legal claims or proceedings concerning matters arising in the ordinary course of business. However, we do not expect that any of these matters, individually or in the aggregate, will have a material effect or impact on our results of operation or financial condition.

Item 1A.	Risk Factors

As a result of the November 7, 2006 cash dividend declaration, the Company hereby deletes in its entirety the risk factor reported in its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 entitled “We Currently Do Not Intend to Pay Dividends.”

Other than the changes to the risk factors below, there have been no other material changes to our Risk Factors as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the quarter. During the quarter ended December 31, 2006, we had one client that individually accounted for 13% of our net revenue from continuing operations. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable, we could be subject to significant financial exposure.

A Significant or Prolonged Economic Downturn Could Have a Material Adverse Effect on Our Results of Operations.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. Although current economic conditions have improved over previous quarters, future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. Net revenue (before out-of-pocket expense reimbursements) related to continuing operations for the quarter ended December 31, 2006 increased 28% compared to the quarter ended December 31, 2005. We have implemented cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if economic environment should weaken for a prolonged period.

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 1B.  Unresolved Staff Comments

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Board of Directors has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 0.7 million were subject to repurchase as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005 and July 2006, the Board authorized the repurchase of an additional $50.0 million and $35.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $110.0 million. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended December 31, 2006, the Company repurchased approximately 1.5 million shares at an average price of $11.46. As of December 31, 2006, the amount available for repurchase under the Board authorization was $26.5 million.

	Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Approximate
			Purchased as Part of	Dollar Value of Shares
	Total Number of	Average Price Paid	Publicly Announced	That May be Purchased
Period	Shares Purchased(1)	per Share(1)(2)	Plans	Under the Plan

October 1, 2006 — October 31, 2006	453,850	$11.53	453,850	$38,839,390
November 1, 2006 — November 30, 2006	646,696	$11.22	642,975	$31,624,567
December 1, 2006 — December 31, 2006	435,300	$11.74	435,300	$26,512,865

(1)	In addition to purchases made under the Company’s publicly announced Buy-Back Program, included in this column are transactions under the Company’s stock-based compensation plans involving the delivery to the Company of 3,721 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

(2)	Average price paid per share of stock repurchased under the Buy-Back Program is execution price, including commissions paid to brokers.

Item 3.

None

Item 5.

None

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3	.1(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
31	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K dated February 1, 2007 (Quarterly earnings and guidance announcement)

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY
CONSULTANTS, INC.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: February 6, 2007

By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer

Date: February 6, 2007