Form 10-K
period 2007-03-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2007-06-08
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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

Common Stock, par value $.001 per share
Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.  Yes ☐     No ☑

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

As of September 30, 2006 there were 32,222,727 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of September 30, 2006 was an estimated $319.0 million, computed based upon the closing price of $11.14 per share on September 30, 2006.

As of May 31, 2007, there were 31,570,830 shares of Common Stock of the Registrant outstanding.

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Annual Report on Form 10-K for the Fiscal Year Ended
March 31, 2007

PART I

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

In this Annual Report on Form 10-K, we use the terms “Diamond,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Diamond Management & Technology Consultants, Inc., formerly DiamondCluster International, Inc. from November 2000 through August 2006 and Diamond Technology Partners Incorporated from its founding in 1994 through November 2000, and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends March 31.

Available Information

The executive offices of Diamond Management & Technology Consultants, Inc. are located at Suite 3000, John Hancock Center, 875 North Michigan Avenue, Chicago, Illinois 60611, and our telephone number is (312) 255-5000. Our stock is traded on the NASDAQ Global Market under the symbol “DTPI.” Our internet address is http://www.diamondconsultants.com. We make available free of charge on the Investor Relations section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Item 1.	Business

Overview

Diamond is a management and technology consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Recognizing that information and technology shape market dynamics, Diamond’s small teams of experts work across functional and organizational boundaries to improve growth and profitability. Since the greatest value in a strategy, and its highest risk, resides in its implementation, Diamond also provides proven execution capabilities. Diamond delivers three critical elements to every project: fact-based objectivity, spirited collaboration, and sustainable results.

Our firm offers our clients skills in strategy, technology, operations and program management to help companies improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. We combine innovative strategic thinking, industry expertise, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients using small, multidisciplinary teams because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. Our multidisciplinary approach enables our consultants to develop and execute innovative strategies that may not be identified by consulting firms that use more traditional team structures. We go to market by vertical industry and focus on businesses that are strategically dependent upon technology, and in particular information technology. We currently serve clients primarily in five industries: financial services, insurance, healthcare, telecommunications, and the public sector. The Company also has an industry practice it calls “Enterprise” that serves clients across several industries, including manufacturing, retail, distribution, travel and transportation, and consumer packaged goods.

In July 2006, the Company sold portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo for $29.5 million. The

Company may also earn up to an additional $7 million in cash if the consulting operations in those markets achieve certain revenue objectives through January 2008. These operations are reported as “discontinued operations” in the financial statements and related notes. The Company retained its consulting practices in North America, the U.K. and India, which are markets of global strategic focus. These operations are considered “continuing operations.” All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. The Consolidated Balance Sheets aggregate amounts associated with the discontinued operations as described above. The Consolidated Statement of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

During the fiscal year ended March 31, 2007, we generated net revenue of $168.7 million from 105 clients. At March 31, 2007, we employed 507 consultants and 106 operations employees. Our physical locations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

Our Competitive Strengths

We combine innovative strategic thinking, in-depth vertical industry expertise, a thorough understanding of information technology and its applications, complex program management skills and a global perspective to deliver economic impact for our clients. We offer clients the skills of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We help our clients use information technology to improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. We believe the following attributes, in combination, distinguish us from our competitors:

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

Strategic Industry Insight and Expertise.  We focus on serving vertical industries that are strategically dependent on information technology: financial services, insurance, healthcare, telecommunications, and the public sector. We also have an industry practice we call “Enterprise” that serves clients across several vertical industries, including manufacturing, retail, distribution, travel and transportation and consumer packaged goods. We believe our vertical industry focus enables us to define strategies and deliver results that effectively address the market dynamics, regulatory environments, and business opportunities facing our clients.

Continuous Innovation.  We believe that an enduring, high-quality consulting firm must have three basic qualities: employ highly talented people, maintain a track record of high-impact work, and have the ability to continuously generate new and relevant intellectual capital. While a number of consulting firms have talented people and strong client track records, the ability to continuously generate new intellectual capital is more difficult. Diamond has a systematic approach to innovation, which ensures that we stay ahead of the intellectual capital curve and deliver highly advanced thinking to our clients across industries and within industries.

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

Our Growth Strategy

Our goal is to become the consultant of choice for clients looking for an objective partner to help them understand and leverage information technology to improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. Our business model is designed to allow us to be an objective and trusted advisor who provides the highest value of services to our clients from strategy through execution. We believe our business model provides our Company with a fundamental differentiation because it requires a collaborative approach with the client, utilizes multidisciplinary teams, and effectively leverages the ongoing stream of new intellectual capital in our organization. The following strategies guide our actions as we grow our business:

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

Continue to Diversify Across Industries and Geographic Locations.  We believe that diversifying our business across industries and key geographies will allow the Company to have steady growth through economic, business, and technology cycles. We serve clients in five key industries: financial services, insurance, healthcare, telecommunications, and the public sector. The Company also has an industry it calls “Enterprise” that serves clients across several vertical industries, including manufacturing, retail, distribution, travel and transportation and consumer packaged goods. We believe that our vertical market focus provides a scalable structure for growth. We expect the number of vertical markets we serve, as well as the services we offer and geographic locations in which we work, to change and grow as our expertise and client demands evolve. For example, we expect to see the consumer packaged goods industry emerge from the Enterprise sector as a significant vertical practice area. We currently serve clients across the globe through offices in North America, the U.K. and India.

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

Our Services

Diamond provides services that help leading organizations worldwide understand and leverage information technology to improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. We offer clients the skills of a traditional information technology service provider, with the objective, advisory role of the traditional strategic consulting firms. We currently operate globally with offices in North America, the United Kingdom, and India. We sell our services to “c-level” executives and their senior leadership teams.

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

Vertical Industries Served

We currently serve clients primarily in five vertical industries: financial services, insurance, healthcare, telecommunications, and the public sector. We are working to grow healthcare and the public sector as a percent of revenues because these industries are less cyclical and increase long-term revenue predictability. The Company also has a vertical practice it calls “Enterprise” that serves clients across several vertical industries, including manufacturing, retail, distribution, travel and transportation and consumer packaged goods.

Financial Services Practice.  Our financial services industry practice provides services to capital markets firms, retail brokerages, asset managers, credit card issuers, credit card processors and payment system operators, and full-service retail and commercial banks. We help these financial services clients with the issues they face today, including the need to manage large technology and business transformations, grow revenues by developing information management strategies, improve service, improve productivity through strategic sourcing, assist with compliance and risk management initiatives, and assess various leading technologies. Our clients include four of the top five investment banks, the top three universal banks, three of the top four credit card brands as well as a number of other firms. Examples include Goldman Sachs Group Inc. and American Express. During fiscal year 2007, financial services clients represented approximately 32% of billed fee revenue.

Insurance Practice.  Our insurance practice provides services to life, property and casualty, reinsurance, and brokerage firms. We advise and collaborate with our clients to help them unlock the market value of their business strategies such as: improving the return on marketing and sales investments through customer experience improvement across acquisition, cross-sell and retention areas; exploiting the use of emergent data to create competitive advantage through improved insight and decision making; creating more flexible product and service delivery architectures that increase speed to market and product profitability; evaluating strategic positioning in context of converging insurance, financial services and healthcare value chains; designing targeted solutions to meet the growing retirement populations’ needs using IT innovation to drive global growth; and improving distribution service platforms. Representative clients in the insurance industry have included: Allstate Corporation (P&C and Life segments), The Hartford (P&C and Life segment) and Willis Group Holdings Limited. During fiscal year 2007, insurance clients represented approximately 26% of billed fee revenue.

Healthcare Practice.  Our healthcare industry practice provides services across the healthcare value chain. Our clients include major pharmaceutical, biotech, device, health insurance, provider and disease management companies. We help our healthcare clients address some of their most important business and technology issues in the areas of consumer directed healthcare strategy and execution, IT optimization and value extraction, integrated business and technology architecture, process and planning and large transformational program management. Representative healthcare clients have included: Pfizer Inc., Bayer HealthCare LLC, Connecticut General Life Insurance Company and Aetna Life Insurance Company. During fiscal year 2007, healthcare clients represented approximately 19% of billed fee revenue.

Enterprise Practice.  The enterprise practice is a cross-industry practice. Its role is to identify, incubate, and scale new vertical practices. The enterprise practice serves clients across several vertical industries, including manufacturing, retail, distribution, travel and transportation, and consumer packaged goods. We help our clients find solutions for complex business and technology problems such as trade promotion management, sales & operations planning, pricing, transformational technology platforms, and data analytics. We help our clients better understand customer needs across the value chain, increase visibility to their customers, and assist with strategic alternatives to maximize growth and operating income. The enterprise practice has included clients such as: United States Gypsum (USG), Kraft, PepsiAmericas, Fisher Scientific International, Inc (Thermo Fisher Scientific), American Greetings Corporation, Deere & Company, and Lowe’s Companies, Inc. During fiscal year 2007, enterprise practice clients represented approximately 13% of billed fee revenue.

Telecommunications Practice.  Our telecommunications industry practice provides services to operators, vendors, and content providers in the equipment, wireless, cable, and fixed line markets as well as media and entertainment. We assist our telecommunications clients with business and marketing strategy, customer behavior insight, profit improvement, wireless and broadband strategy and execution, convergence, and IT assessment and strategy issues. Representative telecommunications clients have included: Sprint PCS and U.S. Cellular Corp. During fiscal year 2007, telecommunications clients represented approximately 6% of billed fee revenue.

Public Sector Practice.  The public sector practice provides services to U.S. local, state, and federal government agencies. Issues facing this sector today include increased scrutiny to demonstrate performance and measurable results for spending, the need to improve operational efficiency, demand for agencies to become more citizen-centric by minimizing complexity and improving responsiveness, and homeland security. Representative clients in the public sector have included: the U.S. Department of Justice, the Chicago Transit Authority, and a major U.S. national laboratory. During fiscal year 2007, public sector clients represented approximately 4% of billed fee revenue.

In December of 2006, the Company established the Diamond Information & Analytics Center in Mumbai to extend its information and analytics capabilities. The Company anticipates being able to add value to clients across all verticals by helping them to better understand and compete in their markets. The center is staffed by professionals with advanced statistics and econometrics capabilities.

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

Books, surveys, and published viewpoints provide intellectual capital for our business development programs. Books published by employees or Fellows in the past include: Unleashing the Killer App: Digital Strategies for Market Dominance, The Seven Steps to Nirvana: Strategic Insights into eBusiness Transformation, and E-Learning: Strategies for Delivering Knowledge in the Digital Age. Recent surveys conducted by the Company, or in conjunction with an academic institution, include: “The 2007 Global IT Outsourcing Study,” “The 2006 Global IT Outsourcing Study,” and “IT Portfolio Management: Challenges and Best Practices.” Recently published viewpoints produced by the Company include: “WiMAX Outlook in the US Market: Implications for Service Providers,” “Wireless: The Next Frontier for the Media & Entertainment Industry,” “Curing Customer Churn,” “IT Total Capacity Management,” “Real ID — The Art of the Possible,” “Structural Innovation for the 21st Century,” “A New Business Model for Card Payments,” “The New Economics of Information and Analytics: 5 Key Drivers for Success,” “The Right Way Towards SOA,” “Building a More Inclusive Financial System in India,” and “Is the Indian Market Ready to go Virtual for Mobile?”

Capture Phase

Capture programs are designed to create relationships with interested executives, while continuing to showcase the Company’s capabilities. We build relationships directly through our partners, as well as collaboratively with our Diamond Network (see below).

DiamondExchangetm (DX)  DiamondExchange programs are designed to deepen and broaden relationships with prospective and existing client executives while engaging in a dialog about strategic business issues. CEOs and other senior executives within our target vertical industries are invited to participate in the Exchange, and to become regular members. DiamondExchange events are designed to build community among our member executives, guest participants, Diamond partners, our Diamond Fellows and Client Relationship Executives (see below). The content of the DiamondExchange program showcases the Company’s capabilities, drawing on findings from recent client work and primary and secondary research to help executives understand the strategic risks and opportunities of emerging technologies.

The DiamondExchange offers several different learning forums at different locations throughout the year. We hold two large meetings per year and a series of smaller, more intimate sessions. In fiscal year 2007, our two main events were entitled: “The Battle for the Customer” and “Competing in the Networked Economy.”

The shorter events allow executives to explore more detailed topics. Diamond develops proprietary research and shares the findings with members and research participants. In fiscal year 2007, the topics for these sessions were “Outsmarting Outsourcing,” “Killer Platforms: How Architecture Shapes Competition” and “Competitive Implications of Consumer Driven Healthcare” which was co-hosted by Goldman Sachs. We also offered a half-day tour of the MIT Media Lab “The Social Implications of Information,” and a dinner “Healthcare Innovation: An Employer’s Perspective.”

Diamond Network.  Diamond maintains a network of experts to augment its skills and relationships. Members of the Diamond Network help the firm to enhance its understanding of emerging marketplace developments, provide new client introductions, and enhance the value we provide to our clients. The network has two components: Diamond Fellows and Client Relationship Executives.

Diamond Fellows.  The Diamond Fellows are a group of recognized business and technology leaders associated with Diamond. Diamond Fellows provide us with a set of skills that augment and enhance the value that we can provide to our clients. Diamond Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the DiamondExchange program, and participate in client projects. Diamond Fellows are contractually committed to dedicate a certain number of days annually to Diamond to support marketing and client work. Diamond Fellows are compensated with a combination of equity and per diem payments for services provided to us, or to our clients, on our behalf. As of March 31, 2007, we had ten Diamond Fellows including:

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

Chunka Mui is a writer and consultant on business issues at the intersection of strategy and technology. Mr. Mui also chairs Diamond’s Diamond Fellows advisory group. Mr. Mui is perhaps best known as the co-author of the best selling book, Unleashing the Killer App, which the New York Times in 1998 called a “practical and persuasive guide” to the dramatic changes being wrought by technology. Mr. Mui was a Partner with Diamond from 1996 to 2003.

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

Client Relationship Executives.  Client Relationship Executives, or CREs, provide an alternative relationship development channel for Diamond. Our CREs are retired executives, executives-in-transition, and independent consultants. The program leverages these executives’ senior-level contacts within our targeted vertical industries. The program is also designed to enhance brand awareness of our capabilities among industry sector senior executives. CREs do not directly offer Diamond services, but facilitate introductions to industry buyers of consulting services. Our CREs have non-exclusive contracts with Diamond and are typically paid on a commission basis. At March 31, 2007, we had 20 CREs, the majority of which are former EVPs, CIOs and COOs.

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

Intellectual Capital Alliances.  In an increasingly complex business environment, intellectual capital alliances enhance Diamond’s ability to deliver technology savvy strategies and high-impact results. Our Intellectual Capital Alliance program is designed to provide Diamond’s professionals and clients with early access to market-leading hardware and software, as well as to provide specialized services and training. Diamond works with selected companies to develop its intellectual capital and provide the best ideas to its clients with lower execution risk and accelerated speed-to-market.

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

All of our intellectual capital alliances are non-exclusive agreements designed to deliver benefits to both organizations through knowledge sharing and joint marketing. Diamond does not recognize revenue for work performed by any alliance company and there are no fees associated with joining the Intellectual Capital Alliance program.

Key Network Alliance companies include Embarcadero Technologies, Hewlett-Packard, Oracle, SAP America, Inc., SAS Institute, Inc. and Troux Technologies. As of March 31, 2007, there were three companies in our Strategic Alliance program: IBM, Microsoft and Sun Microsystems.

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

Ongoing Communications & Direct Mail.  Current and former clients are kept on a list to receive relevant intellectual capital from the Company, including survey results, viewpoints, and reprints of relevant articles.

Employees and Culture

Employees.  As of March 31, 2007, Diamond had 613 employees. Of these employees, 507 were client-serving professionals and 106 were management and administrative personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems, and administrative support. The responsibilities of our partners include client relationship development, business development, client management, program management, thought leadership, professional staff development, and mentoring. As of March 31, 2007, we had 72 practice partners.

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

Traditional management and strategy consulting firms that focus on advising managements on organization and corporate strategy. Many of the traditional strategic consulting firms have added services in information technology.

Systems integration and IT consulting firms that design and implement technology solutions, including software installation, for departments and enterprises. These firms have grown in size and scope of services, including the provision of offshore software development.

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

Executive Officers of the Registrant

At present, our executive officers are as follows:

Name	Age	Position

Melvyn E. Bergstein	65	Chairman of the Board of Directors
Adam J. Gutstein	44	President, Chief Executive Officer and Director
Karl E. Bupp	45	Chief Financial Officer and Treasurer
William R. McClayton	62	Chief Administrative Officer and Secretary
John J. Sviokla	49	Vice Chairman and Director

Melvyn E. Bergstein co-founded Diamond Technology Partners, Inc. (“Diamond”) in January 1994 and served as our Chairman and Chief Executive Officer until April 1, 2006, at which time he stepped down as CEO. Mr. Bergstein has been a member of our Board of Directors (“Board”) since January 1994, and he remains our Chairman. Prior to co-founding the company, Mr. Bergstein held several senior executive positions with Technology Solutions Company from 1991 to 1993. Prior to that time, Mr. Bergstein held several senior positions with other consulting firms, including twenty-one years in various positions with Andersen Consulting, now Accenture.

Adam J. Gutstein joined Diamond as a partner in January 1994 and became President and Chief Executive Officer on April 1, 2006. He has served as a director of the Company since August of 1999. From July 1998 to April 2000, Mr. Gutstein served as Chief Operating Officer of the Company. From May 2000 through March 2006 Mr. Gutstein held various leadership positions in North America, Europe, Latin America and Asia. He served as Managing Director of International Operations from July 2003 and became President of the Company in June 2004. Prior to joining Diamond, Mr. Gutstein was a Vice President at Technology Solutions Company and a Manager with Andersen Consulting, now Accenture.

Karl E. Bupp joined Diamond in April 1994 as a partner and Vice President of Financial Planning responsible for our internal planning, analysis, and treasury functions. Since July 1998, Mr. Bupp has served as our Chief Financial Officer and Treasurer. Prior to joining Diamond, Mr. Bupp was the Corporate Controller, and Director of Planning and Treasury Services for Technology Solutions Company. From 1985 to 1993, he held various financial management and analyst positions with MCI Telecommunications Corporation.

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

John J. Sviokla joined the Company in September 1998 as a partner and Vice President and became a member of our board of directors in August 1999. Since April 1, 2000, Dr. Sviokla has served as Vice Chairman. Prior to joining Diamond, Dr. Sviokla was a professor at the Harvard Business School from October 1986 to August 1998. His pioneering work on Marketspace established Harvard’s first course on electronic commerce, and he co-authored the seminal articles Managing in the Marketspace and Exploiting the Virtual Value Chain, both appearing in the Harvard Business Review. Dr. Sviokla has authored over 90 articles and cases, has edited books, and has been a consultant to large and small companies around the world. He is or has been a guest professor at many universities including Kellogg, MIT, The London Business School, the Melbourne Business School, and the Hong Kong Institute of Science and Technology.

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

Recruitment and Retention of Professionals.

The Company’s success depends upon its ability to attract, retain and motive highly skilled professionals at all levels. Qualified client-serving professionals are in particularly great demand and are likely to remain a limited resource for the foreseeable future. The loss for any reason of a number of the Company’s client-serving professionals or the inability to attract and integrate qualified personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the quarter. During the fiscal year ended March 31, 2007, we had one client that individually accounted for 13% of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable, we could be subject to significant financial exposure.

A Significant or Prolonged Economic Downturn Could Have a Material Adverse Effect on Our Results of Operations.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. Future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if the economic environment should weaken for a prolonged period.

Our Quarterly Operating Results Will Vary From Quarter to Quarter, Which May Result in Increased Volatility of Our Share Price.

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our Common Stock.

Factors that may cause our quarterly operating results to vary include:

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the timing of revenue or income;

•	the timing of hiring, compensation and benefits expenses;

•	our ability to transition employees quickly from completed projects to new engagements;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs and support services costs; and

•	global economic and political conditions and related risks, including acts of terrorism.

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

Competition in Our Industry is Intense and Could Harm Our Business.

Increased competition in our industry could result in price reductions, reduced gross margins or loss of market share, any of which could seriously harm our business. The business and technology consulting services market, which includes a large number of participants, is subject to rapid technological changes and is highly competitive. We compete with a number of companies that have significantly greater financial, technical and marketing resources, greater name recognition, and greater revenue than ours. We believe that the principal competitive factors in our industry include:

•	results orientation;

•	technical and industry expertise;

•	perceived value;

•	effectiveness of strategic business models;

•	service delivery approach;

•	diagnostic capabilities; and

•	scope of services.

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

In addition, there are relatively low barriers to entry in our industry. We do not own any patented technology that inhibits competitors from entering the market or providing services similar to ours. As a result, new and unknown market entrants could pose a threat to our business.

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

The Price for Our Common Stock Has Been Volatile and Unpredictable.

The price for our Common Stock has been volatile. Our Common Stock has been listed on the NASDAQ Global Market since February 1997. The closing market price of the Common Stock has experienced variations, and since January 1, 1999 through March 31, 2007, our high and low sales price has ranged from a high of $107.25 to a low of $1.38. From March 31, 2002 through March 31, 2007, our high and low sales price has ranged from a high of $17.25 to a low of $1.38. The market price of our Common Stock may experience fluctuations in the future for a variety of reasons. These include:

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

Inability to Keep Pace with Rapidly Changing Technology May Impair Our Ability to Remain Competitive.

Our failure to develop business and technology consulting services that keep pace with continuing changes in technology, evolving industry standards, information technology and client preferences would result in decreased demand for our services. Among our challenges in this area are the need to:

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

Ownership of intellectual property developed during our client engagements is typically assigned to the client upon payment for our services. We generally retain the right to use any intellectual property that is previously developed by us or developed during a client engagement that is of general applicability and is not specific to the client’s project. Issues relating to the ownership of and rights to use intellectual property developed during the course of a client engagement can be complicated. Clients may demand assignment of ownership or restrictions on our use of the work product. In addition, disputes could arise if we infringe on the intellectual property rights of third parties. We may have to pay economic damages in these disputes and could suffer a loss of reputation which could adversely affect our business.

We Must Build Recognition and Client Acceptance of Our Name.

Diamond has invested significant efforts in building recognition and client acceptance of its name which was changed on August 1, 2006. We believe that market acceptance of the name and “brand” Diamond is an important aspect of our efforts to retain and attract clients.

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

Our Global Operations Pose Complex Management, Foreign Currency, Legal, Tax and Economic Risks, Which We May Not Adequately Address.

We conduct business in multiple countries around the world. During fiscal year 2007, approximately 92% of our revenue was attributable to activities in North America and the remaining 8% was attributable to activities in Europe and Asia, which primarily include the U.K. and India. As a result, we are subject to a number of risks, including:

•	the burdens of complying with a wide variety of national and local laws;

•	multiple and possibly overlapping and conflicting tax laws;

•	successful conversion to global operating and financial systems;

•	coordinating geographically separated organizations;

•	restrictions on movement of cash;

•	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	political instability;

•	currency fluctuations;

•	longer payment cycles;

•	restrictions on the import and export of certain technologies;

•	restrictions on operating in certain geographic markets and industries for a period of time pursuant to the non-compete provisions of the agreement to sell of a portion of our international operations;

•	price controls or restrictions on exchange of foreign currencies; and

•	trade barriers.

Currency Exchange Rate Fluctuations Could Materially Adversely Affect Our Results of Operations.

Approximately 8% of Diamond’s revenue for fiscal year ended March 31, 2007, was derived from operations outside of North America. The results of operations in the future could be affected by factors associated with international operations, such as changes in foreign currency exchange rates and uncertainties relative to regional economic or political circumstances, as well as by other risks sometimes associated with international operations. Since the revenue and expenses of Diamond’s foreign operations generally will be denominated in local currencies, exchange rate fluctuations between such local currencies and the U.S. Dollar subject us to currency translation risk with respect to the reported results of our foreign operations. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability. Also, we may be subject to foreign currency translation risks when transactions are denominated in a currency other than the currency in which we incur expenses related to such transactions. There can be no assurance that we will not experience fluctuations in financial results from our operations outside the United States as a result of foreign currency fluctuations, and there can be no assurance that we will be able to reduce contractually or otherwise favorably affect the currency translation risk associated with our operations.

The Failure to Integrate or Negotiate Successfully Any Future Acquisitions Could Harm Our Business and Operating Results.

If we acquire businesses in the future and are unable to integrate successfully these businesses, it could harm our business and operating results. In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. We may be unable to identify appropriate acquisition candidates. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time. In addition, we may revalue or write-down the value of goodwill and other intangible assets in connection with future acquisitions which would harm our operating results.

We May Need to Raise Additional Capital in the Future Which May Not Be Available.

We may not be able to raise capital in the future to meet our liquidity needs and finance our operations and future growth. We believe that existing cash resources, the amounts available under our revolving line of credit and cash generated from operations will be sufficient to satisfy our operating cash needs at least through fiscal year 2008. Any future decreases in our operating income, cash flow, or stockholders’ equity may impair our future ability to raise additional funds to finance operations. As a result, we may not be able to maintain adequate liquidity to support our operations.

Future Sales of Our Common Stock in the Public Market Could Cause the Price of Our Stock to Decline.

In the future, our stockholders could sell substantial amounts of our common stock in the public market which could cause our market price to decline. A substantial number of outstanding shares of common stock and shares of our common stock issuable upon exercise or vest of equity awards will become eligible for future sale in the public market at various times. An increase in the number of shares of our common stock in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our equity securities.

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

Our international headquarters and principal administrative, information systems, financial, accounting, marketing, legal and human resources operations are located in leased office space in Chicago, Illinois. We also have leased office space in Hartford, London, Mumbai, New York City and Washington, D.C. We opened our New York City and Mumbai, India offices in March 2006 and our Hartford office in May 2006. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

Item 3.	Legal Proceedings

From time to time, we are party to various lawsuits and claims in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not party to any claims or actions that we believe could have a material adverse effect on our results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock is quoted on the NASDAQ Global Market under the symbol “DTPI.” The following table sets forth for the periods indicated the high and low intraday sales prices for our Common Stock.

	Sales Price Per
	Share
	High	Low

Fiscal year ended March 31, 2006:
First Quarter	$16.25	$9.79
Second Quarter	12.13	6.96
Third Quarter	8.29	5.61
Fourth Quarter	$10.98	$7.36
Fiscal year ended March 31, 2007:
First Quarter	$11.40	$7.30
Second Quarter	11.30	7.57
Third Quarter	12.54	10.20
Fourth Quarter	$15.98	$10.77

Holders

On June 1, 2007, the closing price of Common Stock was $13.40 per share. At such date, we had approximately 5,500 holders of record of Common Stock.

Dividends

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock, if any. There was no Preferred Stock issued or outstanding as of March 31, 2007. On November 7, 2006, the Company declared a Board approved initial annual cash dividend of thirty cents per share of common stock outstanding, payable to shareholders of record as of November 20, 2006. The dividend distribution totaled approximately $9.7 million and was paid on December 8, 2006. Prior to December 8, 2006, the Company had not paid any cash dividends on its Common Stock. Under the terms of an unsecured credit agreement with a commercial bank, the Company is required to maintain certain covenants that prohibited, among other things, the payment of dividends. This covenant was waived by the bank through July 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included elsewhere in this annual report on Form 10-K.

Shareholder Return Performance Graph

The following graph compares the cumulative five-year total stockholder return on our Common Stock from March 31, 2002 through March 31, 2007, with the cumulative total return on (i) the NASDAQ Composite Index (ii) the Goldman Sachs Technology Index — Computer Services Index and (iii) the Russell 2000 Index. The comparison assumes the investment of $100 on March 31, 2002, in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends. Beginning in fiscal year 2007, the Company adopted a published industry/line of business index for its performance graph, the Goldman Sachs Technology Index — Computer Services Index. Because a number of our direct competitors are not publicly traded and we strive for unique positioning in the market, published indices do not provide an ideal comparison. However, the Company has determined that the Goldman Sachs Technology Index — Computer Services Index is a meaningful index for industry/line of business comparison purposes and is superior to the more general Russell 2000 Index. The Russell 2000 Index has been included in our proxy statement for the prior fiscal year and therefore we provide the graph below comparing our performance to the Russell 2000 Index and the alternative index.

	3/02	3/03	3/04	3/05	3/06	3/07
Diamond Management & Technology Consultants, Inc.	$100.00	$10.84	$74.69	$124.61	$82.82	$92.78
NASDAQ Composite Index	100.00	72.11	109.76	111.26	132.74	139.65
Goldman Sachs Technology Index — Computer Services	100.00	60.53	79.81	81.64	97.72	104.34
Russell 2000 Index	100.00	73.04	119.66	126.13	158.73	168.11

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, and March 2007, the Board authorized the repurchase of an additional $50.0 million, $35.0 million and $50.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $160.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases have been expended. During the quarter ended March 31, 2007, the Company repurchased approximately 0.8 million shares at an average price of $12.88. During the fiscal year ended March 31, 2007, the Company repurchased approximately 3.3 million shares at an average price of $11.21. As of March 31, 2007, the amount available for repurchase under the Board authorization was $66.0 million.

	Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Approximate Dollar
	Total Number of	Average Price	Purchased as Part of	Value of Shares That May be
Period	Shares Purchased	Paid per Share(1)	Publicly Announced Plans	Purchased Under the Plan

January 1, 2007 — January 31, 2007	296,505	$12.83	296,505	$22,707,695
February 1, 2007 — February 28, 2007	160,000	$14.79	160,000	$20,341,274
March 1, 2007 — March 31, 2007	358,800	$12.06	358,800	$66,015,069

(1)	Average price paid per share of stock repurchased under the Buy-Back Program is execution price, including commissions paid to brokers.

Item 6.	Selected Financial Data

The selected financial data presented below has been derived from our consolidated financial statements. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K. Amounts previously reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years 2003 through 2005 have been reclassified in accordance with Statement of Financial Accounting Standards “SFAS” No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

	Year Ended March 31,
	2003	2004	2005	2006	2007
	(Amounts in thousands, except per share amounts)

Statement of Operations Data:
Revenue:
Net revenue	$89,040	$104,822	$144,900	$145,224	$168,699
Reimbursable expenses	13,217	14,133	16,848	18,444	21,574

Total revenue	102,257	118,955	161,748	163,668	190,273

Project personnel expenses:
Project personnel costs before reimbursable expenses	75,748	74,614	86,243	99,111	118,596
Reimbursable expenses	13,217	14,133	16,848	18,444	21,574

Total project personnel expenses	88,965	88,747	103,091	117,555	140,170

Gross margin	13,292	30,208	58,657	46,113	50,103

Other operating expenses:
Professional development and recruiting	3,203	3,523	6,107	6,689	8,838
Marketing and sales	3,719	2,750	3,507	3,522	3,766
Management and administrative support	24,820	22,867	24,328	25,328	27,499
Restructuring charges	18,301	1,432	—	400	(24)
Impairment charge on long lived assets	14,403	—	—	—	—

Total other operating expenses	64,446	30,572	33,942	35,939	40,079

Income (loss) from operations	(51,154)	(364)	24,715	10,174	10,024

Interest income, net	1,730	840	1,652	2,868	4,238
Other income (expense)	(1,891)	514	(216)	102	(139)

Total other income (expense), net	(161)	1,354	1,436	2,970	4,099

Income (loss) from continuing operations before income taxes	(51,315)	990	26,151	13,144	14,123
Income tax expense (benefit)	17,125	(807)	(13,420)	11,151	6,908

Income (loss) from continuing operations after income taxes	(68,440)	1,797	39,571	1,993	7,215
Discontinued operations:
Gain on disposal of discontinued operations, including income taxes	—	—	—	—	22,932
Income (loss) from discontinued operations, net of income taxes(1)	(291,621)	(7,208)	(6,533)	(12,577)	1,254

Discontinued operations, net of income taxes	(291,621)	(7,208)	(6,533)	(12,577)	24,186

Net income (loss)	$(360,061)	$(5,411)	$33,038	$(10,584)	$31,401

Basic income (loss) per share of Common Stock(2):
Income (loss) from continuing operations	(2.17)	0.05	1.18	0.06	0.23
Income (loss) from discontinued operations, net of income taxes	(9.24)	(0.22)	(0.19)	(0.38)	0.76

Net income (loss)	$(11.41)	$(0.17)	$0.99	$(0.32)	$0.98

Diluted income (loss) per share of Common Stock(2):
Income (loss) from continuing operations	(2.17)	0.05	1.09	0.06	0.21
Income (loss) from discontinued operations, net of income taxes	(9.24)	(0.21)	(0.18)	(0.36)	0.71

Net income (loss)	$(11.41)	$(0.16)	$0.91	$(0.31)	$0.92

Shares used in computing basic income (loss) per share of Common Stock(2)	31,548	32,710	33,516	32,963	31,951
Shares used in computing diluted income (loss) per share of Common Stock(2)	31,548	34,206	36,281	34,682	34,076
Cash dividends declared per share of Common Stock	$—	$—	$—	$—	$0.30

	March 31,
	2003	2004	2005	2006	2007
	(Amounts in thousands)

Balance Sheet Data:
Cash and cash equivalents(3)	$26,953	$39,004	$42,270	$69,899	$84,125
Short-term investments	48,375	42,300	55,975	—	—
Restricted cash	—	—	—	5,493	6,095
Working capital(3)	67,827	79,998	104,506	76,091	81,905
Total assets	108,546	121,304	153,060	127,620	120,875
Total stockholders’ equity	$72,377	$80,787	$117,945	$91,888	$95,927

(1)	On April 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill. As a result of our initial impairment review of goodwill, during fiscal year ended March 31, 2003 the loss from discontinued operations included a $140.9 million charge related to the impairment of goodwill associated with the acquisition of Cluster Telecom B.V. This was reported as a cumulative effect of change in accounting principle. Also included in the loss from discontinued operations during the fiscal year ended March 31, 2003 is an impairment charge of $79.9 million that resulted from the annual impairment review of goodwill under SFAS No. 142 and $50.2 million of stock-based compensation expense.

(2)	See Note 2 of “Notes to Consolidated Financial Statements” for an explanation of the methods used to compute basic and diluted income (loss) per share data.

(3)	As of March 31, 2006 and 2007, amounts reported include only continuing operations. Prior to March 31, 2006, amounts reported include combined (continuing and discontinued) operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in the consolidated financial statements and related notes included elsewhere in this annual report.

Overview

Diamond is a management and technology consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Recognizing that information and technology shape market dynamics, Diamond’s small teams of experts work across functional and organizational boundaries to improve growth and profitability. Since the greatest value in a strategy, and its highest risk, resides in its implementation, Diamond also provides proven execution capabilities. We deliver three critical elements to every project: fact-based objectivity, spirited collaboration, and sustainable results.

In March 2006, the Company’s Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” in the financial statements and related notes. North America, the U.K. and India are considered “continuing operations.” All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. The Consolidated Balance Sheets aggregate amounts associated with discontinued operations as described above. The Consolidated Statements of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

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

During the fiscal year ended March 31, 2007, we generated net revenue of $168.7 million from 105 clients. At March 31, 2007, we employed 507 consultants and 106 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C. We opened our Mumbai, India and New York City offices in March 2006. We opened our Hartford office in May 2006.

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

We generate revenue in several different countries globally and our revenues and expenses are denominated in multiple currencies. The most common currencies that we operate under are the U.S. Dollar, the British Pound Sterling and the Indian Rupee. However, the majority of revenue and expenses are denominated in the U.S. Dollar and as such, our consolidated revenues and expenses are not significantly impacted by fluctuations in foreign currency exchange rates.

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Our gross margin decreased 9% in the fourth quarter of fiscal year 2007 compared to the third quarter of fiscal year 2007. The decrease is primarily due a decrease in net revenue during the fourth quarter of fiscal year 2007 and an increase in benefits and stock-based compensation expense for practice personnel offset by a decrease in vacation expense. Gross margin increased 8% in the fourth quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006 and increased 9% in fiscal year 2007 compared to fiscal year 2006. These increases are primarily due to increased net revenue during the three and twelve months ended March 31, 2007, respectively, partially offset by increased compensation costs associated with increased practice personnel. Our practice headcount increased to 507 at March 31, 2007, compared to 503 at December 31, 2006 and 441 at March 31, 2006. Our annualized net revenue per practice professional was $351 thousand for fiscal year 2007 compared to $336 thousand for fiscal year 2006.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information technology, human resources, facilities administration and support (including the renting of office space) and legal services. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from continuing operations before income taxes decreased 5% in the fourth quarter of fiscal year 2007 compared to the third quarter of fiscal year 2007 primarily due to the increases in gross margin discussed above partially offset by decreased recruiting and training expenditures in the fourth quarter of fiscal year 2007 compared to the third quarter of fiscal year 2007. Income from continuing operations before income taxes decreased 12% in the fourth quarter of fiscal year 2007 compared to the fourth quarter of the prior fiscal year due to the reversal of a portion of a restructuring accrual in the fourth quarter of fiscal year 2006, partially offset by the increases in gross margin discussed above. Income from continuing operations before income taxes increased 7% in fiscal year 2007 compared to fiscal year 2006 primarily due to the increases in gross margin discussed above as well as increased interest income resulting from a higher cash and cash equivalents balance and higher interest yields, partially offset by increased training, recruiting and facilities expenditures during fiscal year 2007.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the fourth quarter of fiscal year 2007 was 61% which increased from 60% in the third quarter of fiscal year 2007 and decreased from 70% in the fourth quarter of the prior fiscal year. Our utilization rate for fiscal year 2007 remained flat at 63% compared to fiscal year 2006.

Free cash flow from continuing operations was $21.6 million for the fiscal year ended March 31, 2007. Management believes that the free cash flow from continuing operations metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($23.2 million) net of capital expenditures ($2.9 million) and free cash outflow from discontinued operations ($1.3 million), provides a consistent metric from which the performance of the business may be monitored.

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

Revenue Recognition

We earn revenues from a range of consulting services, including helping organizations worldwide to leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. Our revenues are comprised of professional fees for services rendered to our clients plus reimbursement of out-of-pocket expenses and excludes applicable taxes. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. Revenue is recognized over the term of the client engagement in direct proportion to the level of services performed by each member of the engagement team during the period relative to the estimated total level of effort required to perform the project. Therefore, the amount of revenue recognized in a period is for all intents and purposes, equal to the amount that would be recognized based on the stated contract price and the ratio of direct costs incurred in the period to perform the service to the total estimated direct costs of the project.

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

Management makes estimates of the amount of our billed and unbilled accounts receivable that may not be collected from clients. We believe the allowance for doubtful accounts is a critical accounting estimate because it can materially affect our operating results and requires us to make judgments about matters that are uncertain. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers our overall experience with estimating uncollectible amounts. We recognize the effect of changes in our estimates, assumptions and assessments of the factors impacting the collectibility of amounts due from customers on an ongoing basis. As of March 31, 2007, our accounts receivable balance was $14.9 million, including unbilled accounts receivable of $4.3 million, and net of an allowance for doubtful accounts of $0.6 million. Unbilled receivables represent revenues and reimbursable expenses earned for services performed that have not been billed. Unbilled receivables are typically billed the following month.

Although we and our clients agree on the scope of projects, expected deliverables and related fees in advance, from time to time we have made revisions to the scope of work and deliverables without making a corresponding adjustment to the fees for the project. We refer to this as “project run-on” as these revisions generally cause a project to extend beyond its targeted completion. We monitor our actual project run-on experience on an ongoing basis and perform monthly reviews of projects in progress against plan. We provide for project run-on costs based on our analysis of historical experience. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. As of March 31, 2007, our deferred revenue balance was $1.4 million. Also included in the deferred revenue balance is $0.6 million of prepaid client fees related to consulting services that the Company expects to earn in future periods. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

Stock-based Compensation

We have adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options, stock appreciation rights (“SARs”) and stock awards (restricted stock and restricted stock units (“RSUs”)) to officers and employees and non-qualified stock options, SARs and stock awards to certain persons who were not employees on the date of grant, including non-employee members of our Board of Directors.

Effective April 1, 2003, we adopted the fair value-based recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” in accounting for stock awards to officers and other employees. Under the recognition provisions of SFAS No. 123, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We elected the prospective method of transition as described in SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure,” which applies the recognition provisions to all employee awards granted, modified or settled on or after April 1, 2003, in accounting for employee stock-based compensation. Prior to the adoption of SFAS No. 123, awards that were outstanding as of March 31, 2003, if not subsequently modified, continued to be accounted for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, compensation cost of stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the option’s exercise price, and is recognized over the vesting period.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which a company receives services from employees in share-based payment transactions. SFAS No. 123R requires companies to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

We adopted SFAS No. 123R on April 1, 2005 (the first day of our 2006 fiscal year). While the provisions of SFAS No. 123R were not effective until the first annual reporting period that begins after June 15, 2005, we elected to adopt SFAS No. 123R before the required effective date. The Company adopted SFAS No. 123R using a modified prospective method, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this method, we must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method.

The adoption of SFAS No. 123R did not affect our financial position or have more than a minimal impact on reported income and earnings per share because we adopted SFAS No. 123 on April 1, 2003. SFAS 123R requires that stock-based compensation be amortized over the period from the grant date to the date an employee is eligible for retirement, when the equity awards would be vested upon retirement. We have been amortizing these awards over the normal vesting period stated in the notice of grant. Had we followed the amortization method outlined in SFAS 123R for awards granted prior to the adoption of SFAS 123R, stock-based compensation in fiscal year 2006 would have been approximately $0.4 million higher. In addition, upon the adoption of SFAS No. 123R in fiscal year 2006, tax benefits from employee stock plans were reported as cash flows from financing activities. They were previously reported as cash flows from operating activities.

Operating Expenses

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to project personnel, variable incentive compensation, and related benefits associated with professional staff. Other related expenses include travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the marketing and delivery of services to our clients. The amount of these other direct costs can vary substantially from period to period depending largely on revenue. However, project personnel and related expenses are relatively stable in nature, and declines in revenue will often result in reduced utilization of professional personnel and lower operating margins.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information technology, facilities administration and support (including the renting of office space), and legal services.

Valuation of Deferred Tax Assets

In determining our current income tax provision we assess temporary differences resulting from differing treatments of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets we must assess the likelihood that these assets will be recovered from future taxable income. To the extent we believe recovery is not more likely than not, we establish a valuation allowance to reduce the net deferred tax asset to a value we believe will be recoverable by future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about the Company’s future income over the life of the deferred tax asset and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations. Management’s assumptions about future income require significant judgment because actual income has fluctuated in the past and may continue to do so.

In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our performance, our project pipeline, and other appropriate factors.

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in fiscal year 2002 and fiscal year 2003. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the losses we incurred during fiscal years 2002 and 2003. Based on the reported income in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.2 million of the valuation allowance as of March 31, 2005. As of March 31, 2007, the remaining valuation allowance against deferred tax assets was $8.6 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards. The need to maintain a valuation allowance is reviewed on at least a quarterly basis.

Revenue

On a consolidated basis, net revenue increased $23.5 million, or 16%, in fiscal year 2007 as compared to fiscal year 2006. The increase in net revenue is primarily due to an increase in the number of clients that we served during fiscal year 2007 compared to fiscal year 2006. We continue to focus on transitioning to a broader and less concentrated client base. Additionally, headcount increased from 441 at March 31, 2006 to 507 at March 31, 2007, utilization remained flat at 63% in fiscal year 2007 compared to fiscal year 2006, and net revenue per practice professional increased from $336 thousand in fiscal year 2006 to $351 thousand in fiscal year 2007. Net revenue increased $0.3 million during fiscal year 2006 as compared to fiscal year 2005. The slight increase in net revenue was partially due to unexpected moderated spending at two core healthcare and insurance clients during fiscal year 2006.

We served 105 clients during fiscal year 2007, compared to 81 clients during fiscal year 2006 and 64 clients during fiscal year 2005. Average revenue per client decreased to $1.6 million during fiscal year 2007 from $1.8 million during fiscal year 2006. Average revenue per client decreased to $1.8 million during fiscal year 2006 from $2.3 million during fiscal year 2005. These decreases were primarily due to the increases in the number of clients that we served in fiscal year 2006 and 2007 as we transitioned to a broader and less concentrated client base.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 14% of revenue during fiscal year 2005, 24% of revenue during the fiscal year 2006 and 12% of revenue during the fiscal year 2007. For fiscal years 2005, 2006 and 2007, revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee Revenue			New Client Revenue
Industry	2005	2006	2007	2005	2006	2007

Financial Services	39%	37%	32%	42%	32%	37%
Insurance	26%	22%	26%	5%	22%	7%
Healthcare	14%	15%	19%	16%	17%	22%
Enterprise	11%	13%	13%	22%	22%	12%
Telecommunications	7%	9%	6%	6%	5%	10%
Public Sector	3%	4%	4%	9%	2%	12%

	100%	100%	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses increased $19.5 million, or 20%, during fiscal year 2007 as compared to fiscal year 2006. The increase in project personnel costs was primarily due to increased compensation costs and stock-based compensation expense associated with the increased number of project personnel as well as an increase in the variable compensation expenses for practice personnel, which included a $4.1 million special bonus recorded during the second quarter of fiscal year 2007. As a percentage of net revenue, project personnel costs before reimbursable expenses increased from 68% during fiscal year 2006 to 70% during fiscal year 2007 primarily due to the increase in variable compensation expense in fiscal year 2007 compared to fiscal year 2006.

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

The following table summarizes practice personnel data for fiscal years 2005, 2006 and 2007:

	2005	2006	2007

Practice headcount	415	441	507
Annualized net revenue per practice professional (in thousands)	$390	$336	$351
Utilization rate	70%	63%	63%
Annualized voluntary attrition	16%	17%	18%
Total annualized attrition(1)	19%	23%	22%

(1)	Defined as voluntary attrition plus Company initiated attrition.

Professional Development and Recruiting

Professional development and recruiting expenses increased $2.1 million, or 32%, during fiscal year 2007 as compared to fiscal year 2006. The increase was primarily due to our increased campus and experienced recruiting initiatives as well as increases in the level of training development and training course conduct expenditures. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, and sourcing fees related to non-campus hire searches. As a result of increases in headcount, our expenditures related to training in turn increased as we added to the number of training courses offered to employees during the fiscal year 2007 compared to the prior fiscal year. In addition, during the fiscal year 2007, we held three newly created partner training courses.

Professional development and recruiting expenses increased $0.6 million, or 10%, during fiscal year 2006 as compared to fiscal year 2005. The increase was primarily due to our increased campus and experienced recruiting initiatives as well as increases in the level of training development and training course conduct expenditures in relation to the increased headcount.

Marketing and Sales

Marketing and sales expenses increased $0.2 million, or 7%, during fiscal year 2007 as compared to fiscal year 2006. The increase was primarily due to costs incurred to re-brand the new Company name during fiscal year 2007. Marketing and sales expenses were flat in fiscal year 2006 as compared to fiscal year 2005.

Management and Administrative Support

Management and administrative support expenses increased $2.2 million, or 9%, in fiscal year 2007 as compared to fiscal year 2006. Management and administrative support expenses include the rent expense associated with our six offices in North America, the U.K. and India. Rent expense increased in fiscal year 2007 compared to fiscal year 2006 due to the opening of the New York City and Mumbai, India offices in March 2006. Additionally, in March 2006 we reversed part of a previously recorded restructuring accrual related to office space in Chicago as we now occupy and use that additional space for operations and training facilities. Management and administrative support expense also increased due to an increase in stock-based compensation expense. Management and administrative support expenses increased $1.0 million, or 4%, in fiscal year 2006 as compared to fiscal year 2005 due primarily to an increase in compensation expense, including stock-based compensation for management and administrative personnel.

Restructuring Charges (Recovery)

We recorded a restructuring recovery of $24 thousand during fiscal year 2007 and a restructuring charge of $0.4 million during fiscal year 2006 related to the net change in facilities usage assumptions related to office space in our Chicago office. Restructuring charge expense was zero for fiscal year 2005.

Other Income, Net

Other income, net increased $1.1 million, or 38%, during fiscal year 2007 as compared to fiscal year 2006 primarily due to increase in interest income resulting from higher interest rate yields and an increase in the cash and cash equivalent balances resulting from the proceeds received from the sale of the discontinued operations in July 2006. Other income, net increased $1.5 million, or 107%, during fiscal year 2006 as compared to fiscal year 2005 primarily due to an increase in interest income resulting from higher interest rate yields and foreign exchange gains recorded in fiscal year 2006.

Income Tax Expense (Benefit)

We recorded income tax expense of $6.9 million, a 49% effective income tax rate, in fiscal year 2007, compared to income tax expense of $11.2 million, an 85% effective income tax rate, in fiscal year 2006. The income tax expense recorded in fiscal years 2007 and 2006 related to income earned in North America. Due to valuation allowances on international deferred tax assets, tax benefits are not recorded on losses in the U.K. and India which creates a significant difference between our effective tax rate and our statutory tax rate. Also, due to the Company’s intent to focus only on its core markets in North America, the U.K. and India, during fiscal year 2006 we recorded a $1.8 million tax expense due to the reversal of certain foreign tax credits we no longer expected to utilize. We recorded an income tax benefit in fiscal year 2005 of $13.4 million principally related to the reversal of the valuation allowance for U.S. deferred tax assets of $20.2 million at year-end. The income tax benefit from the reversal of the valuation allowance was partially offset by income tax expense recorded as a result of income earned in jurisdictions where tax loss carryforwards are limited.

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in fiscal year 2002 and fiscal year 2003. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the losses we incurred during fiscal years 2002 and 2003. Based on the reported income in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.2 million of the valuation allowance as of March 31, 2005. As of March 31, 2007, the remaining valuation allowance against deferred tax assets was $8.6 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards.

Discontinued Operations

In March 2006, the Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell the portions of our international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the periods presented. All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. On July 19, 2006, we signed a definitive agreement to sell our consulting operations reported as discontinued operations. The transaction closed on July 31, 2006. The Company recorded a net gain from the sale, net of an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold. Refer to Note (4) to the consolidated financial statements for a summary of the components of the operating results of discontinued operations in the fiscal years ended March 31, 2005, 2006 and 2007.

Liquidity and Capital Resources

The following table describes our liquidity and financial position on March 31, 2006 and 2007:

	March 31,
	2006	2007
	(In millions)

Working capital(1)	$76.1	$81.9
Cash and cash equivalents	69.9	84.1
Restricted cash	5.5	6.1
Unutilized bank credit facilities	9.2	7.5
Stockholders’ equity(1)	$91.9	$95.9

(1)	We repurchased 3.5 million and 3.3 million shares of treasury stock during fiscal years 2006 and 2007, respectively, for an aggregate cost of $34.3 million and $37.5 million, respectively.

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

On November 7, 2006, the Company declared a Board approved initial annual cash dividend of thirty cents per share of common stock outstanding payable to shareholders of record as of November 20, 2006. The dividend distribution totaled approximately $9.7 million and was paid on December 8, 2006.

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 125 basis points, at our discretion. Under the terms of the credit agreement, the Company is required to maintain certain covenants including a minimum tangible net worth of $65.0 million and a minimum cash and cash equivalents balance of $60.0 million, as well as not pay dividends or issue or acquire stock of the Company. The Company was not in compliance with the dividend payment, stock issuance or stock acquisition covenants which were waived by the bank through July 31, 2007. This line of credit is reduced, as necessary, to account for letters of credit outstanding that secure our office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of our international operations. As of March 31, 2007, these letters of credit totaled $2.5 million. As of March 31, 2007, there were no outstanding borrowings and we had approximately $7.5 million available under this line of credit. This line of credit is set to expire on July 31, 2007. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

From time to time, we undergo various tax examinations and audits related to our holding company and its subsidiaries. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 we provided a bank guarantee in the amount of 4.3 million Euros with the Spanish taxing authority in order to appeal such authority’s assessment. The bank guarantee is secured by $6.1 million, classified as restricted cash, as of March 31, 2007. The Spanish subsidiary was sold as part of the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, we agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately eight years. The maximum potential amount of future payments under the tax indemnification obligation is approximately 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors and based upon guidance set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”). We currently hold shares of Diamond’s common stock in an escrow account for the benefit of recovering from a third party any payments made by us under the tax indemnification obligation from the sale transaction. The value of those shares at March 31, 2007 was $2.3 million. The $3.3 million net tax indemnification obligation reported on the Consolidated Balance Sheet as of March 31, 2007 is comprised of our current accruals net of the current value of the escrow shares.

Cash Flows from Operating Activities

During the fiscal year ended March 31, 2007, net cash provided by operating activities was $23.2 million. This primarily resulted from the following activities (amounts in millions):

Fiscal Year Ended
March 31, 2007

Net income	$31.4
Total non-cash items	17.0
Gain on disposal of discontinued operations	(22.4)
Deferred income taxes	0.8
Restructuring recovery	(0.5)
Total increases in cash flows from operating activities due to changes in assets and liabilities	7.7
Total decreases in cash flows from operating activities due to changes in assets and liabilities	(10.8)

Net cash provided by operating activities	$23.2

•	Total non-cash items aggregating $17.0 million were added to net income of $31.4 million to arrive at net cash provided by operating activities. The principal non-cash items were stock-based compensation expense ($15.2 million) and depreciation and amortization ($1.8 million). These non-cash items are summarized as follows (in millions):

Fiscal Year Ended
March 31, 2007

Stock-based compensation	$15.2
Depreciation and amortization	1.8

Total non-cash items	$17.0

•	A net gain on the disposal of discontinued operations before income taxes ($22.4 million) was excluded from net income of $31.4 million to arrive at net cash provided by operating activities.

•	Deferred income taxes decreased $0.8 million during fiscal year 2007 due primarily to the utilization of net operating loss and AMT credit carryforwards in the U.S. This change was added to net income of $31.4 million to arrive at cash flows from operations.

•	A recovery of previously accrued restructuring charges was recorded during fiscal year 2007 for $0.5 million and was excluded from net income of $31.4 million to arrive at cash flows from operations.

•	The total increase in cash flows from operating activities due to changes in assets and liabilities was $7.7 million. The increase was the result of an increase in accrued compensation ($3.6 million), an increase in income taxes payable ($1.8 million), net cash inflows from other assets and liabilities ($1.8 million), an increase in deferred revenue ($0.3 million) and a decrease in prepaid expenses and other ($0.2 million). The increases are summarized as follows (in millions):

Fiscal Year Ended
March 31, 2007

Accrued compensation	$3.6
Income taxes payable	1.8
Other assets and liabilities	1.8
Deferred revenue	0.3
Prepaid expenses and other	0.2

Total increases in cash flows from operating activities due to changes in assets and liabilities	$7.7

•	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $10.8 million. The decrease was primarily the result of an increase in accounts receivable ($8.4 million), cash outflows to reduce the restructuring accrual ($1.3 million), which included payments under contractual lease obligations, and a decrease in accounts payable ($1.1 million). The decreases are summarized as follows (in millions):

Fiscal Year Ended
March 31, 2007

Accounts receivable	$(8.4)
Restructuring accrual	(1.3)
Accounts payable	(1.1)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(10.8)

Net cash used by operating activities related to the discontinued operations was $1.3 million for the fiscal year ended March 31, 2007.

Our billings for the three and twelve months ended March 31, 2007 totaled $48.7 million and $192.1 million, respectively, compared to $44.5 million and $165.1 million for the three and twelve months ended March 31, 2006. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from both revenue generating projects and increased consultants. These amounts include value added tax (“VAT”) (which are not included in net revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $15.5 million at March 31, 2007 represented 29 days of billings for the quarter ended March 31, 2007. At March 31, 2006, the gross receivable balance was $12.5 million which represented 25 days of billings for the quarter ended March 31, 2006. The increase in accounts receivable at March 31, 2007 as compared to March 31, 2006 was principally due to the timing of client payments. The increase in days of billings in accounts receivable was primarily due to the timing of client billings and payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, it is not indicative of a trend in the business.

Contractual Obligations

At March 31, 2007, we had the following contractual obligations related to continuing operations (amounts in thousands):

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$2,367	$3,564	$441	$—	$6,372
Cash outlays for restructuring and other related activities(1)	221	338	—	—	559
Purchase obligations(2)	1,338	383	—	—	1,721

Total	$3,926	$4,285	$441	$—	$8,652

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities.

(2)	Purchase obligations represent minimum commitments due to third parties, including IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at March 31, 2007.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.

Cash Flows from Investing Activities

Cash provided by investing activities was $26.2 million for fiscal year 2007 and includes the net proceeds received from the sale of discontinued operations of $29.5 million and cash provided from other assets of $0.2 million, offset by capital expenditures of $2.9 million, which primarily related to leasehold improvements in the Chicago office and purchases of computer hardware. Also contributing to the cash used in investing activities was an increase in restricted cash of $0.6 million related to a collateral increase, as required by the guarantor, for the annual regulatory interest charged on the international tax inspection liability and foreign exchange fluctuation.

Cash Flows from Financing Activities

Cash used in financing activities was $37.6 million for fiscal year 2007 resulting from the repurchase of Diamond common stock totaling $36.3 million, an initial common stock annual cash dividend distribution of $9.7 million, shares withheld for employee withholding taxes of $5.0 million and for option exercise price of

$2.6 million and tender offer cash settlements of $1.8 million. These were offset by $14.3 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan and $3.5 million of tax benefits for stock-based compensation credited to additional paid-in capital.

Treasury Stock Transactions

The Board has authorized, from time to time, the repurchase of our Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, and March 2007, the Board authorized the repurchase of an additional $50.0 million, $35.0 million and $50.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $160.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the fiscal year ended March 31, 2007, we repurchased 3.3 million shares at an average price of $11.21, resulting in an aggregate cost of $37.5 million. As of March 31, 2007, the amount available for repurchase under the Board authorization was $66.0 million. During the period beginning with the inception of the Buy-back Program in October 1998 through March 31, 2007, the number of shares repurchased under the current and prior authorizations was 13.6 million shares at an aggregate cost of $164.5 million and an average price of $12.05 per share.

The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal year 2005 to issue treasury shares whenever shares are issued under its equity incentive plans. During the fiscal year ended March 31, 2007, the Company issued 2.6 million treasury shares related to RSU vestings, stock option and SAR exercises, ESPP purchases and restricted stock grants.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

International revenues are generated primarily from our services in the respective countries of our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impacted by changes in these or other factors.

The financial statements of our non-U.S. businesses are typically denominated in the local currency of the foreign subsidiary. As a result, we are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability. As a result of the sale of portions of the Company’s international consulting operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, the

Company expects foreign currency risk to be reduced as the majority of the Company’s revenue and expenses are denominated in the U.S. Dollar.

Interest Rate Risk

The Company invests its cash in highly liquid investments with original maturities of three months or less as well as in other short-term debt instruments. The interest rate risk associated with our investing activities at March 31, 2007 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments in fiscal year 2007 to alter the interest rate characteristics of our investment holdings.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer, chief administrative officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer, chief administrative officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that information relating to the Company (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, chief administrative officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our senior management, including our chief executive officer, chief administrative officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2007, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of March 31, 2007. KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included herein.

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

The Stockholders and Board of Directors Diamond Management & Technology Consultants, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Diamond Management & Technology Consultants, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Diamond Management & Technology Consultants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Diamond Management & Technology Consultants, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Diamond Management & Technology Consultants, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Diamond Management & Technology Consultants, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Management & Technology Consultants, Inc. as of March 31, 2006 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated June 8, 2007 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Chicago, Illinois
June 8, 2007

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

Item 10.	Directors, Executive Officers and Corporate Governance

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

The Company has adopted a Code of Business Conduct and Ethics applicable to all employees, its Board of Directors and other representatives. The Code of Business Conduct and Ethics is supplemented by a Code of Ethics for Senior Financial Officers setting forth additional requirements applicable only to the Company’s senior officers (together with the Code of Business Conduct and Ethics, the “Code”). The Code is re-affirmed annually by existing employees. A copy of the Code is filed as Exhibit 14 to this Annual Report of Form 10-K.

Item 11.	Executive Compensation

Information with respect to executive compensation will be set forth in the Proxy Statement under the heading “Compensation Discussion & Analysis,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about the Company’s equity incentive plans as of March 31, 2007 (share amounts in thousands):

	Number of				Number of securities
	securities to be				remaining available for
	issued upon		Weighted-average		future issuance under
	exercise of		exercise price of		equity compensation
	outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected in
Plan Category	and rights		and rights		column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	8,354	(1)	$11.37	(2)	19,893	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	8,354				19,893

(1)	Includes 3,536 shares issuable upon vesting of outstanding stock awards and 2,459 stock-settled stock appreciation rights (“SARs”).

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding stock awards which have no exercise price.

(3)	Includes 1,484 shares available for future issuance under the Company’s Employee Stock Purchase Plan.

Information with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions will be set forth in Note (18) to the consolidated financial statements included herein, and in the Proxy Statement, which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information with respect to principal accountant fees and services will be set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

(1) The consolidated financial statements and schedules listed in the index on page F-1 are filed as part of this Form 10-K.

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

Exhibit
Number		Description

3	.1(a)	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference).
3.2		Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference).
10.1		Stock Purchase Agreement dated July 19, 2006 by and between DiamondCluster International B.V. and Mercer Management Consulting, Inc. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference).
10.2		Employment Agreement between each of the Named Officers and the Company (filed as Exhibit 10.2 to the Form 10-K by the Company on March 31, 2006 and incorporated herein by reference).
10	.3*	Partners’ Operating Agreement dated as of April 1, 2007.

Exhibit
Number		Description

10	.4*	Form of Notices of Grant and Restricted Stock Unit Agreement.
10.6		Summary of Outside Director Board Compensation (incorporated by reference to the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year).
14	*	Code of Business Conduct and Ethics and Supplemental Code of Ethics for Senior Financial Officers.
21	*	Subsidiaries of the Registrant.
23	*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney (included on signature page).
31	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31	.3*	CAO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32	.3*	CAO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Management & Technology Consultants, Inc.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: June 8, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Adam J. Gutstein Adam J. Gutstein	President and Chief Executive Officer (Principal Executive Officer); Director	June 8, 2007

/s/ Karl E. Bupp Karl E. Bupp	Chief Financial Officer and Treasurer (Principal Financial Officer)	June 8, 2007

/s/ Melvyn E. Bergstein Melvyn E. Bergstein	Chairman and Director	June 8, 2007

/s/ John J. Sviokla John J. Sviokla	Vice Chairman and Director	June 8, 2007

/s/ Donald R. Caldwell Donald R. Caldwell	Director	June 8, 2007

/s/ Edward R. Anderson Edward R. Anderson	Director	June 8, 2007

/s/ Alan C. Kay Alan C. Kay	Director	June 8, 2007

Signature	Title	Date

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director	June 8, 2007

/s/ Javier Rubio Javier Rubio	Director	June 8, 2007

/s/ Pauline A. Schneider Pauline A. Schneider	Director	June 8, 2007

/s/ Samuel K. Skinner Samuel K. Skinner	Director	June 8, 2007

/s/ Arnold R. Weber Arnold R. Weber	Director	June 8, 2007

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.:

We have audited the accompanying consolidated balance sheets of Diamond Management & Technology Consultants, Inc. and subsidiaries (the Company) as of March 31, 2006 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Management & Technology Consultants, Inc. and subsidiaries as of March 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 of the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective April 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Diamond Management & Technology Consultants, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 8, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
June 8, 2007

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2006 and 2007

	2006	2007
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$69,899	$84,125
Accounts receivable, net of allowance of $629 and $573 as of March 31, 2006 and 2007, respectively	11,908	14,883
Deferred tax asset — current portion	1,457	865
Prepaid expenses	2,055	2,064
Other current assets	1,064	1,269
Current assets of discontinued operations	21,097	—

Total current assets	107,480	103,206
Restricted cash	5,493	6,095
Computers, equipment, leasehold improvements and software, net	1,431	2,750
Deferred tax asset — long term portion	8,008	7,826
Other assets	2,441	998
Non-current assets of discontinued operations	2,767	—

Total assets	$127,620	$120,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,260	$1,656
Share repurchase payable	—	1,172
Accrued compensation	4,966	7,916
Deferred revenue	999	1,430
Income taxes payable	899	1,743
Other accrued liabilities	7,519	7,384
Current liabilities of discontinued operations	14,746	—

Total current liabilities	31,389	21,301
Restructuring accrual, less current portion	527	340
Net tax indemnification obligation	—	3,307
Non-current liabilities of discontinued operations	3,816	—

Total liabilities	35,732	24,948

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 300,000 shares authorized, 40,071 and 40,023 shares issued as of March 31, 2006 and 2007, respectively	40	40
Additional paid-in capital	623,760	627,599
Accumulated other comprehensive income (loss)	2,473	(2,771)
Accumulated deficit	(456,878)	(435,177)

	169,395	189,691
Less Common Stock in treasury, at cost, 7,572 shares held at March 31, 2006 and 8,325 shares held at March 31, 2007	77,507	93,764

Total stockholders’ equity	91,888	95,927

Total liabilities and stockholders’ equity	$127,620	$120,875

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Fiscal Years Ended March 31, 2005, 2006 and 2007

	2005	2006	2007
	(In thousands, except per share data)

Revenue:
Net revenue	$144,900	$145,224	$168,699
Reimbursable expenses	16,848	18,444	21,574

Total revenue	161,748	163,668	190,273
Project personnel expenses:
Project personnel costs before reimbursable expenses	86,243	99,111	118,596
Reimbursable expenses	16,848	18,444	21,574

Total project personnel expenses	103,091	117,555	140,170

Gross margin	58,657	46,113	50,103

Other operating expenses:
Professional development and recruiting	6,107	6,689	8,838
Marketing and sales	3,507	3,522	3,766
Management and administrative support	24,328	25,328	27,499
Restructuring charges (recovery)	—	400	(24)

Total other operating expenses	33,942	35,939	40,079

Income from operations	24,715	10,174	10,024
Interest income	1,704	2,959	4,301
Interest expense	(52)	(91)	(63)
Other income (expense), net	(216)	102	(139)

Total other income, net	1,436	2,970	4,099
Income from continuing operations before income taxes	26,151	13,144	14,123
Income tax expense (benefit)	(13,420)	11,151	6,908

Income from continuing operations after income taxes	39,571	1,993	7,215
Discontinued operations:
Gain on disposal of discontinued operations, including income tax benefit of $574 for the fiscal year ended March 31, 2007	—	—	22,932
Income (loss) from discontinued operations, net of income taxes	(6,533)	(12,577)	1,254

Discontinued operations, net of income taxes	(6,533)	(12,577)	24,186
Net income (loss)	33,038	(10,584)	31,401
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period	119	(172)	890
Less: reclassification adjustment for foreign currency translation realized from the sale of discontinued operations	—	—	(6,065)

Total foreign currency translation adjustments	119	(172)	(5,175)
Unrealized loss on investment	(317)	(15)	(69)

Comprehensive income (loss)	$32,840	$(10,771)	$26,157

Basic income (loss) per share of common stock:
Income from continuing operations	$1.18	$0.06	$0.23
Income (loss) from discontinued operations	(0.19)	(0.38)	0.76

Net income (loss)	$0.99	$(0.32)	$0.98

Diluted income (loss) per share of common stock:
Income from continuing operations	$1.09	$0.06	$0.21
Income (loss) from discontinued operations	(0.18)	(0.36)	0.71

Net income (loss)	$0.91	$(0.31)	$0.92

Shares used in computing basic income (loss) per share of common stock	33,516	32,963	31,951
Shares used in computing diluted income (loss) per share of common stock	36,281	34,682	34,076

The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	2005	2006	2007

Project personnel costs before reimbursable expenses	$7,301	$9,203	$11,318
Professional development and recruiting	57	67	101
Marketing and sales	248	385	345
Management and administrative support	1,399	2,219	2,925

SBC included in income from continuing operations	9,005	11,874	14,689
SBC included in income (loss) from discontinued operations	5,308	3,211	527

	14,313	15,085	15,216
SBC recorded against the gain on disposal of discontinued operations	—	—	1,379

Total SBC	$14,313	$15,085	$16,595

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years Ended March 31, 2005, 2006 and 2007

						Accumulated
		Additional		Retained		Other	Total
	Common	Paid-in	Stock-based	Earnings	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Compensation	(Deficit)	Stock	Income (Loss)	Equity
	(In thousands)

Balance at March 31, 2004	$39	$624,682	$(6,324)	$(479,332)	$(61,136)	$2,858	$80,787
Issuance, forfeiture and cancellation of stock	(1)	—	—	—	—	—	(1)
Forfeiture and cancellation of stock options issued below market — net	—	(395)	396	—	—	—	1
Stock-based compensation	—	10,559	3,754	—	—	—	14,313
Exercise of stock options	2	15,110	—	—	—	—	15,112
Issuance of treasury stock under equity incentive plans	—	(16,601)	—	—	16,601	—	—
Income tax benefit related to stock-based compensation, net of adjustments	—	4,748	—	—	—	—	4,748
Purchase of treasury stock	—	—	—	—	(31,547)	—	(31,547)
Employee stock purchase plan	—	1,692	—	—	—	—	1,692
Unrealized loss on investment	—	—	—	—	—	(317)	(317)
Translation adjustment	—	—	—	—		119	119
Net income	—	—	—	33,038	—	—	33,038

Balance at March 31, 2005	$40	$639,795	$(2,174)	$(446,294)	$(76,082)	$2,660	$117,945
Issuance, forfeiture and cancellation of stock	1	—	—	—	—	—	1
Reclassification of stock-based compensation	—	(2,174)	2,174	—	—	—	—
Stock-based compensation	—	15,085	—	—	—	—	15,085
Stock-based compensation related to restructuring charges	—	606	—	—	—	—	606
Exercise of stock options	1	1,949	—	—	—	—	1,950
Issuance of treasury stock under equity incentive plans	(2)	(32,910)	—	—	32,912	—	—
Income tax expense related to stock-based compensation, net of adjustments	—	(307)	—	—	—	—	(307)
Purchase of treasury stock	—	—	—	—	(34,337)	—	(34,337)
Employee stock purchase plan	—	1,716	—	—	—	—	1,716
Unrealized loss on investment	—	—	—	—	—	(15)	(15)
Translation adjustment	—	—	—	—	—	(172)	(172)
Net loss	—	—	—	(10,584)	—	—	(10,584)

Balance at March 31, 2006	$40	$623,760	$—	$(456,878)	$(77,507)	$2,473	$91,888
Issuance, forfeiture and cancellation of stock	1	—	—	—	—	—	1
Stock-based compensation	—	16,595	—	—	—	—	16,595
Tender offer cash settlements	—	(1,805)	—	—	—	—	(1,805)
Exercise of stock options	1	4,829	—	—	—	—	4,830
Issuance of treasury stock under equity incentive plans	(2)	(21,208)	—	—	21,208	—	(2)
Income tax expense related to stock-based compensation, net of adjustments	—	3,459	—	—	—	—	3,459
Purchase of treasury stock	—	—	—	—	(37,465)	—	(37,465)
Employee stock purchase plan	—	1,969	—	—	—	—	1,969
Unrealized loss on investment	—	—	—	—	—	(69)	(69)
Translation adjustment	—	—	—	—	—	(5,175)	(5,175)
Dividend paid on Common Stock, $0.30 per share	—	—	—	(9,700)	—	—	(9,700)
Net income	—	—	—	31,401	—	—	31,401

Balance at March 31, 2007	$40	$627,599	$—	$(435,177)	$(93,764)	$(2,771)	$95,927

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended March 31, 2005, 2006 and 2007

	2005	2006	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$33,038	$(10,584)	$31,401
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Restructuring charges (recovery)	—	9,069	(478)
Depreciation and amortization	3,190	2,744	1,754
Write-down of net book value of computers, equipment, leasehold improvements and software, net	71	—	—
Stock-based compensation	14,313	15,085	15,216
Gain on sale of discontinued operations	—	—	(22,358)
Deferred income taxes	(20,633)	10,008	757
Tax benefits from employee stock plans, net of adjustments	4,748	—	—
Changes in assets and liabilities:
Accounts receivable	1,951	(6,792)	(8,395)
Prepaid expenses and other	3,850	(264)	154
Accounts payable	(1,856)	263	(1,088)
Accrued compensation	919	(354)	3,638
Restructuring accrual	(2,980)	(7,805)	(1,309)
Deferred revenue	332	(130)	306
Income taxes payable	2,178	1,198	1,806
Other assets and liabilities	(6,285)	(382)	1,746

Net cash provided by operating activities	32,836	12,056	23,150

Cash flows from investing activities:
Increase in restricted cash	—	(5,493)	(602)
Net redemptions (purchases) of short-term investments	(13,675)	55,975	—
Net proceeds from sale of discontinued operations	—	—	29,462
Capital expenditures, net	(1,763)	(1,580)	(2,902)
Other assets	151	60	227

Net cash provided by (used in) investing activities	(15,287)	48,962	26,185

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	20,905	8,095	14,271
Shares withheld for option exercise price	(1,597)	(1,363)	(2,586)
Shares withheld for employee withholding taxes	(2,506)	(2,965)	(4,990)
Tender offer cash settlements	—	—	(1,805)
Common stock cash dividends	—	—	(9,700)
Tax benefits from employee stock plans, net of adjustments	—	(307)	3,459
Purchase of treasury stock	(31,547)	(34,337)	(36,293)

Net cash used in financing activities	(14,745)	(30,877)	(37,644)

Effect of exchange rate changes on cash	462	(188)	211

Net increase in cash and cash equivalents	3,266	29,953	11,902
Cash and cash equivalents at beginning of year	39,004	42,270	72,223

Cash and cash equivalents at end of year(1)	$42,270	$72,223	$84,125

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$21	$55	$12
Cash paid during the year for income taxes	1,264	1,379	808
Non-cash financing activities:
Treasury stock repurchase obligation	$—	$—	$1,172
Reclassification of stock-based compensation balance to additional paid-in capital	—	2,174	—

(1)	Cash and cash equivalents includes $2,324 of cash and cash equivalents classified as discontinued operations as of March 31, 2006.

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of the Business and Basis of Presentation

Diamond Management & Technology Consultants, Inc., formerly DiamondCluster International Inc., including as the context requires, its wholly-owned subsidiaries (the “Company,” “Diamond”), is a management and technology consulting firm. Diamond helps leading organizations worldwide to understand and leverage technology to realize value in their businesses. Recognizing that information and technology shape market dynamics, Diamond’s small teams of experts work across functional and organizational boundaries to improve growth and profitability. Since the greatest value in a strategy, and its highest risk, resides in its implementation, Diamond also provides proven execution capabilities. Diamond delivers three critical elements to every project: fact-based objectivity, spirited collaboration, and sustainable results.

In March 2006, the Company’s Board of Directors (“Board”) approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” in the financial statements and related notes. North America, the U.K. and India are considered “continuing operations.” All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) was reclassified to conform with this presentation to allow for meaningful comparison. The Consolidated Balance Sheets aggregate amounts associated with discontinued operations as described above. The Consolidated Statement of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

On July 19, 2006, the Company signed a definitive agreement to sell its consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo. The transaction closed on July 31, 2006. On August 1, 2006, the Company changed its name to “Diamond Management & Technology Consultants, Inc.” and began marketing itself under the brand “Diamond.” The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Market.

During the fiscal year ended March 31, 2007, the Company generated net revenue of $168.7 million from 105 clients. At March 31, 2007, the Company employed 507 consultants and 106 operations employees. The Company’s operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C. The Company opened its Mumbai, India and New York City offices in March 2006, and opened its Hartford office in May 2006.

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

Reclassification

Certain amounts reported in previous fiscal years have been reclassified to conform to the fiscal year 2007 presentation. The most significant reclassified amounts include discontinued operations as discussed in Note (4) and restricted cash as discussed in Note (6). In addition, the Company reclassified $881 thousand of its other assets balance to other current assets as of March 31, 2006 for certain notes receivable. The Company also reclassified its value added tax (VAT) receivables and payables as of March 31, 2006 to reflect such amounts on a net basis. As a result, $867 thousand of VAT receivable previously included in other current assets is now reflected as an offset to VAT payable included in other accrued liabilities as of March 31, 2006.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. Foreign currency translation gains (losses) were ($4 thousand), $102 thousand and ($139 thousand) for fiscal years 2005, 2006 and 2007, respectively.

Revenue Recognition

The Company earns revenues from a range of consulting services, including helping organizations worldwide to develop and implement growth strategies, improve operations, and capitalize on technology. Revenues are comprised of professional fees for services rendered to clients plus reimbursement of out-of-pocket expenses and exclude applicable taxes. The Company bills clients for services and expenses incurred either monthly or semi-monthly in accordance with the terms of the client engagement agreement. Prior to the commencement of a client engagement, the Company and the client agree on fees for services based upon the scope of the project, staffing requirements and the level of client involvement. Revenue is recognized over the term of the client engagement in proportion to the level of services performed by each member of the engagement team during the period relative to the estimated total level of effort required to perform the project. Unbilled receivables represent revenues earned for services performed that have not been billed as of the balance sheet date.

Allowance for Doubtful Accounts and Deferred Revenue

Management makes estimates of the amount of billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers the Company’s overall experience with estimating uncollectible amounts. As of March 31, 2007, the accounts receivable balance was $14.9 million, including unbilled accounts receivable of $4.3 million, and net of allowance for doubtful accounts of $0.6 million. Unbilled accounts receivable are typically billed the following month.

Provisions are also made for estimated costs to be incurred subsequent to targeted project completion. These provisions are estimated based principally on historical experience and a review of projects in progress and are reflected, net of actual costs incurred on completed projects, in deferred revenue. Although from time to time the Company has been required to make revisions to clients’ estimated deliverables, to date there have been no such revisions that have had a material effect on the Company’s operating results. The deferred revenue balance, measured based on the estimated gross amount of services to be rendered subsequent to the targeted completion date, was $1.4 million as of March 31, 2007. Also included in the deferred revenue balance are $0.6 million of prepaid client fees related to consulting services that the Company expects to earn in future periods.

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

Effective April 1, 2003, the Company adopted the fair value-based recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” in

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for stock awards to officers and other employees. Under the recognition provisions of SFAS No. 123, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company elected the prospective method of transition as described in SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure,” which applies the recognition provisions to all employee awards granted, modified or settled on or after April 1, 2003, in accounting for employee stock-based compensation. Prior to the adoption of SFAS No. 123, awards that were outstanding as of March 31, 2003, if not subsequently modified, continued to be accounted for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option’s exercise price, and is recognized over the vesting period.

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which a company receives services from employees in share-based payment transactions. SFAS No. 123R requires companies to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

The Company adopted SFAS No. 123R on April 1, 2005 (the first day of its 2006 fiscal year). While the provisions of SFAS No. 123R were not effective until the first annual reporting period that began after June 15, 2005, the Company elected to adopt SFAS No. 123R before the required effective date. The Company adopted SFAS No. 123R using a modified prospective method, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method.

The adoption of SFAS No. 123R did not affect the Company’s financial position or have more than a minimal impact on reported income and earnings per share because the Company adopted SFAS No. 123 on April 1, 2003. SFAS 123R requires that stock-based compensation be amortized over the period from the grant date to the date an employee is eligible for retirement, when the equity awards would be vested upon retirement. The Company has been amortizing these awards over the normal vesting period stated in the notice of grant. Had the Company followed the amortization method outlined in SFAS 123R for awards granted prior to the adoption of SFAS 123R, stock-based compensation in fiscal year 2006 would have been approximately $0.4 million higher. In addition, upon the adoption of SFAS No. 123R in fiscal year 2006, the tax benefit from employee stock plans was reported as cash flows from financing activities. It was previously reported as cash flows from operating activities.

Had compensation expense on options granted prior to April 1, 2003 (prior to the adoption of SFAS No. 123 by the Company) been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123R, the Company’s income from continuing operations and

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basic and diluted income from continuing operations per share would have been equal to the pro forma amounts indicated below (in thousands, except per share data):

Fiscal Year Ended
March 31, 2005

Income from continuing operations after income taxes:
As reported	$39,571
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,536
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(7,863)

Pro forma	$36,244

Basic income from continuing operations per share:
As reported	$1.18
Pro forma	$1.08
Diluted income from continuing operations per share:
As reported	$1.09
Pro forma	$1.00

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds.

Short-term Investments

The Company has previously invested in marketable securities and classified the securities as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, available-for-sale marketable securities are stated at market prices, with the unrealized gain or loss, less applicable deferred income taxes, reported as a component of comprehensive income (loss) and accumulated as a separate component of stockholders’ equity.

As of March 31, 2005, the Company began to classify its investments in auction-rate securities as short-term investments. The Company’s investment in auction-rate securities at March 31, 2006 and March 31, 2007 was zero.

Restricted Cash

Restricted cash consists of cash deposited in a Euro bank account in support of a bank guarantee that resulted from a tax inspection of a former Spanish subsidiary in order to appeal the Spanish taxing authority’s assessment. The classification of restricted cash as non-current is determined based on the terms of the guarantee.

Accounting for Investment Interests

Prior to 2002, the Company had, on occasion, obtained non-controlling equity ownership interests either for cash or as compensation for services performed. Such equity interests do not enable the Company to exercise significant influence over the investees and are accounted for under the cost method unless the securities have readily determinable fair values based on quoted market prices. Securities for which the fair market value is determinable are accounted for under SFAS No. 115. The Company classifies these securities as available-for-sale. Unrealized gains and losses on these investments are reported in comprehensive income

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or loss as “unrealized gain (loss) on investment,” and accumulated as a separate component of stockholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of an impairment charge in other income (expense). As of March 31, 2007, the carrying value of such investments was $60 thousand.

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

Costs Incurred to Develop Software for Internal Use

The Company accounts for costs related to internal use software in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, the Company capitalizes certain internal and external costs, which are comprised of employee salaries and third-party consulting fees incurred during the application development stage of the project, to develop and implement the internal-use software. Such capitalized costs are allocated to expense over the five year estimated life of the software using the straight-line method.

Other Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of the related tax effect, and cumulative foreign currency translation adjustments.

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, investments and accounts receivable. The Company places its cash balances with reputable financial institutions and invests in instruments issued by highly rated institutions. Cash equivalents are stated at cost, which approximates fair value, and investments are carried at fair value. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had two clients that accounted for 17% and 12% of revenues for the fiscal year ended March 31, 2005 and one client that accounted for 13% of revenues for the fiscal years ended March 31, 2006 and 2007. The Company did not have any clients with an outstanding balance that accounted for more than 10% of accounts receivable as of March 31, 2006 and 2007.

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

The fair value of the Company’s financial instruments approximates their carrying value.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(3)	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. The Company will adopt FIN No. 48 effective for the first quarter of the fiscal year ended March 31, 2008. FIN No. 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company is currently evaluating the impact of the adoption of FIN No. 48, but does not anticipate that it will affect the Company’s financial position or have a material impact on reported income and earnings per share.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB No. 108 provides guidance on quantifying the impact of correcting misstatements, including both carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB No. 108 did not have an impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 increases consistency and comparability in fair value measurements and expands disclosures about fair value measurements. The Company does not believe that the adoption of SFAS No. 157 will impact the Company’s overall results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” to permit entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. SFAS No. 159 is effective as of April 1, 2008, with early adoption permitted if the Company chooses to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact that the adoption of SFAS No. 159 may have on the Company’s financial condition and results of operations.

(4)	Discontinued Operations

In March 2006, the Company’s Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for each period presented. North America, the U.K. and India are considered “continuing operations” and are reported as such in the consolidated financial statements and related notes.

On July 19, 2006, the Company signed a definitive agreement to sell its consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo (the “transaction”). The transaction closed on

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 31, 2006, at which time the buyer acquired the stock of five of the Company’s subsidiaries in France, Germany, Spain, Brazil, and the United Arab Emirates in a stock sale for approximately $29.5 million in cash. The Company recorded a gain from the sale, including an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold. As a result of the transaction, the accumulated foreign currency translation adjustments in the amount of $6.1 million were realized in income and were reflected as a reclassification adjustment in other comprehensive income. Under the terms of the agreement, the Company has an opportunity to earn up to an additional $7 million in cash if the consulting units sold by the Company achieve certain revenue objectives during the first 18 months following the closing date of the transaction.

As part of the transaction, 146 consulting professionals and 57 operations staff of the Company became employees of the buyer. Additionally, on August 1, 2006 the Company changed its name to “Diamond Management & Technology Consultants, Inc.” and began marketing itself under the brand “Diamond.” The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Market.

All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) were reclassified in accordance with the reporting requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Consolidated Balance Sheets aggregate amounts associated with discontinued operations as described above. The Consolidated Statement of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented.

The restructuring liability associated with the discontinued operations was $4.1 million. As a result of the sale, the Company’s restructuring liability as of March 31, 2007 is $0.6 million and relates only to the continuing operations of the business.

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Fiscal Year Ended March 31,
	2005	2006	2007

Net revenue	$48,263	$54,666	$22,339
Total revenue	58,027	63,495	25,757
Gross margin	6,895	12,525	4,077
Loss from operations	(6,473)	(10,994)	(132)
Other income (expense)	(115)	150	1,213
Income (loss) from discontinued operations before income taxes	(6,358)	(11,144)	1,081
Income tax expense (benefit)	175	1,433	(173)
Income (loss) from discontinued operations (net of income taxes)	(6,533)	(12,577)	1,254
Net gain on disposal of discontinued operations (including income taxes)	—	—	22,932

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of March 31, 2006 are as follows (amounts in thousands):

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

A subsidiary holding company of the Company had a deferred tax asset of $19.5 million in Spain due to net operating losses generated from the write down of the investment in subsidiaries. There was also a full valuation allowance against that deferred tax asset. The tax gain realized of $12.4 million by the subsidiary holding company as a result of the transaction was offset by the deferred tax asset, with a corresponding reduction in the valuation allowance. As a result, there was minimal tax impact related to the transaction.

As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold in connection with the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, the Company agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately eight years. The maximum potential amount of future payments under the tax indemnification obligation is approximately 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” The Company currently holds shares of Diamond’s common stock in an escrow account for the benefit of recovering from a third party any payments made by the Company under the tax indemnification obligation from the sale transaction. The value of those shares as of March 31, 2007 was $2.3 million. The $3.3 million net tax indemnification obligation reported on the Consolidated Balance Sheet as of March 31, 2007 is comprised of our current accruals net of the current value of the escrow shares.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Geographic Data

The Company operates only in one segment, providing consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.

Data for the geographic regions in which the Company operates is presented below for the periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the Consolidated Balance Sheets (in thousands):

	2005	2006	2007

Net revenue:
North America	$132,614	$137,502	$155,948
United Kingdom and India	12,286	7,722	12,751

Total net revenue	$144,900	$145,224	$168,699

Long-lived assets (as of March 31):
North America		$3,804	$3,625
United Kingdom and India		68	123

Total long-lived assets		$3,872	$3,748

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had two clients that accounted for 17% and 12% of revenues for the fiscal year ended March 31, 2005 and one client that accounted for 13% of revenues for the fiscal years ended March 31, 2006 and 2007.

(6)	Restricted Cash

The Company deposited $5.5 million in a bank account during the fourth quarter of fiscal year 2006 in support of the bank guarantee of 4.3 million Euros, described in Note (4) above. Upon review of the terms of the restrictions of the use of the pledged cash, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets as of March 31, 2006 and 2007. Prior period amounts have been reclassified to conform with this presentation. Restricted cash totaled $5.5 million and $6.1 million at March 31, 2006 and 2007, respectively. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately eight years. The $0.6 million increase in restricted cash during the fiscal year ended March 31, 2007 is primarily related to a collateral increase, as required by the guarantor, for the annual regulatory interest charged on the international tax inspection liability and foreign exchange fluctuation.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Computers, Equipment, Leasehold Improvements and Software, Net

Computers, equipment, leasehold improvements and software, net at March 31, 2006 and 2007 are summarized as follows (amounts in thousands):

	2006	2007

Computers and equipment	$12,330	$5,079
Leasehold improvements	4,765	4,894
Software	10,460	5,682

	27,555	15,655
Less accumulated depreciation and amortization	(26,124)	(12,905)

	$1,431	$2,750

(8)	Other Accrued Liabilities

Other accrued liabilities at March 31, 2006 and 2007 are summarized as follows (amounts in thousands):

	2006	2007

Accrued employee expenses	$1,431	$1,543
Accrued medical insurance claims	1,003	1,032
Other accrued liabilities	5,085	4,809

Total	$7,519	$7,384

(9)	Commitments, Guarantees and Contingencies

Lease Commitments

The Company leases office space and equipment under various non-cancelable operating leases. As of March 31, 2007, the minimum future lease payments under operating leases with non-cancelable terms in excess of one year are as follows (amounts in thousands):

Year Ending March 31,

2008	$2,588
2009	2,622
2010	1,280
2011	378
2012	63
Thereafter	—

$6,931

Rent expense under operating leases amounted to $3.3 million, $3.0 million and $2.8 million for the years ended March 31, 2005, 2006 and 2007, respectively.

The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space and office furniture amounting to $0.5 million as of March 31, 2007.

Guarantees

As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash,

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the Spanish taxing authority in order to appeal such authority’s assessment. The bank guarantee is discussed in more detail in Note (4), “Discontinued Operations.”

Under the terms of the sale agreement in which a portion of its international operations was sold on July 31, 2006, the Company was required to establish a three year $2.0 million indemnity letter of credit.

Legal Contingencies

From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, the Company does not believe that these matters will have a material adverse effect on the financial position or results of operations of the Company.

(10)	Line of Credit

As a matter of prudent business practice, the Company maintains a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank. Under this agreement, the Company may borrow up to $10.0 million at an annual interest rate based on the prime rate or based on LIBOR plus 125 basis points, at its discretion. Under the terms of the credit agreement, the Company is required to maintain certain covenants including a minimum tangible net worth of $65.0 million and a minimum cash and cash equivalents balance of $60.0 million, as well as not pay dividends or issue or acquire stock of the Company. The Company was not in compliance with the dividend payment, stock issuance or stock acquisition covenants which were waived by the bank through July 31, 2007. This line of credit is reduced, as necessary, to account for letters of credit outstanding that secure its office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of its international operations as described in Note (9). As of March 31, 2007, these letters of credit totaled $2.5 million. As of March 31, 2007, there were no outstanding borrowings and the Company had approximately $7.5 million available under this line of credit. The line of credit expires on July 31, 2007. The Company expects to renew the line of credit under similar terms at that time. The Company does not rely on the line of credit for liquidity, as evidenced by the fact that the Company never borrowed cash against the line of credit.

(11)	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of March 31, 2006 and 2007 were as follows (amounts in thousands):

	2006	2007

Foreign currency translation adjustments	$2,368	$(2,807)
Unrealized gain on investment	105	36

Accumulated other comprehensive income (loss)	$2,473	$(2,771)

As a result of the sale transaction described in Note (4) above, accumulated foreign currency translation adjustments in the amount of $6.1 million were realized in income and were reflected as a reclassification adjustment in other comprehensive income.

(12)	Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shares (in thousands) used in computing basic and diluted net income (loss) per share for the fiscal years ended March 31, 2005, 2006 and 2007:

	Fiscal Year Ended March 31,
	2005	2006(1)	2007

Shares used in computing basic income (loss) per share	33,516	32,963	31,951
Dilutive effect of stock options, SARs, and restricted stock/units	2,765	1,719	2,125

Shares used in computing diluted income (loss) per share	36,281	34,682	34,076

Antidilutive securities not included in dilutive net income (loss) per share calculation	4,262	6,993	2,352

(1)	In accordance with SFAS No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

(13)	Stockholders’ Equity

Stockholder Rights Plan Adoption & Termination

On September 23, 2003, the Board of Directors approved the adoption of a Stockholder Rights Plan (the “Plan”). Under the Plan, the Company issued a dividend of one preferred stock purchase right (a “Right”) for each share of Common Stock of the Company held by stockholders of record at the close of business on October 15, 2003 and to new shares of Common Stock issued by the Company after October 15, 2003. The Rights would have expired on October 15, 2013. On September 11, 2006, the Company amended the Plan accelerating the expiration date of the Plan. As a result, the Plan terminated on October 1, 2006.

Dividend Distribution

On November 7, 2006, the Company declared a Board approved initial annual cash dividend of thirty cents per share of common stock outstanding payable to shareholders of record as of November 20, 2006. The dividend distribution totaled approximately $9.7 million and was paid on December 8, 2006.

Stock Repurchases

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006 and March 2007, the Board authorized the repurchase of an additional $50.0 million, $35.0 million and $50.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $160.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the period beginning with the inception of the Buy-back Program in October 1998 and through March 31, 2007, the number of shares repurchased under the current and prior authorizations was 13.6 million shares at an aggregate cost of $164.5 million, or an average price of $12.05 per share. Following is a summary of the

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase activity since inception of the Buy-back Program (amounts in thousands except average price data):

	Repurchases of Common Stock
	Shares	Amount	Average Price

2007	3,341	$37,465	$11.21
2006	3,537	$34,337	$9.71
2005	2,433	$31,547	$12.97
Inception to 2004	4,336	$61,136	$14.10

Total	13,647	$164,485	$12.05

The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal year 2005 to issue treasury shares whenever shares are issued under its equity incentive plans. Through March 31, 2007, the Company has issued 5.3 million treasury shares.

As of March 31, 2007, $1.2 million related to the repurchase of common stock was payable by the Company to the participating broker and was subsequently paid in April 2007.

Following is a summary of common and treasury stock activity for the fiscal years ended March 31, 2005, 2006 and 2007 (in thousands of shares):

	Common Stock
		Held in
	Issued	Treasury

Balance at March 31, 2004	38,683	(4,336)
Issued:
Equity incentive plans	1,850	1,037
Treasury Stock:
Repurchases	—	(2,433)
Shares withheld under equity incentive plans	—	(365)
Retirement	(365)	365

Balance at March 31, 2005	40,168	(5,732)
Issued:
Equity incentive plans	354	1,697
Treasury Stock:
Repurchases		(3,537)
Shares withheld under equity incentive plans		(451)
Retirement	(451)	451

Balance at March 31, 2006	40,071	(7,572)
Issued:
Equity incentive plans	615	2,588
Treasury Stock:
Repurchases	—	(3,341)
Shares withheld under equity incentive plans	—	(663)
Retirement	(663)	663

Balance at March 31, 2007	40,023	(8,325)

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Stock Plans

Share-Based Plans

The Company issues stock-based awards under two share-based equity incentive plans, the Amended and Restated 1998 Equity Incentive Plan (“1998 Plan”) and the 2000 Stock Option Plan (“2000 Plan”) (collectively “Equity Incentive Plans”), both of which are shareholder approved. Under the 1998 Plan, 28.0 million shares were authorized for grant, and at March 31, 2007, approximately 11.1 million shares were available for future grant. Under the 2000 Plan, 8.5 million shares were authorized for grant, and at March 31, 2007, approximately 7.3 million shares were available for future grant. Awards that expire or are cancelled without delivery of shares become available for issuance under the Equity Incentive Plans.

Net income for fiscal years 2005, 2006 and 2007 includes $14.3 million, $15.7 million (including $0.6 million included in restructuring charges) and $16.6 million, respectively, of compensation costs related to our stock-based compensation arrangements, with income tax benefits recognized in fiscal years 2005, 2006, and 2007 of $4.5 million, $3.8 million, and $5.6 million, respectively. The income tax benefit recognized in fiscal year 2005 includes $1.5 million of tax benefit for fiscal year 2004 due to the valuation allowance on the Company’s net deferred tax assets at the end of fiscal year 2004. The U.S. portion of the valuation allowance was reversed at the end of fiscal year 2005.

During fiscal year 2007, the Company modified certain options, SARs and stock awards held by employees who became employees of the purchaser in the sale transaction described in Note (4) above. As a result of that modification, the Company recognized additional stock-based compensation expense of $1.4 million during fiscal year 2007. Also during fiscal year 2007, the Company completed a tender offer to certain former employees of former subsidiaries sold in the sale transaction described above. The tender offer included the exchange of certain options to purchase shares of Diamond common stock and stock appreciation rights for cash. The tender offer resulted in the exchange of options and stock appreciation rights for cash settlements aggregating $1.8 million, their estimated fair value, which were payable to the participating former employees as of September 30, 2006. Those amounts were distributed to the participating former employees in October 2006.

During fiscal year 2006, the Company modified certain options, SARs and stock awards held by employees who were involuntarily terminated due to the restructuring in the second quarter of 2006 to accelerate the vesting. As a result of that modification, the Company recognized additional stock-based compensation expense of $0.4 million during fiscal year 2006, which was a component of the total $0.6 million stock-based compensation expense for the restructuring.

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

During fiscal year 2007, the Company issued 2.4 million stock awards principally as part of the fiscal year 2006 performance review process.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2006, the Company issued 2.8 million stock awards principally as part of the fiscal year 2005 and 2006 performance review process. Of these awards, 0.3 million contain an acceleration clause, stating that vesting may be increased if the Company’s annual revenue growth exceeds 20% in a fiscal year, starting with 2006. No acceleration of vesting was triggered for any grants based on fiscal years 2006 or 2007 revenue growth.

During fiscal year 2005, the Company issued 2.0 million stock awards. Approximately 1.1 million stock awards were issued to employees as part of the fiscal year 2004 review process and 0.4 million stock awards were granted to partners as part of the fiscal year 2005 mid-year performance review process. Both grants contain an acceleration clause stating that vesting may be increased up to 15% per year based on the annual organic net revenue growth of the strategic business units. Revenue growth during fiscal year 2005 triggered the maximum acceleration of vesting for those grants for one year. The remaining grants were primarily to new hires.

The following table summarizes the status of the Company’s non-vested stock awards:

	Non-Vested	Weighted-
	Stock	Average
	Awards	Grant-Date
	(000)	Fair Value

Non-vested at March 31, 2004	2,556	$4.11
Granted	2,016	10.42
Vested	(1,024)	4.76
Forfeited	(365)	6.18

Non-vested at March 31, 2005	3,183	$7.64
Granted	2,789	9.49
Vested	(1,343)	6.98
Forfeited	(577)	9.49

Non-vested at March 31, 2006	4,052	$8.87
Granted	2,359	10.41
Vested	(1,439)	8.18
Forfeited	(1,344)	9.11

Non-vested at March 31, 2007	3,628	$10.01

The total fair value of stock awards vested during fiscal years 2005, 2006 and 2007 was $11.3 million, $12.6 million and $15.3 million, respectively. For non-vested stock awards at March 31, 2007, the aggregate intrinsic value was $42.4 million and the weighted-average remaining contractual term is 3.23 years.

Stock Options and SARs

The Equity Incentive Plans authorize the granting of qualified and non-qualified stock options and stock appreciation rights (“SARs”) to officers and employees and non-qualified stock options and SARs to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of Common Stock. The Equity Incentive Plans provide that the exercise price of the stock options will be determined based on the average of the closing price of a share of Common Stock on the NASDAQ Global Market System for the ten trading days immediately preceding the date of grant. Options/SARs granted under the Amended and Restated 1998 Equity Incentive Plan must have an exercise price at or above the fair market value on the date of grant. Options/SARs granted under the 2000 Stock Option Plan can have an exercise price that is below the fair market value on the date of grant. SARs entitle grantees to receive Common Stock with a value equal to the increase in the fair market value of the Common Stock from the date of grant to the date of exercise. Options/SARs granted to partners generally vest

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over five years and expire on the seventh anniversary of the grant date, or six months after the last vest date for more recent grants and for all SAR grants. Options granted to other employees generally vest over four years and expire on the sixth anniversary of the date of grant, or six months after the last vest date for more recent option grants and for all SAR grants. SARs granted to Board members vest quarterly over one year and expire five years after the last vest date. Options and SARs with graded vesting expensed under SFAS No. 123 are expensed using the Accelerated Expense Recognition Method. Options and SARs granted since the adoption of SFAS No. 123R (April 1, 2005) are expensed on a straight-line basis over the vesting term, except those with a performance acceleration clause (see below), which follow the Accelerated Expense Recognition Method.

During fiscal year 2007, the Company granted 37 thousand SARs, principally to new partners.

During fiscal year 2006, the Company granted 2.8 million SARs, principally as part of the fiscal year 2005 and 2006 performance review process. Of those awards, 0.5 million contain an acceleration clause, as described above under stock awards. No acceleration of vesting was triggered based on fiscal year 2006 or 2007 revenue growth.

During fiscal year 2005, the Company granted 1.9 million SARs and 0.3 million options. Of the total SARs granted, 0.9 million were granted to partners as part of the fiscal year 2004 performance review process and contained an acceleration clause, that allows increased vesting as discussed above under stock awards. In addition, 0.6 million SARs were granted to employees who held expired out of the money options, granted as part of the 2001 Contingency Plan. This Plan required employees to take a percentage reduction in cash compensation in exchange for stock options as part of a cost savings plan. Revenue growth during fiscal year 2005 triggered the maximum acceleration of vesting for those grants for one year.

The fair value of each SAR/option is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock among other factors. The expected life (estimated period of time outstanding) was estimated using historical exercise behavior of employees. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	2005	2006	2007

Expected volatility	45%	40% - 65%	46% - 56%
Weighted-average volatility	45%	56%	54%
Expected dividend yield	0%	0%	0% - 2.6%
Average expected life (in years)	3.18	3.42	3.61
Risk-free interest rate	0.9% - 3.9%	3.35% - 4.53%	4.54% - 5.14%
Weighted-average grant date fair value of options/SARs granted	$3.07	$4.87	$4.41

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the option/SAR activity under the Equity Incentive Plans as of March 31, 2007 and changes during the fiscal years:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option/SARs	Exercise Price	Contractual	Value
Options/SARs	(000)	Per Share	Term	($000)

Outstanding at March 31, 2004	11,726	$11.32	3.23	$11,925
Granted	2,170	9.72
Exercised	(2,162)	9.05
Forfeited or expired	(2,004)	12.76

Outstanding at March 31, 2005	9,730	$11.21	2.92	$55,970
Granted	2,776	11.21
Exercised	(901)	7.57
Forfeited or expired	(1,712)	14.87

Outstanding at March 31, 2006	9,893	$10.90	2.86	$14,680
Granted	37	10.71
Exercised	(2,076)	8.62
Forfeited or expired	(3,036)	11.76

Outstanding at March 31, 2007	4,818	$11.37	2.37	$9,674

Exercisable at March 31, 2007	2,872	$12.15	1.70	$4,704

The total intrinsic value of options and SARs exercised during fiscal years 2005, 2006 and 2007 was $10.0 million, $3.2 million, and $8.3 million, respectively.

Employee Stock Purchase Plan

In September 2003, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue Code and has 4.4 million shares of Common Stock available for purchase by employees. The plan offers eligible employees the option to purchase Common Stock based on the average of the closing price of a share of Common Stock on the NASDAQ Global Market System for the ten trading days prior to the individual’s enrollment date or the purchase date. Offering periods occur on May 1 and each three month period thereafter, for an offering period of two years. Purchases occur every three months. Through May 31, 2004, such purchases were made at 85% of the lesser of the fair market value of the Common Stock on the individual’s enrollment date or the purchase date. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period.

Effective June 1, 2004, the Company’s ESPP was amended to eliminate the 15% discount on the price of the Common Stock to participating employees. The Plan continues to allow a maximum of 4.4 million shares and at March 31, 2007, approximately 1.4 million shares are available for future issuances.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the ESPP (share amounts in thousands):

			Weighted-
			Average
			Purchase Price
	Shares Issued	Range of Prices	Per Share

Issued fiscal year 2005	210	$7.68 to $11.58	$8.16
Issued fiscal year 2006	240	$6.11 to $14.28	$7.16
Issued fiscal year 2007	308	$6.11 to $11.44	$6.39

The fair value of each ESPP offering is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock among other factors. The expected life is based on the offering period and purchase dates. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	2005	2006	2007

Expected volatility	45%	42% - 69%	21% - 57%
Weighted-average volatility	45%	54%	42%
Expected dividend yield	0%	0%	0% - 2.6%(1)
Average expected life (in years)	1.06	1.13	1.13
Risk-free interest rate	1.3% - 3.1%	2.9% - 4.6%	4.7% - 5.2%
Weighted average grant date fair value of ESPP granted	$1.66	$1.69	$1.92

(1)	For ESPP enrollment dates since November 7, 2006, the date the Board declared a dividend.

Other

Cash received from option and ESPP exercises under all share-based payment arrangements for fiscal years 2005, 2006 and 2007 was $19.4 million, $6.6 million and $11.7 million, respectively. The actual tax benefit realized for the tax deductions from option and SAR exercises, including ESPP, totaled $2.9 million, $0.7 million and $8.1 million, respectively, for fiscal years 2005, 2006 and 2007. The Company also paid $2.5 million, $3.0 million and $5.0 million, respectively, in fiscal years 2005, 2006 and 2007 for withholding taxes for shares withheld for taxes upon the vesting of stock awards or the exercise of stock options and SARs.

As of March 31, 2007, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of share-based compensation arrangements was approximately $29.4 million and is expected to be recognized over a weighted-average period of approximately three years.

The Company is using previously purchased treasury shares for all net shares issued for option and SAR exercises, RSUs vesting, restricted stock grants, and ESPP purchases. Shares may also be issued from unissued share reserves. The Company’s active Buy-back Program is not related to this policy, however, shares repurchased under that program will be available to be issued for shares issued under the Equity Incentive Plans and ESPP.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Income Taxes

The provision (benefit) for income taxes for continuing operations for the fiscal years ended March 31, 2005, 2006 and 2007 consisted of the following (in thousands):

	2005	2006	2007

Current:
Federal	$4,238	$4	$5,747
State	1,838	146	206
Foreign	705	275	137

	$6,781	$425	$6,090
Deferred:
Federal	(15,951)	9,604	168
State	(4,250)	1,122	650
Foreign	—	—	—

	$(20,201)	$10,726	$818

	$(13,420)	$11,151	$6,908

The total tax provision (benefit) for continuing operations differs from the amount computed by applying the federal statutory income tax rate of 35 percent to income before taxes as a result of the following (in thousands):

	2005	2006	2007

Federal income taxes (benefit) at statutory rate	$9,153	$4,600	$4,944
Effect of intercompany revenue and expenses eliminated in consolidation and related to discontinued operations	1,487	1,878	(189)
Nondeductible meals and entertainment	205	333	407
Nondeductible stock-based compensation	470	780	304
State income taxes, net of federal benefit	1,195	824	556
Effect of foreign tax credit converted to a net operating loss carryover	—	1,820	—
Other	(805)	1,298	371
Writedown in investment in subsidiary	—	(5,096)	—
Change in valuation allowance for deferred tax assets	(25,125)	4,714	515

	$(13,420)	$11,151	$6,908

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2006 and 2007 are presented below (in thousands):

	2006	2007

Deferred tax assets attributable to:
Net operating loss carryforwards	$29,089	$8,411
Foreign tax credit and AMT credit carryforwards	1,459	427
Allowances and accruals	1,613	1,512
Stock-based compensation	3,427	3,914
Goodwill	1,898	1,648
Depreciation	722	642
Capital loss carryforwards	2,760	1,248

Total gross deferred tax assets	40,968	17,802
Less valuation allowance	(30,655)	(8,631)

Net deferred tax assets	10,313	9,171
Deferred tax liabilities attributable to:
Intangibles	447	—
Prepaids	350	446
Other	51	34

Total deferred tax liabilities	848	480

Net deferred income taxes	$9,465	$8,691

The amount credited to additional paid-in-capital for stock-based compensation deductions in excess of financial statement deductions for fiscal year 2005, 2006 and 2007 was $4.7 million, $(307) thousand and $3.5 million, respectively.

During fiscal year 2005, management concluded that the Company’s income in recent periods as well as the Company’s projections of future earnings represented sufficient positive evidence to support the reversal of the valuation allowance for net U.S. deferred tax assets. During fiscal year 2007, a subsidiary holding company ceased doing business in a foreign country where it had substantial net operating loss carryforwards with a full valuation allowance. As a result, $84.6 million of net operating losses expired during fiscal year 2007, resulting in the reversal of the deferred tax asset and valuation allowance for $29.6 million. As of March 31, 2007, the Company had a valuation allowance of $8.6 million to cover the full amount of international deferred tax assets and for capital loss carryforwards and for certain state net operating losses that management believes are not likely to be utilized.

As of March 31, 2007, the Company has net operating loss carryforwards for state income tax purposes of approximately $27.0 million, which may be used to offset future state taxable income. The expiration of these loss carryforwards ranges between one and sixteen years. In addition, the Company has foreign net operating loss carryforwards of approximately $0.5 million which expire in 2015 and approximately $23.0 million which may be carried forward indefinitely. The Company has foreign tax credit carryforwards of approximately $0.4 million which may be utilized through 2016. The Company believes that the remaining U.S. deferred tax assets are more likely than not realizable based on the estimates of future taxable income.

The Company made net cash payments from continuing operations for income taxes in fiscal year 2005, 2006 and 2007 of $0.7 million, $1.4 million and $0.8 million, respectively.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has several income tax audits pending and while the final resolution is uncertain, in the opinion of the Company’s management, the ultimate disposition of the audits will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

(16)	Benefit Plans

401(k) Plan

The Company established a defined contribution plan covering all of its U.S. employees in February 1994. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. As of September 15, 2004, all eligible employees below the level of vice president are eligible to receive matching contributions when the Company, in its discretion, determines to make matching contributions. The amount of the matching contribution is determined annually based on the Company’s performance and is immediately vested. The total Company contributions to the plan for fiscal years 2005, 2006 and 2007 were $0.4 million, $0.5 million and $0.6 million, respectively.

(17)	Foreign Exchange Risk Management

Objectives and Context

The Company operates internationally; therefore its earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted service transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the British Pound Sterling, the Euro and the Indian Rupee.

Management believes it is prudent to minimize the variability caused by foreign currency fluctuations. Management attempts to minimize foreign currency risk by pricing contracts in the respective local country’s functional currency and by using derivative instruments when necessary. The Company’s financial management continually monitors foreign currency fluctuations and the use of derivative instruments. The Company does not use derivative instruments for purposes other than hedging net investments in foreign subsidiaries. As of March 31, 2007 and during fiscal years 2006 and 2007, there were no open derivative instruments in place.

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

(18)	Related Party Transactions

It is the Company’s policy to reimburse the business use of private airplanes in connection with Company business in order to minimize the time spent by employees traveling to client sites, provided the cost of such travel is at or below prevailing market rates for private or chartered aircraft. In accordance with this policy, the Company reimbursed the chairman of the Board (and chief executive officer through April 1, 2006) of the Company $250 thousand, $275 thousand and $392 thousand for business-related travel on an airplane he owned during fiscal years 2005, 2006 and 2007, respectively.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Short-term Investments

All of the Company’s investments are classified as available-for-sale at March 31, 2006 and 2007. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair value, and net unrealized gains or losses are recorded, net of taxes, in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Any realized gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. The Company’s investments in publicly held companies are generally considered impaired when the fair value of an investment as measured by quoted market price is less than its carrying value and such a decline is not considered temporary. The Company has not invested in auction-rate securities since the first quarter of fiscal year 2006 and does not have any plans to invest in auction-rate securities in the foreseeable future.

(20)	Quarterly Financial Information (Unaudited)

The following table presents the unaudited quarterly financial information for fiscal years 2006 and 2007 (in thousands, except per share amounts). Quarterly income (loss) per share amounts are calculated independently and may not sum to the full year totals or to net income (loss) per share amounts due to rounding and changes in shares outstanding.

	Quarter Ended
	June 30	Sept 30(1)	Dec 31	Mar 31

Year Ended March 31, 2006
Net revenue	$35,597	$36,554	$34,244	$38,829
Total revenue (including reimbursable expenses)	39,800	41,454	38,429	43,985
Gross margin	11,326	13,557	8,611	12,619
Professional development and recruiting	1,410	1,572	1,850	1,857
Marketing and sales	628	961	776	1,157
Management and administrative support	5,941	6,230	6,471	6,686
Restructuring charges	—	2,350	10	(1,960)
Income (loss) from operations	3,347	2,444	(496)	4,879
Income from continuing operations before income taxes	4,033	3,312	179	5,620
Income (loss) from continuing operations after income taxes	1,179	1,451	(1,029)	392
Per share of common stock — basic	0.03	0.04	(0.03)	0.01
Per share of common stock — diluted	0.03	0.04	(0.03)	0.01
Income (loss) from discontinued operations (net of tax)	(2,701)	(11,672)	1,658	138
Per share of common stock — basic	(0.08)	(0.35)	0.05	—
Per share of common stock — diluted	(0.07)	(0.34)	0.05	—
Net income (loss)	(1,522)	(10,221)	629	530
Per share of common stock — basic	$(0.04)	$(0.31)	$0.02	$0.02
Per share of common stock — diluted	$(0.04)	$(0.30)	$0.02	$0.02

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2007
Net revenue	$40,896	$41,163	$43,736	$42,904
Total revenue (including reimbursable expenses)	46,230	46,610	49,158	48,275
Gross margin	12,923	8,653	14,939	13,588
Professional development and recruiting	2,243	2,009	2,662	1,924
Marketing and sales	709	650	1,182	1,225
Management and administrative support	6,607	7,341	6,892	6,659
Restructuring charges	(24)	—	—	—
Income (loss) from operations	3,388	(1,347)	4,203	3,780
Income (loss) from continuing operations before income taxes	4,250	(229)	5,175	4,927
Income from continuing operations after income taxes	2,088	18	2,544	2,565
Per share of common stock — basic	0.06	0.00	0.08	0.08
Per share of common stock — diluted	0.06	0.00	0.08	0.08
Gain (loss) on disposal of discontinued operations, including income taxes	—	23,036	(147)	43
Income (loss) from discontinued operations, net of income taxes	(677)	1,549	457	(75)
Discontinued operations, net of income taxes	(677)	24,585	310	(32)
Per share of common stock — basic	(0.02)	0.75	0.01	—
Per share of common stock — diluted	(0.02)	0.73	0.01	—
Net income	1,411	24,603	2,854	2,533
Per share of common stock — basic	$0.04	$0.75	$0.09	$0.08
Per share of common stock — diluted	$0.04	$0.73	$0.08	$0.08

(1)	During the fourth quarter of fiscal year 2006, the Company recorded an adjustment to increase the restructuring reserve in the second quarter of that fiscal year by $170 thousand.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.

We have audited the accompanying consolidated balance sheets of Diamond Management & Technology Consultants, Inc. and subsidiaries as of March 31, 2006 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Chicago, Illinois
June 8, 2007

S-1

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D		Column E
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period
	(Amounts in thousands)

For the Year Ended March 31, 2007:
Deducted from accounts receivable for uncollectible accounts	$629	$(19)	$37		$573
For the Year Ended March 31, 2006:
Deducted from accounts receivable for uncollectible accounts	$1,079	$28	$478	(1)	$629
For the Year Ended March 31, 2005:
Deducted from accounts receivable for uncollectible accounts	$1,650	$(145)	$426		$1,079

(1)	$311 relates to discontinued operations.

S-2