Form 10-Q
period 2007-06-30
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2007-08-08
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
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

As of July 31, 2007, there were 31,414,153 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	June 30,
	2007	2007
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$84,125	$71,699
Accounts receivable, net of allowance of $573 and $616 as of March 31, 2007 and June 30, 2007, respectively	14,883	17,031
Deferred tax asset — current portion	865	1,200
Prepaid expenses	2,064	2,739
Other current assets	1,269	1,297

Total current assets	103,206	93,966
Restricted cash	6,095	6,222
Computers, equipment, leasehold improvements and software, net	2,750	2,693
Deferred tax asset — long term portion	7,826	7,384
Other assets	998	836

Total assets	$120,875	$111,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656	$1,785
Share repurchase payable	1,172	—
Accrued compensation	7,916	1,176
Deferred revenue	1,430	1,300
Accrued employee expenses	1,543	1,536
Accrued benefit claims	1,032	998
Accrued compensatory travel	895	1,294
Accrued vacation	925	1,568
Income taxes payable — current portion	1,743	710
Other accrued liabilities	2,989	2,916

Total current liabilities	21,301	13,283
Restructuring accrual, less current portion	340	284
Accrued income tax liabilities, less current portion	—	1,352
Net tax indemnification obligation	3,307	3,112

Total liabilities	24,948	18,031

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 300,000 shares authorized, 40,023 and 40,014 shares issued as of March 31, 2007 and June 30, 2007, respectively	40	40
Additional paid-in capital	627,599	625,478
Accumulated other comprehensive loss	(2,771)	(2,724)
Accumulated deficit	(435,177)	(430,951)

	189,691	191,843
Less Common Stock in treasury, at cost, 8,325 shares held at March 31, 2007 and 8,687 shares held at June 30, 2007	93,764	98,773

Total stockholders’ equity	95,927	93,070

Total liabilities and stockholders’ equity	$120,875	$111,101

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Three Months
	Ended June 30,
	2006	2007
	(Unaudited)	(Unaudited)

Revenue:
Net revenue	$40,896	$47,940
Reimbursable expenses	5,334	5,991

Total revenue	46,230	53,931
Project personnel expenses:
Project personnel costs before reimbursable expenses	27,973	32,743
Reimbursable expenses	5,334	5,991

Total project personnel expenses	33,307	38,734

Gross margin	12,923	15,197

Other operating expenses:
Professional development and recruiting	2,243	2,390
Marketing and sales	709	673
Management and administrative support	6,607	6,682
Restructuring recovery	(24)	—

Total other operating expenses	9,535	9,745

Income from operations	3,388	5,452
Other income, net	862	963

Income from continuing operations before income taxes	4,250	6,415
Income tax expense	2,162	2,462

Income from continuing operations after income taxes	2,088	3,953
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(677)	273

Net income	1,411	4,226
Foreign currency translation adjustments	248	18
Unrealized gain (loss) on investment	(61)	29

Comprehensive income	$1,598	$4,273

Basic income (loss) per share of common stock:
Income from continuing operations	$0.06	$0.13
Income (loss) from discontinued operations	(0.02)	0.01

Net income	$0.04	$0.14

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.06	$0.12
Income (loss) from discontinued operations	(0.02)	0.01

Net income	$0.04	$0.13

Shares used in computing basic income (loss) per share of common stock	32,568	31,188
Shares used in computing diluted income (loss) per share of common stock	34,018	33,025

The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months
	Ended June 30,
	2006	2007
	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$2,830	$3,800
Professional development and recruiting	34	29
Marketing and sales	52	110
Management and administrative support	844	801

SBC from continuing operations	3,760	4,740
SBC included in income (loss) from discontinued operations	418	—

Total SBC	$4,178	$4,740

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(In thousands)

	For the Three Months
	Ended June 30,
	2006	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$1,411	$4,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Restructuring recovery	(480)	—
Depreciation and amortization	402	359
Stock-based compensation	4,178	4,740
Deferred income taxes	559	108
Changes in assets and liabilities:
Accounts receivable	(3,054)	(2,053)
Prepaid expenses and other	(140)	(684)
Accounts payable	(539)	34
Accrued compensation	(4,803)	(6,740)
Restructuring accrual	(931)	(55)
Other assets and liabilities	3,091	797

Net cash provided by (used in) operating activities	(306)	732

Cash flows from investing activities:
Increase in restricted cash	(53)	(41)
Capital expenditures, net	(825)	(299)
Other assets	—	44

Net cash used in investing activities	(878)	(296)

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	674	3,503
Shares withheld for option exercise price	(32)	(1,167)
Shares withheld for employee withholding taxes	(2,176)	(1,877)
Tax benefits from employee stock plans, net of adjustments	1,267	1,010
Purchase of treasury stock	—	(14,511)

Net cash used in financing activities	(267)	(13,042)

Effect of exchange rate changes on cash	262	180

Net decrease in cash and cash equivalents	(1,189)	(12,426)
Cash and cash equivalents at beginning of period	72,223 (2)	84,125

Cash and cash equivalents at end of period	$71,034 (2)	$71,699

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10	$7
Cash paid during the period for income taxes	216	972

(1)	The Condensed Consolidated Statements of Cash Flows is prepared on a combined basis and the reported results include both continuing and discontinued operations for the three month periods ended June 30, 2006 and 2007.

(2)	Cash and cash equivalents includes $2,324 and $3,213 of cash and cash equivalents classified as discontinued operations as of March 31, and June 30, 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reflecting the sale of portions of the Company’s international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, discussed in Note D below, the Company was renamed “Diamond Management & Technology Consultants, Inc.” as of August 1, 2006. The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Market and has changed its web site to www.diamondconsultants.com. The Company now markets itself under the brand “Diamond.”

A.	Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Diamond Management & Technology Consultants, Inc., formerly DiamondCluster International, Inc., and its wholly-owned subsidiaries. In this Quarterly Report on Form 10-Q, we use the terms “Diamond,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. Certain amounts reported in the Condensed Consolidated Statement of Cash Flows for the quarter ending June 30, 2006 have been reclassified to conform to the current presentation. The reclassified amounts include restricted cash as discussed in Note C below as well as value added tax (“VAT”) receivables and payables to reflect such amounts on a net basis. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as described in Note B below. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the three months ended June 30, 2007 are not necessarily indicative of results for the full fiscal year.

B.	Income Taxes

We recorded income tax expense of $2.5 million, a 38% effective income tax rate, in the quarter ended June 30, 2007, compared to income tax expense of $2.2 million, a 51% effective income tax rate, in the quarter ended June 30, 2006. The decrease in the effective tax rate in the quarter ended June 30, 2007 was primarily related to improved performance in the U.K. and India in the current tax year where there are valuation allowances on the international deferred tax assets.

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Unrecognized tax benefits as of the adoption of FIN 48 were approximately $1.4 million, of which $1.2 million would affect the effective tax rate if recognized. In conjunction with the adoption of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company does not expect the total amount of unrecognized tax benefits as of April 1, 2007 to change significantly in the next twelve months. Reserves for interest and penalties are not significant. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. federal or United Kingdom (“U.K.”) income tax examinations by tax authorities for years before fiscal year 2002, and is no longer subject to state and local tax examinations by tax authorities for years before fiscal year 2000.

C.	Restricted Cash

The Company deposited $5.5 million in a U.S. dollar bank account during the fourth quarter of fiscal year 2006 in support of the bank guarantee of 4.3 million Euros, described in Note D below. Upon review of the terms of the restrictions of the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets. In January 2007, the bank account was changed to be denominated in Euros. Restricted cash totaled $6.1 million and $6.2 million at March 31, 2007 and June 30, 2007, respectively. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately 8 years. The $0.1 million increase in restricted cash during the three months ended June 30, 2007 is primarily related to interest and foreign exchange fluctuation.

D.	Discontinued Operations

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

The Condensed Consolidated Statements of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months Ended June 30,
	2006	2007

Net revenue	$15,539	$—
Total revenue	18,037	—
Gross margin	3,171	223
Income from operations	201	223
Other expense	(81)	—
Income from discontinued operations before income taxes	120	223
Income tax expense (benefit)	797	(50)
Income (loss) from discontinued operations, net of income taxes	(677)	273

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

As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold in connection with the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, the Company agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately eight years. The maximum potential amount of future payments under the tax indemnification obligation is approximately 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”). The Company currently holds shares of Diamond’s common stock in an escrow account for the benefit of recovering from a third party a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. The value of those shares as of June 30, 2007 was $2.5 million. The $3.1 million net tax indemnification obligation reported on the Consolidated Balance Sheet as of June 30, 2007 is comprised of our current accruals net of the current value of the escrow shares.

E.	Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and stock appreciation rights (“SARs”) and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares used in computing basic and diluted income (loss) per share for the three months ended June 30, 2006 and 2007 (in thousands):

	Three Months
	Ended June 30,
	2006		2007

Shares used in computing basic income (loss) per share	32,568		31,188
Dilutive effect of stock options, SARs and restricted stock/units	1,450		1,837

Shares used in computing diluted income (loss) per share	34,018	(1)	33,025

Antidilutive securities not included in dilutive income (loss) per share calculation	6,932		1,526

(1)	In accordance with Statement of Accounting Financial Standards (“SFAS”) No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

F.	Geographic Data

The Company operates only in one segment, providing management and technology consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.

Data for the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Balance Sheets (in thousands):

	Three Months
	Ended June 30,
	2006	2007

Net revenue:
North America	$37,630	$42,409
United Kingdom and India	3,266	5,531

Total net revenue	$40,896	$47,940

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had one client that accounted for 12% of revenue during the three months ended June 30, 2006 and 2007.

	March 31,	June 30,
	2007	2007

Long-lived assets:
North America	$3,625	$3,407
United Kingdom and India	123	122

Total long-lived assets	$3,748	$3,529

G.	Recent Accounting Pronouncements

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

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” to permit entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. SFAS No. 159 is effective as of April 1, 2008, with early adoption permitted if the Company chooses to apply the provisions of SFAS No. 157. The Company does not believe that the adoption of SFAS No. 159 will materially impact the Company’s overall results of operations or financial position.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” below. We use the terms “we,” “our,” “us,” “the Company” and “Diamond” in this report to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries.

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

In March 2006, the Company’s Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” in the financial statements and related notes. North America, the U.K. and India are considered “continuing operations.” The Condensed Consolidated Statements of Cash Flows are prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

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

During the quarter ended June 30, 2007, we generated net revenue from continuing operations of $47.9 million from 63 clients. At June 30, 2007, we employed 496 consultants and 106 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Gross margin increased 12% in the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal year 2007 primarily due to an increase in net revenue as a result of higher chargeability and an improvement in rate realization. Gross margin increased 18% in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 primarily due an increase in revenue as a result of improved rate realization partially offset by increased practice personnel expenses related to an increase in practice headcount. Our practice headcount was 496 at June 30, 2007 compared to 507 at March 31, 2007 and 449 at June 30, 2006. Our annualized net revenue per practice professional was $382 thousand for the first quarter of fiscal year 2008 compared to $340 thousand for the fourth quarter of fiscal year 2007 and $368 thousand for the first quarter of fiscal year 2007. The increase compared to the fourth quarter of fiscal year 2007 is related to both increased chargeability and an improvement in rate realization. The increase compared to the first quarter of fiscal year 2007 is primarily related to an improvement in rate realization.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information technology, human resources, facilities administration and support (including the renting of office space) and legal services. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from continuing operations before income taxes increased 30% in the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal year 2007 and increased 51% in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 primarily due to the increases in gross margin discussed above with only a modest increase in other operating expenses.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

participate in our sales efforts to secure new client assignments. Our utilization rate for the first quarter of fiscal year 2008 increased to 65% compared to 61% the fourth quarter of fiscal year 2007 and decreased from 70% in the first quarter of fiscal year 2007.

Free cash flow was $0.4 million for the three months ended June 30, 2007 after the payment of $7.9 million in annual variable compensation. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($0.7 million) net of capital expenditures ($0.3 million), provides a consistent metric from which the performance of the business may be monitored.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For a description of the significant accounting policies which we believe are the most critical to aid in understanding and evaluating our reported financial position and results, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Revenue

Net revenue increased $7.0 million, or 17%, in the first quarter ended June 30, 2007 as compared to the same period in the prior fiscal year. This increase was primarily due to higher realized billing rates at new and existing clients as well as an increase in the number of clients that we served in the three months ended June 30, 2007. We continue to focus on expanding our client base and reducing client concentration.

We served 63 clients during the first quarter of fiscal year 2008, compared to 51 clients during the first quarter of the prior fiscal year. Average revenue per client remained flat at $0.8 million during the first quarter of fiscal year 2008 compared to the first quarter of the prior fiscal year.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 8% of revenue during the quarter ended June 30, 2007, compared to 5% during the

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

quarter ended June 30, 2006. For the quarters ended June 30, 2006 and 2007, billed fee revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee		New Client
	Revenue		Revenue
	For the Three		For the Three
	Months Ended		Months Ended
	June 30,		June 30,
Industry	2006	2007	2006	2007

Financial Services	32%	29%	33%	37%
Insurance	25%	24%	0%	0%
Enterprise	11%	20%	21%	41%
Healthcare	20%	19%	9%	13%
Telecommunications	8%	6%	31%	9%
Public Sector	4%	2%	6%	0%

	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses increased $4.8 million, or 17%, during the quarter ended June 30, 2007 as compared to the same period in the prior fiscal year. The increase in project personnel costs was primarily due to increased compensation costs associated with a 10% increase in project personnel. Project personnel costs also increased due to an increase in variable compensation and stock-based compensation for project personnel during the first quarter of fiscal year 2008 compared to the same period in the prior fiscal year. As a percentage of net revenue, project personnel costs before reimbursable expenses remained flat at 68% during the quarter ended June 30, 2007 compared to the same period in the prior fiscal year.

The following table summarizes practice personnel data for quarters ending June 30, 2006 and 2007:

	For the
	Three Months
	Ended June 30,
	2006	2007

Practice headcount	449	496
Annualized net revenue per practice professional (in thousands)	$368	$382
Utilization rate	70%	65%
Annualized voluntary attrition	25%	19%
Total annualized attrition(1)	33%	33%

(1)	Defined as voluntary attrition plus Company initiated attrition.

Professional Development and Recruiting

Professional development and recruiting expenses increased $0.1 million, or 7%, during quarter ended June 30, 2007 as compared to the same period in the prior fiscal year. The increase was primarily due to increases in the level of training development and training course conduct expenditures, offset by a decrease in sourcing fees related to non-campus hire searches. As a result of increases in headcount, our expenditures related to training increased as we added to the number of training courses offered to employees during the quarter ended June 30, 2007 compared to the same period in the prior fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Income, Net

Other income, net increased $0.1 million, or 12%, during the quarter ended June 30, 2007 as compared to the same period in the prior fiscal year. This increase is primarily due to an increase in interest income resulting from a higher average cash and cash equivalents balance from continuing operations during the quarter ended June 30, 2007 compared to the same period in the prior fiscal year.

Income Tax Expense

We recorded income tax expense of $2.5 million, a 38% effective income tax rate, in the quarter ended June 30, 2007, compared to income tax expense of $2.2 million, a 51% effective income tax rate, in the quarter ended June 30, 2006. The decrease in the effective tax rate in the quarter ended June 30, 2007 was primarily related to improved performance in the U.K. and India in the current tax year where there are valuation allowances on the international deferred tax assets.

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in fiscal years 2002 and 2003. Statement of Accounting Financial Standards (“SFAS”) No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the losses we incurred during fiscal years 2002 and 2003. Based on the reported income in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.2 million of the valuation allowance as of March 31, 2005. As of June 30, 2007, the remaining valuation allowance against deferred tax assets was $8.5 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards.

Effective April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Unrecognized tax benefits as of the adoption of FIN 48 were approximately $1.4 million, of which $1.2 million would affect the effective tax rate if recognized. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We do not expect the total amount of unrecognized tax benefits as of April 1, 2007 to change significantly in the next twelve months. Reserves for interest and penalties are not material. We file income tax returns in the U.S. at the federal level as well as in various state and foreign jurisdictions. We are no longer subject to U.S. federal or U.K. income tax examinations by tax authorities for years before fiscal year 2002, and are no longer subject to state and local tax examinations by tax authorities for years before fiscal year 2000.

We have several income tax audits pending and while the final resolution is uncertain, in the opinion of our management, the ultimate disposition of the audits will not have a material adverse effect on our financial position, liquidity or results of operation.

Discontinued Operations

In March 2006, the Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell the portions of our international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Paulo and as a result these are reported as “discontinued operations” for the periods presented. On July 19, 2006, we signed a definitive agreement to sell our consulting operations reported as discontinued operations. The transaction closed on July 31, 2006. The Company recorded a net gain from the sale, net of an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold. Refer to Note D to the condensed consolidated financial statements for a summary of the components of the operating results of discontinued operations in the quarters ended June 30, 2006 and 2007.

Liquidity and Capital Resources

The following table describes our liquidity and financial position as of June 30, 2006 and 2007:

	June 30,
	2006	2007
	(In millions)

Working capital	$79.5	$80.7
Cash and cash equivalents	$67.8	$71.7
Non-utilized bank credit facilities	$9.1	$7.5
Stockholders’ equity	$97.4	$93.1

Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations, proceeds received upon the exercise of stock options by our employees and in fiscal year 2007, proceeds from the sale of portions of our international operations reported as discontinued operations. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program and our annual dividend. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and common stock dividend requirements at least through fiscal year 2009.

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million. This line of credit was amended and restated on July 31, 2007 to amend certain covenants while maintaining the $10.0 million credit limit. Under the new credit agreement, the Company is required to maintain financial covenants including a minimum tangible net worth of $50.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments cannot exceed $17.5 million and the annual purchase, retirement or redemption of Company stock cannot exceed 20% of market capitalization. The annual interest rate under the new agreement is based on the prime rate minus 50 basis points or LIBOR plus 75 basis points. The new credit agreement expires July 31, 2009. Under the terms of the previous credit agreement which expired July 31, 2007, the Company was required to maintain a minimum tangible net worth of $65.0 million and a minimum cash and cash equivalents balance of $60.0 million, as well as not pay dividends or issue or acquire stock of the Company. The Company received a waiver for the dividend payment and stock issuance and acquisition covenants through July 31, 2007. The line of credit is reduced, as necessary, to account for letters of credit outstanding that secure our office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of our international operations. As of June 30, 2007, these letters of credit totaled $2.5 million. As of June 30, 2007, there were no outstanding borrowings and we had approximately $7.5 million available under this line of credit. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

From time to time, we undergo various tax examinations and audits related to our holding company and its subsidiaries. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 we provided a bank guarantee in the amount of 4.3 million Euros with the Spanish taxing authority in order to appeal such authority’s assessment. The bank guarantee is secured by $6.2 million, classified as restricted

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

cash, as of June 30, 2007. The Spanish subsidiary was sold as part of the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, we agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately eight years. The maximum potential amount of future payments under the tax indemnification obligation is approximately 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors and based upon guidance set forth in FIN No. 45. We currently hold shares of Diamond’s common stock in an escrow account for the benefit of recovering from a third party a portion of any payments made by us under the tax indemnification obligation from the sale transaction. The value of those shares at June 30, 2007 was $2.5 million. The $3.1 million net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet as of June 30, 2007 is comprised of our current accruals net of the current value of the escrow shares.

Cash Flows from Operating Activities

During the three months ended June 30, 2007, net cash provided by operating activities was $0.7 million. This primarily resulted from the following activities (amounts in millions):

Three Months Ended
June 30, 2007

Net income	$4.2
Non-cash items (1)	5.1
Deferred income taxes (2)	0.1
Total increases in cash flows from operating activities due to changes in assets and liabilities (3)	0.8
Total decreases in cash flows from operating activities due to changes in assets and liabilities (4)	(9.5)

Net cash provided by operating activities	$0.7

(1)	Non-cash items aggregating $5.1 million are excluded from the net income of $4.2 million to arrive at net cash provided by operating activities. These non-cash items are summarized as follows (in millions):

Three Months Ended
June 30, 2007

Stock-based compensation	$4.7
Depreciation and amortization	0.4

Total non-cash items	$5.1

(2)	Deferred income taxes decreased $0.1 million during the three months ended June 30, 2007. This change is also excluded from net income of $4.2 million to arrive at cash flows from operating activities.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

(3)	The total increase in cash flows from operating activities due to changes in assets and liabilities was $0.8 million. The increases are summarized as follows (in millions):

Three Months Ended
June 30, 2007

Income taxes payable	$0.3
Other assets and liabilities	0.5

Total increases in cash flows from operating activities due to changes in assets and liabilities	$0.8

(4)	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $9.5 million. This decrease was primarily the result of a decrease in accrued compensation related to the payment of $7.9 million of annual variable compensation offset by $1.2 million of variable compensation accrued during the quarter, and an increase in accounts receivable due to revenue growth. The decreases are summarized as follows (in millions):

Three Months Ended
June 30, 2007

Accrued compensation	$(6.7)
Accounts receivable	(2.0)
Prepaid expenses and other	(0.7)
Restructuring accrual	(0.1)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(9.5)

Our billings from continuing operations for the three months ended June 30, 2007 totaled $54.6 million compared to $46.7 million for the three months ended June 30, 2006. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from an increased number of revenue generating projects. These amounts include value added tax (“VAT”) and billings to clients for reimbursable expenses (which are not included in net revenue). Our gross accounts receivable balance of $17.6 million at June 30, 2007 represented 29 days of billings for the quarter ended June 30, 2007. At June 30, 2006, the gross receivable balance was $14.5 million which represented 28 days of billings for the quarter ended June 30, 2006. The increase in accounts receivable at June 30, 2007 as compared to June 30, 2006 was principally due to an increase in net revenue. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.

Contractual Obligations

There have been no material changes to the table presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $1.4 million as of April 1, 2007 and June 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows from Investing Activities

Cash used in investing activities was $0.3 million for the three months ended June 30, 2007 largely due to capital expenditures of $0.3 which were primarily related to purchases of computer hardware and internal software development.

Cash Flows from Financing Activities

Cash used in financing activities was $13.0 million for the three months ended June 30, 2007 resulting from the repurchase of Diamond common stock totaling $14.5 million, shares withheld for employee withholding taxes paid by Diamond of $1.9 million and shares tendered for option exercise price of $1.2 million. These amounts were offset by $3.5 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan and $1.0 million in tax benefits from stock-based compensation credited to additional paid-in capital.

Treasury Stock Transactions

The Board has authorized from time to time the repurchase of our common stock in the open market or through privately negotiated transactions. During the period beginning with the inception of such “Buy-back Program” in October 1998 until the Company’s Board meeting on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the Board meeting on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. This authorization also approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, and March 2007, the Board authorized the repurchase of an additional $50.0 million, $35.0 million and $50.0 million, respectively, of shares of the Company’s outstanding common stock under the Buy-back Program, resulting in an aggregate cumulative market value of up to $160.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the quarter ended June 30, 2007, we repurchased approximately 1.0 million shares at an average price of $12.71. As of June 30, 2007, the amount available for repurchase under the Buy-back Program was $52.7 million.

Summary

We believe that our current cash balances, existing lines of credit, and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal year 2009. If necessary, we believe that additional bank credit would be available to fund any additional operating and capital requirements. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities. However, there is no assurance that such financing would be available to us on acceptable terms, or at all.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the three months ended June 30, 2007. As a result of the sale of portions of the Company’s international consulting operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, the Company’s foreign currency risk has been reduced as the Company’s revenue and expenses from continuing operations are primarily denominated in the U.S. Dollar.

Item 4.	Controls and Procedures

(a) Controls and Procedures.  Our senior management, with the participation of our Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective such that information relating to the Company (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

We are involved in several legal claims or proceedings concerning matters arising in the ordinary course of business. However, we do not expect that any of these matters, individually or in the aggregate, will have a material effect or impact on our results of operation or financial condition.

Item 1A.	Risk Factors

Other than the changes to the risk factors below, there have been no other material changes to our Risk Factors as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the quarter. During the quarter ended June 30, 2007, we had one client that individually accounted for 12% of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable, we could be subject to significant financial exposure.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Board has authorized from time to time the repurchase of our common stock in the open market or through privately negotiated transactions. During the period beginning with the inception of such “Buy-back Program” in October 1998 until the Company’s Board meeting on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the Board meeting on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. This authorization also approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, and March 2007, the Board authorized the repurchase of an additional $50.0 million, $35.0 million and $50.0 million, respectively, of shares of the Company’s outstanding common stock under the Buy-back Program, resulting in an aggregate cumulative market value of up to $160.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended June 30, 2007, the Company repurchased approximately 1.0 million shares at an average price of $12.71. As of June 30, 2007, the amount available for repurchase under the Buy-back Program was $52.7 million.

	Issuer Purchases of Equity Securities
				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
	Total Number of	Average Price Paid	Purchased as Part of	That May be Purchased
Period	Shares Purchased(1)	per Share(1)(2)	Publicly Announced Plans	Under the Plan

April 1, 2007 — April 30, 2007	299,400	$11.86	299,400	$62,464,393
May 1, 2007 — May 31, 2007	491,249	$12.91	488,000	$56,162,973
June 1, 2007 — June 30, 2007	262,200	$13.30	262,200	$52,676,765

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

(1)	In addition to purchases made under the Company’s publicly announced Buy-Back Program, included in this column are transactions under the Company’s stock-based compensation plans involving the delivery to the Company of 3,249 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

(2)	Average price paid per share of stock repurchased under the Buy-Back Program is execution price, including commissions paid to brokers.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1		Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
31	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K dated August 7, 2007 (Quarterly Earnings and Announcement)

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: August 8, 2007

By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer

Date: August 8, 2007