Form 10-Q
period 2007-09-30
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2007-11-09
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-22125

Diamond Management & Technology Consultants, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4069408 (I.R.S. Employer Identification No.)

875 N. Michigan Avenue, Suite 3000, Chicago, Illinois	60611 (Zip Code)
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

As of October 31, 2007, there were 30,404,058 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	September 30,
	2007	2007
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$84,125	$67,395
Accounts receivable, net of allowance of $573 and $574 as of March 31, 2007 and September 30, 2007, respectively	14,883	22,065
Deferred tax asset — current portion	865	1,188
Prepaid expenses	2,064	3,019
Other current assets	1,269	1,217

Total current assets	103,206	94,884
Restricted cash	6,095	6,579
Computers, equipment, leasehold improvements and software, net	2,750	3,489
Deferred tax asset — long-term portion	7,826	7,821
Other assets	998	995

Total assets	$120,875	$113,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656	$1,797
Share repurchase payable	1,172	555
Accrued compensation	7,916	2,546
Deferred revenue	1,430	1,095
Accrued employee expenses	1,543	1,439
Accrued benefit claims	1,032	995
Accrued compensatory travel	895	1,531
Accrued vacation	925	1,745
Income taxes payable — current portion	1,743	1,700
Other accrued liabilities	2,989	2,686

Total current liabilities	21,301	16,089
Restructuring accrual — long-term portion	340	228
Accrued income tax liabilities — long-term portion	—	1,365
Net tax indemnification obligation	3,307	4,104

Total liabilities	24,948	21,786

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 300,000 shares authorized, 40,023 and 40,013 shares issued as of March 31, 2007 and September 30, 2007, respectively	40	40
Additional paid-in capital	627,599	627,850
Accumulated other comprehensive loss	(2,771)	(2,652)
Accumulated deficit	(435,177)	(428,776)

	189,691	196,462
Less Common Stock in treasury, at cost, 8,325 shares held at March 31, 2007 and 9,356 shares held at September 30, 2007	93,764	104,480

Total stockholders’ equity	95,927	91,982

Total liabilities and stockholders’ equity	$120,875	$113,768

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Net revenue	$41,163	$45,259	$82,059	$93,199
Reimbursable expenses	5,447	5,549	10,781	11,540

Total revenue	46,610	50,808	92,840	104,739
Project personnel expenses:
Project personnel costs before reimbursable expenses	32,510	31,378	60,483	64,121
Reimbursable expenses	5,447	5,549	10,781	11,540

Total project personnel expenses	37,957	36,927	71,264	75,661

Gross margin	8,653	13,881	21,576	29,078

Other operating expenses:
Professional development and recruiting	2,009	2,161	4,252	4,551
Marketing and sales	650	731	1,359	1,404
Management and administrative support	7,341	6,353	13,948	13,035
Restructuring recovery	—	—	(24)	—

Total other operating expenses	10,000	9,245	19,535	18,990

Income (loss) from operations	(1,347)	4,636	2,041	10,088
Other income, net	1,118	977	1,980	1,940

Income (loss) from continuing operations before income taxes	(229)	5,613	4,021	12,028
Income tax expense (benefit)	(247)	2,749	1,915	5,211

Income from continuing operations after income taxes	18	2,864	2,106	6,817
Discontinued operations:
Gain on disposal of discontinued operations including income tax benefit of $574	23,036	—	23,036	—
Income (loss) from discontinued operations, net of income taxes	1,549	(689)	872	(416)

Discontinued operations, net of income taxes	24,585	(689)	23,908	(416)

Net income	24,603	2,175	26,014	6,401
Foreign currency translation adjustments	(5,553)	69	(5,305)	87
Unrealized gain (loss) on investment	4	3	(57)	32

Comprehensive income	$19,054	$2,247	$20,652	$6,520

Basic income (loss) per share of common stock:
Income from continuing operations	$0.00	$0.09	$0.06	$0.22
Income (loss) from discontinued operations	0.75	(0.02)	0.73	(0.01)

Net income	$0.75	$0.07	$0.80	$0.21

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.00	$0.09	$0.06	$0.21
Income (loss) from discontinued operations	0.73	(0.02)	0.70	(0.01)

Net income	$0.73	$0.07	$0.77	$0.20

Shares used in computing basic income (loss) per share of common stock	32,681	30,876	32,625	31,031
Shares used in computing diluted income (loss) per share of common stock	33,514	31,997	33,921	32,634

The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$2,913	$3,865	$5,743	$7,666
Professional development and recruiting	22	30	56	59
Marketing and sales	115	65	167	175
Management and administrative support	719	616	1,563	1,416

SBC from continuing operations	3,769	4,576	7,529	9,316
SBC included in income (loss) from discontinued operations	109	—	527	—

	3,878	4,576	8,056	9,316
SBC recorded against the gain on disposal of discontinued operations	1,379	—	1,379	—

Total SBC	$5,257	$4,576	$9,435	$9,316

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(In thousands)

	For the Six Months
	Ended September 30,
	2006	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$26,014	$6,401
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring recovery	(478)	—
Depreciation and amortization	929	718
Stock-based compensation	8,056	9,316
Gain on sale of discontinued operations	(22,462)	—
Deferred income taxes	(1,034)	(318)
Changes in assets and liabilities:
Accounts receivable	(9,471)	(7,027)
Prepaid expenses and other	(270)	(878)
Accounts payable	(554)	7
Accrued compensation	2,469	(5,370)
Restructuring accrual	(1,191)	(110)
Other assets and liabilities	5,410	2,274

Net cash provided by operating activities	7,418	5,013

Cash flows from investing activities:
Increase in restricted cash	(93)	(63)
Net proceeds from sale of discontinued operations	28,049	—
Capital expenditures, net	(1,655)	(1,451)
Other assets	47	44

Net cash provided by (used in) investing activities	26,348	(1,470)

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	1,441	3,123
Payment of employee withholding taxes from equity transactions	(2,399)	(2,063)
Proceeds due to employees from employee sales of common stock	2,431	—
Tax benefits from employee stock plans, net of adjustments	1,265	1,006
Purchase of treasury stock	(8,553)	(22,463)

Net cash used in financing activities	(5,815)	(20,397)

Effect of exchange rate changes on cash	117	124

Net increase (decrease) in cash and cash equivalents	28,068	(16,730)
Cash and cash equivalents at beginning of period	72,223 (2)	84,125

Cash and cash equivalents at end of period	$100,291	$67,395

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12	$9
Cash paid during the period for income taxes	448	3,073
Non-cash financing activities:
Treasury stock repurchase obligation	$854	$555
Tender offer purchase obligation	1,805	—

(1)	The Condensed Consolidated Statements of Cash Flows is prepared on a combined basis and the reported results include both continuing and discontinued operations for the six month periods ended September 30, 2006 and 2007.

(2)	Cash and cash equivalents includes $2,324 of cash and cash equivalents classified as discontinued operations as of March 31, 2006.

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reflecting the sale of portions of the Company’s international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, discussed in Note D below, the Company was renamed “Diamond Management & Technology Consultants, Inc.” as of August 1, 2006. The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Select Market and has changed its web site to www.diamondconsultants.com. The Company now markets itself under the brand “Diamond.”

A.	Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Diamond Management & Technology Consultants, Inc., formerly DiamondCluster International, Inc., and its wholly-owned subsidiaries. In this Quarterly Report on Form 10-Q, we use the terms “Diamond,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. Certain amounts reported in the Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2006 have been reclassified to conform to the current presentation. The reclassified amounts include restricted cash as discussed in Note C below as well as value added tax (“VAT”) receivables and payables to reflect such amounts on a net basis. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as described in Note B below. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of results for the full fiscal year.

B.	Income Taxes

We recorded income tax expense of $2.7 million, a 49% effective income tax rate, in the quarter ended September 30, 2007, compared to an income tax benefit of $0.2 million, a 108% effective income tax rate, in the quarter ended September 30, 2006. The 108% effective income tax rate in the quarter ended September 30, 2006 was a divergence from historical reported effective income tax rates due to minimal reported income in the period. We recorded income tax expense of $5.2 million, a 43% effective income tax rate, in the six months ended September 30, 2007, compared to income tax expense of $1.9 million, a 48% effective income tax rate, in the six months ended September 30, 2006. The decreases in the effective tax rate in the quarter and six months ended September 30, 2007 were primarily related to improved performance in our international operations in the current tax year where there are valuation allowances on the international deferred tax assets. Due to these valuation allowances, the Company currently receives no reported tax benefit for international losses or reported tax expense for international profits.

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

Unrecognized tax benefits as of the adoption of FIN 48 were approximately $1.4 million, of which $1.2 million would affect the effective tax rate if recognized. In conjunction with the adoption of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company does not expect the total amount of unrecognized tax benefits as of September 30, 2007 to change significantly in the next twelve months. Reserves for interest and penalties are not significant. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal or United Kingdom (“U.K.”) income tax examinations by tax authorities for years before fiscal year 2002, and is no longer subject to state and local tax examinations by tax authorities for years before fiscal year 2000.

C.	Restricted Cash

The Company deposited $5.5 million in a U.S. dollar bank account during the fourth quarter of fiscal year 2006 in support of the bank guarantee of 4.3 million Euros, described in Note D below. Upon review of the terms of the restrictions of the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets. In January 2007, the bank account was changed to be denominated in Euros. Restricted cash totaled $6.1 million and $6.6 million at March 31, 2007 and September 30, 2007, respectively. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately seven years. The $0.5 million increase in restricted cash during the six months ended September 30, 2007 is related to interest income and foreign exchange fluctuation.

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

On July 19, 2006, the Company signed a definitive agreement (“the agreement”) to sell its consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo (the “transaction”). The transaction closed on July 31, 2006, at which time the buyer acquired the stock of five of the Company’s subsidiaries in France, Germany, Spain, Brazil, and the United Arab Emirates in a stock sale for approximately $29.5 million in cash. The Company recorded a gain from the sale, including an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold. As a result of the transaction, the accumulated foreign currency translation adjustments in the amount of $6.1 million were realized in income and were reflected as a reclassification adjustment in other comprehensive income. Under the terms of the agreement, the Company has an opportunity to earn up to an additional $7 million proceeds in cash if the consulting units sold by the Company achieve certain revenue objectives during the first 18 months following the closing date of the transaction.

As part of the transaction, 146 consulting professionals and 57 operations staff of the Company became employees of the buyer. Additionally, on August 1, 2006 the Company changed its name to “Diamond Management & Technology Consultants, Inc.” and began marketing itself under the brand “Diamond.” The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Select Market.

The Condensed Consolidated Statements of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2006(1)	2007	2006(1)	2007

Net revenue	$6,799	$—	$22,339	$—
Total revenue	7,720	—	25,757	—
Gross margin	906	(539)	4,077	(316)
Loss from operations	(298)	(632)	(97)	(409)
Other income	1,295	—	1,213	—
Income (loss) from discontinued operations before income taxes	997	(632)	1,116	(409)
Income tax expense (benefit)	(552)	57	244	7
Income (loss) from discontinued operations (net of income taxes)	1,549	(689)	872	(416)
Net gain on disposal of discontinued operations (including income taxes)	23,036	—	23,036	—

(1)	The three and six month periods ended September 30, 2006 include operating results of discontinued operations for the period July 1, 2006 — July 31, 2006 and April 1, 2006 — July 31, 2006, respectively.

A subsidiary holding company of the Company had a deferred tax asset of $19.5 million in Spain due to net operating losses generated from the write down of the investment in subsidiaries. There was also a full valuation allowance against that deferred tax asset. The tax gain realized of $12.4 million by the subsidiary holding company as a result of the transaction was offset by the deferred tax asset, with a corresponding reduction in the valuation allowance. As a result, there was minimal tax impact related to the transaction and to any anticipated future payments related to the transaction.

As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold in connection with the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, the Company agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately seven years. The maximum potential amount of future payments under the tax indemnification obligation is approximately 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”). The Company currently holds shares of Diamond’s common stock beneficially owned by a third party in an escrow account for the benefit of recovering from the third party a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. The value of those shares as of September 30, 2007 was $1.8 million. The $4.1 million net tax indemnification obligation reported on the Consolidated Balance Sheet as of September 30, 2007 is comprised of our current accruals net of the current value of the escrow shares.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and stock appreciation rights (“SARs”) and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income (loss) per share for the three and six months ended September 30, 2006 and 2007 (in thousands):

	Three Months			Six Months
	Ended September 30,			Ended September 30,
	2006	2007		2006	2007

Shares used in computing basic income (loss) per share	32,681	30,876		32,625	31,031
Dilutive effect of stock options, SARs and restricted stock/units	833	1,121		1,296	1,603

Shares used in computing diluted income (loss) per share	33,514	31,997	(1)	33,921	32,634	(1)

Antidilutive securities not included in dilutive income (loss) per share calculation	8,687	3,066		7,349	1,626

(1)	In accordance with Statement of Accounting Financial Standards (“SFAS”) No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

F.	Geographic Data

The Company operates only in one segment, providing management and technology consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.

Data regarding net revenue based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007

Net revenue:
North America	$38,485	$41,057	$76,115	$83,466
United Kingdom and India	2,678	4,202	5,944	9,733

Total net revenue	$41,163	$45,259	$82,059	$93,199

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had one client that accounted for 13% of revenue during the three and six months ended September 30, 2007 and had one client that accounted for 10% of revenue during the three and six months ended September 30, 2006.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data regarding long-lived assets based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	September 30,
	2007	2007

Long-lived assets:
North America	$3,625	$3,991
United Kingdom and India	123	493

Total long-lived assets	$3,748	$4,484

G.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 increases consistency and comparability in fair value measurements and expands disclosures about fair value measurements. The Company does not believe that the adoption of SFAS No. 157 will materially impact the Company’s overall results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” to permit entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted if the Company chooses to apply the provisions of SFAS No. 157. The Company does not believe that the adoption of SFAS No. 159 will materially impact the Company’s overall results of operations or financial position.

H.	Subsequent Event

On November 6, 2007, the Board declared an annual cash dividend of thirty-five cents per share of common stock outstanding payable to shareholders of record on November 20, 2007. The dividend will be paid on December 6, 2007.

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

On July 19, 2006, we signed a definitive agreement to sell our consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo. The transaction closed on July 31, 2006. On August 1, 2006, the Company changed its name to “Diamond Management & Technology Consultants, Inc.” and began marketing itself under the brand “Diamond.” The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Select Market.

During the quarter ended September 30, 2007, we generated net revenue of $45.3 million from 63 clients. At September 30, 2007, we employed 518 consultants and 112 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

We generate revenue in several different countries globally and our revenues and expenses are denominated in multiple currencies. The most common currencies that we operate under are the U.S. Dollar, the British Pound Sterling, the Euro and the Indian Rupee. However, the majority of revenue and expenses are denominated in the U.S. Dollar and as such, our consolidated revenues and expenses are not significantly impacted by fluctuations in foreign currency exchange rates.

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Gross margin decreased 9% in the second quarter of fiscal year 2008 compared to the first quarter of fiscal year 2008 primarily due to the decrease in net revenue as a result of lower chargeability. This decrease was partially offset by a decrease in practice personnel expenses primarily related to lower salaries and benefits expense due to a decrease in practice personnel early in the quarter and an increase in capitalized internal labor costs for internal use software. Gross margin increased 60% in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007 primarily due to an increase in net revenue as a result of improved rate realization in addition to a decrease in practice personnel expenses due to a $4.1 million special bonus accrual that was recorded during the second quarter of fiscal year 2007. Excluding the special bonus accrual, gross margin would have increased 9% due to the increase in net revenue partially offset by increased practice personnel expenses related to an increase in practice headcount. Our practice headcount was 518 at September 30, 2007 compared to 496 at June 30, 2007 and 502 at September 30, 2006. Our annualized net revenue per practice professional was $357 thousand for the second quarter of fiscal year 2008 compared to $382 thousand for the first quarter of fiscal year 2008 and $346 thousand for the second quarter of fiscal year 2007. The decrease compared to the first quarter of fiscal year 2008 is primarily related to the net addition of 22 consultants to the project personnel headcount coupled with a decrease in net revenue during the quarter. The increase compared to the second quarter of fiscal year 2007 is primarily related to an improvement in rate realization, partially offset by a 7% increase in the average number of consultants during those periods.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information technology, human resources, facilities administration and support (including the renting of office space) and legal services. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from operations decreased 15% in the second quarter of fiscal year 2008 compared to the first quarter of fiscal year 2008 and increased 444% in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. Excluding the special bonus recorded in the second quarter of fiscal year 2007, income from operations would have increased 43% in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. These

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

fluctuations were primarily due to the changes in gross margin discussed above with a modest decrease in management and administrative support expenses.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the second quarter of fiscal year 2008 decreased to 60% compared to 65% the first quarter of fiscal year 2008 and decreased from 64% in the second quarter of fiscal year 2007.

Free cash flow was $3.6 million for the six months ended September 30, 2007. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($5.0 million) net of capital expenditures ($1.4 million), provides a consistent metric from which the performance of the business may be monitored.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections, based on information currently available to us, and we assume no obligation to update any forward-looking statements. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. For a discussion of some of the risks and uncertainties that could cause actual outcomes and results to materially differ, please see the section entitled “Risk Factors” to this Quarterly Report on Form 10-Q.

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

Revenue

Net revenue increased $4.1 million, or 10%, in the quarter ended September 30, 2007 as compared to the same period in the prior fiscal year. This increase was primarily due to higher realized billing rates at new and existing clients during the quarter ended September 30, 2007. Net revenue increased $11.1 million, or 14%, in the six months ended September 30, 2007 as compared to the same period in the prior fiscal year. This increase was primarily due to

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

higher realized billing rates at new and existing clients as well as an increase in the number of clients that we served in the six months ended September 30, 2007. We continue to focus on expanding our client base and reducing client concentration.

We served 63 clients during the second quarter of fiscal year 2008 which was flat compared to the second quarter of the prior fiscal year. Average net revenue per client improved to just over $0.7 million during the second quarter of fiscal year 2008 compared to just under $0.7 million during the second quarter of the prior fiscal year.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 8% of revenue during the quarter ended September 30, 2007, compared to 9% during the quarter ended September 30, 2006. For the quarters ended September 30, 2006 and 2007, billed fee revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee		New Client
	Revenue		Revenue
	For the Three		For the Three
	Months Ended		Months Ended
	September 30,		September 30,
Industry	2006	2007	2006	2007

Financial Services	31%	28%	38%	20%
Insurance	24%	24%	2%	8%
Healthcare	19%	21%	11%	13%
Enterprise	14%	18%	17%	41%
Telecommunications	8%	7%	24%	8%
Public Sector	4%	2%	8%	10%

	100%	100%	100%	100%

We served 83 clients during the six months ended September 30, 2007, compared to 76 clients during the same period of the prior fiscal year. Average net revenue per client remained flat at $1.1 million during the six months ended September 30, 2007 compared to the same period of the prior fiscal year.

Revenue from new clients accounted for 10% of revenue during the six months ended September 30, 2007, compared to 6% during the six months ended September 30, 2006. For the six months ended September 30, 2006 and 2007, billed fee revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee		New Client
	Revenue		Revenue
	For the Six		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
Industry	2006	2007	2006	2007

Financial Services	32%	29%	28%	22%
Insurance	25%	24%	0%	3%
Healthcare	19%	20%	17%	21%
Enterprise	12%	19%	20%	47%
Telecommunications	8%	6%	29%	4%
Public Sector	4%	2%	6%	3%

	100%	100%	100%	100%

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses decreased $1.1 million, or 3%, during the quarter ended September 30, 2007 as compared to the same period in the prior fiscal year. This decrease was primarily due to a $4.1 million special bonus for practice personnel that was recorded in the second quarter of fiscal year 2007 and the capitalization of internal labor costs for internal use software during the second quarter of fiscal year 2008. This decrease was partially offset by an increase in compensation costs and stock-based compensation expense associated with an average increase in project personnel of 7% during the second quarter of fiscal year 2008 compared to the same period in the prior fiscal year. Project personnel costs before reimbursable expenses increased $3.6 million, or 6%, during the six months ended September 30, 2007 as compared to the same period in the prior fiscal year. This increase is primarily due to increased compensation costs and stock-based compensation expense associated with an average increase in project personnel of 9% offset by a decrease in variable compensation due to the $4.1 million special bonus recorded in the second quarter of fiscal year 2007. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased to 69% during the quarter ended September 30, 2007 compared to 79% in the same period in the prior fiscal year. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased to 69% during the six months ended September 30, 2007 compared to 74% in the same period in the prior fiscal year.

The following table summarizes practice personnel data for quarters ended September 30, 2006 and 2007:

	For the Three Months Ended September 30,
	2006	2007

Practice headcount	502	518
Annualized net revenue per practice professional (in thousands)	$346	$357
Utilization rate	64%	60%
Annualized voluntary attrition	22%	21%
Total annualized attrition(1)	24%	24%

(1)	Defined as voluntary attrition plus Company initiated attrition.

Professional Development and Recruiting

Professional development and recruiting expenses increased $0.2 million, or 8%, during the quarter ended September 30, 2007 as compared to the same period in the prior fiscal year. Professional development and recruiting expenses increased $0.3 million, or 7%, during the six months ended September 30, 2007 as compared to the same period in the prior fiscal year. The increases were primarily due to increases in campus recruiting initiatives and training and higher costs associated with our summer intern program, partially offset by decreases in experienced recruiting initiatives and sourcing fees during the quarter and six months ended September 30, 2007 compared to the same periods in the prior fiscal year. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus searches. Due to an increase in headcount, our expenditures related to training increased as we increased the number of training courses offered to employees in the three and six months ended September 30, 2007 compared to the same periods in the prior fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Marketing and Sales

Marketing and sales expenses increased $0.1 million, or 12%, during the quarter ended September 30, 2007 as compared to the same period in the prior fiscal year. This increase was primarily due to increased expenditures related to the executive learning forum, known as the DiamondExchangetm, held during the quarter ended September 30, 2007 compared to that of the same period in the prior fiscal year. Marketing and sales expenses did not change significantly during the six months ended September 30, 2007 as compared to the same period in the prior fiscal year.

Management and Administrative Support

Management and administrative support expenses decreased $1.0 million, or 13%, during the quarter ended September 30, 2007 as compared to the same period in the prior fiscal year. This decrease was primarily due to decreases in compensation expense for management and administrative personnel related to the capitalization of internal labor costs for internal use software during the second quarter of fiscal year 2008, decreased stock-based compensation expense during the second quarter of fiscal year 2008 and decreased variable compensation due to a special bonus of $0.5 million recorded in the second quarter of fiscal year 2007. In addition, management and administrative support expense decreased due to lower professional fees during the second quarter of fiscal year 2008 compared to the same period in the prior fiscal year. Management and administrative support expenses decreased $0.9 million, or 7%, during the six months ended September 30, 2007 as compared to the same period in the prior fiscal year primarily due to the decreases described above partially offset by an increase in rent and facilities expenses in our global offices. Management and administrative support expenses include the rent expense associated with our six offices in North America, the U.K. and India.

Other Income, Net

Other income, net decreased $0.1 million, or 13%, during the quarter ended September 30, 2007 as compared to the same period in the prior fiscal year. This decrease is primarily due to a decrease in interest income resulting from lower interest rate yields and a lower average cash and cash equivalents balance from continuing operations during the quarter ended September 30, 2007 compared to the same periods in the prior fiscal year. Other income, net did not change significantly during the six months ended September 30, 2007 as compared to the same period in the prior fiscal year.

Income Tax Expense

We recorded income tax expense of $2.7 million, a 49% effective income tax rate, in the quarter ended September 30, 2007, compared to an income tax benefit of $0.2 million, a 108% effective income tax rate, in the quarter ended September 30, 2006. The 108% effective income tax rate in the quarter ended September 30, 2006 was a divergence from historical reported effective income tax rates due to minimal reported income in the period. We recorded income tax expense of $5.2 million, a 43% effective income tax rate, in the six months ended September 30, 2007, compared to income tax expense of $1.9 million, a 48% effective income tax rate, in the six months ended September 30, 2006. The decreases in the effective tax rate in the quarter and six months ended September 30, 2007 were primarily related to improved performance in our international operations in the current tax year where there are valuation allowances on the international deferred tax assets. Due to these valuation allowances, we currently receive no reported tax benefit for international losses or reported tax expense for international profits.

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in fiscal years 2002 and 2003. Statement of Accounting Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood that

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

deferred tax assets will not be realized. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the losses we incurred during fiscal years 2002 and 2003. Based on the reported income in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.2 million of the valuation allowance as of March 31, 2005. As of September 30, 2007, the remaining valuation allowance against deferred tax assets was $8.1 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards.

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

Unrecognized tax benefits as of the adoption of FIN 48 were approximately $1.4 million, of which $1.2 million would affect the effective tax rate if recognized. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We do not expect the total amount of unrecognized tax benefits as of September 30, 2007 to change significantly in the next twelve months. Reserves for interest and penalties are not material. We file income tax returns in the U.S. at the federal level as well as in various state and foreign jurisdictions. We are no longer subject to U.S. federal or U.K. income tax examinations by tax authorities for years before fiscal year 2002, and are no longer subject to state and local tax examinations by tax authorities for years before fiscal year 2000.

We have several income tax audits pending and while the final resolution is uncertain, in the opinion of our management, the ultimate disposition of the audits will not have a material adverse effect on our financial position, liquidity or results of operation.

Discontinued Operations

In March 2006, the Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell the portions of our international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the periods presented. On July 19, 2006, we signed a definitive agreement to sell our consulting operations reported as discontinued operations. The transaction closed on July 31, 2006. The Company recorded a net gain from the sale, net of an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold. Refer to Note D to the condensed consolidated financial statements for a summary of the components of the operating results of discontinued operations in the three and six month periods ended September 30, 2006 and 2007.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

The following table describes our liquidity and financial position as of September 30, 2006 and 2007:

	September 30,
	2006	2007
	(In millions)

Working capital	$96.6	$78.8
Cash and cash equivalents	$100.3	$67.4
Non-utilized bank credit facilities	$7.1	$7.5
Stockholders’ equity	$111.1	$92.0

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

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million. This line of credit was amended and restated on July 31, 2007 to amend certain covenants while maintaining the $10.0 million credit limit. Under the new credit agreement, the Company is required to maintain financial covenants including a minimum tangible net worth of $50.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments cannot exceed $17.5 million and the annual purchase, retirement or redemption of Company stock cannot exceed 20% of market capitalization. The annual interest rate under the new agreement is based on the prime rate minus 50 basis points or LIBOR plus 75 basis points. The new credit agreement expires July 31, 2009. The line of credit is reduced, as necessary, to account for letters of credit outstanding that secure our office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of our international operations. As of September 30, 2007, these letters of credit totaled $2.5 million. As of September 30, 2007, there were no outstanding borrowings and we had approximately $7.5 million available under this line of credit. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

On November 6, 2007, the Board declared an annual cash dividend of thirty-five cents per share of common stock outstanding payable to shareholders of record on November 20, 2007. The dividend will be paid on December 6, 2007.

From time to time, we undergo various tax examinations and audits related to our holding company and its subsidiaries. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 we provided a bank guarantee in the amount of 4.3 million Euros with the Spanish taxing authority in order to appeal such authority’s assessment. The bank guarantee is secured by $6.6 million, classified as restricted cash, as of September 30, 2007. The Spanish subsidiary was sold as part of the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, we agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately seven years. The maximum potential amount of future payments under the tax indemnification obligation is approximately 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors and based upon guidance

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

set forth in FIN No. 45. We currently hold shares of Diamond’s common stock beneficially owned by a third party in an escrow account for the benefit of recovering from the third party a portion of any payments made by us under the tax indemnification obligation from the sale transaction. The value of those shares at September 30, 2007 was $1.8 million. The $4.1 million net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet as of September 30, 2007 is comprised of our current accruals net of the current value of the escrow shares.

Cash Flows from Operating Activities

During the six months ended September 30, 2007, net cash provided by operating activities was $5.0 million. This primarily resulted from the following activities (amounts in millions):

Six Months Ended
September 30, 2007

Net income	$6.4
Non-cash charges (1)	10.0
Deferred income taxes (2)	(0.3)
Total increases in cash flows from operating activities due to changes in assets and liabilities (3)	2.3
Total decreases in cash flows from operating activities due to changes in assets and liabilities (4)	(13.4)

Net cash provided by operating activities	$5.0

(1)	Non-cash charges aggregating $10.0 million are added to net income of $6.4 million to arrive at net cash provided by operating activities. These non-cash charges are summarized as follows (in millions):

Six Months Ended
September 30, 2007

Stock-based compensation	$9.3
Depreciation and amortization	0.7

Total non-cash charges	$10.0

(2)	Deferred income taxes increased $0.3 million during the six months ended September 30, 2007. This change is excluded from net income of $6.4 million to arrive at cash flows from operating activities.

(3)	The total increase in cash flows from operating activities due to changes in assets and liabilities was $2.3 million. The increases are summarized as follows (in millions):

Six Months Ended
September 30, 2007

Income taxes payable	$1.3
Other assets and liabilities	1.0

Total increases in cash flows from operating activities due to changes in assets and liabilities	$2.3

(4)	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $13.4 million. This decrease was primarily the result of an increase of $7.0 million in accounts receivable due to the timing of client cash receipts, and a decrease in accrued compensation related to the payment of $7.9 million of annual variable compensation expense related to the prior fiscal year offset by $2.5 million

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

of variable compensation accrued during the six month period ended September 30, 2007. The decreases are summarized as follows (in millions):

Six Months Ended
September 30, 2007

Accounts receivable	$(7.0)
Accrued compensation	(5.4)
Prepaid expenses and other	(0.9)
Restructuring accrual	(0.1)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(13.4)

Our billings for the three and six months ended September 30, 2007 totaled $51.3 million and $105.9 million, respectively, compared to $47.0 million and $93.7 million for the three and six months ended September 30, 2006, respectively. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from an increased number of revenue generating projects. These amounts include value added tax (“VAT”) and billings to clients for reimbursable expenses (which are not included in net revenue). Our gross accounts receivable balance of $22.6 million at September 30, 2007 represented 40 days of billings for the quarter ended September 30, 2007. At September 30, 2006, the gross receivable balance was $16.3 million which represented 31 days of billings for the quarter ended September 30, 2006. The increase in accounts receivable at September 30, 2007 as compared to September 30, 2006 was principally due to the timing of client cash receipts of which a significant amount occurred in the first week following September 30, 2007. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.

Contractual Obligations

We entered into an operating lease on July 14, 2007 for office space in Mumbai, India to which we are contractually obligated to pay a total of approximately $1.2 million in future estimated lease payments over the next three years. In addition, the table presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $1.4 million as of April 1, 2007 and September 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Cash Flows from Investing Activities

Cash used in investing activities was $1.5 million for the six months ended September 30, 2007 largely due to capital expenditures of $1.5 which were primarily related to purchases of computer hardware and capitalized internal labor costs for internal use software.

Cash Flows from Financing Activities

Cash used in financing activities was $20.4 million for the six months ended September 30, 2007 resulting from the repurchase of Diamond common stock totaling $22.5 million, shares withheld for employee withholding taxes paid by Diamond of $2.1 million and shares tendered for option exercises of $2.9 million. These amounts were offset by $6.0 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan and $1.0 million in tax benefits from stock-based compensation credited to additional paid-in capital.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Treasury Stock Transactions

The Board has authorized from time to time the repurchase of our common stock in the open market or through privately negotiated transactions. During the period beginning with the inception of such “Buy-back Program” in October 1998 until the Company’s Board meeting on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the Board meeting on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. This authorization also approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, and March 2007, the Board authorized the repurchase of an additional $50.0 million, $35.0 million and $50.0 million, respectively, of shares of the Company’s outstanding common stock under the Buy-back Program, resulting in an aggregate cumulative market value of up to $160.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the quarter ended September 30, 2007, we repurchased approximately 0.9 million shares at an average price of $9.75. As of September 30, 2007, the amount available for repurchase under the Buy-back Program was $44.2 million.

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

Foreign Currency Risk

This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the six months ended September 30, 2007. As a result of the sale of portions of the Company’s international consulting operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, the Company’s foreign currency risk has been reduced as the Company’s revenue and expenses from continuing operations are primarily denominated in the U.S. Dollar.

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

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the quarter. During the quarter ended September 30, 2007, we had one client that individually accounted for 13% of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable, we could be subject to significant financial exposure.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Board has authorized from time to time the repurchase of our common stock in the open market or through privately negotiated transactions. During the period beginning with the inception of such “Buy-back Program” in October 1998 until the Company’s Board meeting on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the Board meeting on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. This authorization also approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, and March 2007, the Board authorized the repurchase of an additional $50.0 million, $35.0 million and $50.0 million, respectively, of shares of the Company’s outstanding common stock under the Buy-back Program, resulting in an aggregate cumulative market value of up to $160.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended September 30, 2007, the Company repurchased approximately 0.9 million shares at an average price of $9.75. As of September 30, 2007, the amount available for repurchase under the Buy-back Program was $44.2 million.

	Issuer Purchases of Equity Securities
				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
	Total Number of	Average Price Paid	Purchased as Part of	That May be Purchased
Period	Shares Purchased(1)	per Share(1)(2)	Publicly Announced Plans	Under the Plan

July 1, 2007 — July 31, 2007	—	$—	—	$52,676,765
August 1, 2007 — August 31, 2007	323,441	$10.00	323,000	$49,446,108
September 1, 2007 — September 30, 2007	549,300	$9.61	549,300	$44,169,019

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

(1)	In addition to purchases made under the Company’s publicly announced Buy-back Program, included in this column are transactions under the Company’s stock-based compensation plans involving the delivery to the Company of 441 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

(2)	Average price paid per share of stock repurchased under the Buy-back Program is execution price, including commissions paid to brokers.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 11, 2007, the Company held its annual meeting of stockholders in Chicago, Illinois. Melvyn E. Bergstein, Pauline A. Schneider and John J. Sviokla were elected by the stockholders to serve as Class II members of the Board of Directors for three-year terms expiring at the 2010 annual meeting of stockholders. The classification of directors is to effect three-year staggered terms, with no other differences in director rights. The vote on this matter is set forth below. In addition, the stockholders voted to ratify the appointment of KPMG LLP by the Audit Committee and the Board of Directors, as the Company’s independent registered auditors for the fiscal year 2008 ending on March 31, 2008. There were no broker non-votes for these matters voted upon by the stockholders.

1. Election of Directors

			Total Votes
Name	For	Withheld	Present

Melvyn E. Bergstein	25,982,023	2,203,506	28,185,529
Pauline A. Schneider	26,206,801	1,978,728	28,185,529
John J. Sviokla	25,981,643	2,203,886	28,185,529

2. A proposal to ratify the appointment of KPMG LLP as independent auditors for the fiscal year 2008 ending March 31, 2008. The proposal was approved by a vote of the stockholders as follows:

			Broker	Total Votes
For	Against	Abstained	Non-Votes	Present (% of Total)

27,840,081	324,172	21,276	0	28,185,529 (89.9)%

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1		Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
31	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K dated November 8, 2007 (Quarterly Earnings and Announcement)

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: November 9, 2007

By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer

Date: November 9, 2007