Form 10-Q
period 2007-12-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2008-02-07
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2007
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
((Address of principal executive offices)

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

As of January 31, 2008, there were 29,581,989 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2007

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2007	2007
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$84,125	$65,095
Accounts receivable, net of allowance of $573 and $809 as of March 31, 2007 and December 31, 2007, respectively	14,883	9,626
Deferred tax asset — current portion	865	802
Prepaid expenses	2,064	3,024
Other current assets	1,269	1,145

Total current assets	103,206	79,692
Restricted cash	6,095	6,764
Computers, equipment, leasehold improvements and software, net	2,750	4,069
Deferred tax asset — long-term portion	7,826	6,696
Other assets	998	1,320

Total assets	$120,875	$98,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656	$1,533
Share repurchase payable	1,172	795
Accrued compensation	7,916	3,757
Deferred revenue	1,430	1,943
Accrued employee expenses	1,543	1,065
Accrued benefit claims	1,032	978
Accrued vacation	925	1,115
Income taxes payable — current portion	1,743	—
Other accrued liabilities	3,884	3,935

Total current liabilities	21,301	15,121
Restructuring accrual — long-term portion	340	173
Accrued income tax liabilities — long-term portion	—	1,338
Net tax indemnification obligation	3,307	4,552

Total liabilities	24,948	21,184

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value, 300,000 shares authorized, 40,023 and 40,009 shares issued as of March 31, 2007 and December 31, 2007, respectively	40	40
Additional paid-in capital	627,599	622,000
Accumulated other comprehensive loss	(2,771)	(2,707)
Accumulated deficit	(435,177)	(437,015)

	189,691	182,318
Less common stock in treasury, at cost, 8,325 and 10,026 shares held at March 31, 2007 and December 31, 2007, respectively	93,764	104,961

Total stockholders’ equity	95,927	77,357

Total liabilities and stockholders’ equity	$120,875	$98,541

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Net revenue	$43,736	$46,724	$125,795	$139,923
Reimbursable expenses	5,422	5,710	16,203	17,250

Total revenue	49,158	52,434	141,998	157,173
Project personnel expenses:
Project personnel costs before reimbursable expenses	28,797	30,817	89,280	94,938
Reimbursable expenses	5,422	5,710	16,203	17,250

Total project personnel expenses	34,219	36,527	105,483	112,188

Gross margin	14,939	15,907	36,515	44,985

Other operating expenses:
Professional development and recruiting	2,662	2,732	6,914	7,283
Marketing and sales	1,182	1,019	2,541	2,423
Management and administrative support	6,892	6,804	20,840	19,839
Restructuring recovery	—	—	(24)	—

Total other operating expenses	10,736	10,555	30,271	29,545

Income from operations	4,203	5,352	6,244	15,440
Other income, net	972	699	2,952	2,639

Income from continuing operations before income taxes	5,175	6,051	9,196	18,079
Income tax expense	2,631	3,209	4,546	8,420

Income from continuing operations after income taxes	2,544	2,842	4,650	9,659
Discontinued operations:
Gain (loss) on disposal of discontinued operations including income tax benefit of $574 for the nine months ended December 31, 2006	(147)	—	22,889	—
Income (loss) from discontinued operations, net of income taxes	457	(311)	1,329	(727)

Discontinued operations, net of income taxes	310	(311)	24,218	(727)

Net income	2,854	2,531	28,868	8,932
Foreign currency translation adjustments	214	(27)	(5,091)	60
Unrealized gain (loss) on investment	(13)	(28)	(70)	4

Comprehensive income	$3,055	$2,476	$23,707	$8,996

Basic income (loss) per share of common stock:
Income from continuing operations	$0.08	$0.09	$0.14	$0.31
Income (loss) from discontinued operations	0.01	(0.01)	0.75	(0.02)

Net income	$0.09	$0.08	$0.90	$0.29

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.08	$0.09	$0.14	$0.30
Income (loss) from discontinued operations	0.01	(0.01)	0.72	(0.02)

Net income	$0.08	$0.08	$0.85	$0.28

Shares used in computing basic income (loss) per share of common stock	31,647	30,012	32,120	30,690
Shares used in computing diluted income (loss) per share of common stock	33,675	30,627	33,771	32,027

The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$2,580	$3,710	$8,323	$11,376
Professional development and recruiting	21	40	77	99
Marketing and sales	95	82	262	257
Management and administrative support	697	594	2,260	2,010

SBC from continuing operations	3,393	4,426	10,922	13,742
SBC included in income (loss) from discontinued operations	—	—	527	—

	3,393	4,426	11,449	13,742
SBC recorded against the gain on disposal of discontinued operations		—	1,379	—

Total SBC	$3,393	$4,426	$12,828	$13,742

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (1)
(In thousands)

	For the Nine Months
	Ended December 31,
	2006	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$28,868	$8,932
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring recovery	(478)	—
Depreciation and amortization	1,410	1,101
Stock-based compensation	11,449	13,742
Gain on sale of discontinued operations	(22,315)	—
Deferred income taxes	1,212	1,193
Changes in assets and liabilities:
Accounts receivable	(5,359)	5,355
Prepaid expenses and other	(249)	(765)
Accounts payable	(948)	(215)
Accrued compensation	3,304	(4,154)
Restructuring accrual	(1,255)	(165)
Other assets and liabilities	3,523	(204)

Net cash provided by operating activities	19,162	24,820

Cash flows from investing activities:
Increase in restricted cash	(817)	(97)
Net proceeds from sale of discontinued operations	27,920	—
Capital expenditures, net	(1,934)	(2,204)
Other assets	47	44

Net cash provided by (used in) investing activities	25,216	(2,257)

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	5,959	3,814
Payment of employee withholding taxes from equity transactions	(4,021)	(3,119)
Tender offer cash distributions	(1,805)	—
Common stock cash dividends	(9,716)	(10,770)
Tax benefits from employee stock plans, net of adjustments	2,088	345
Purchase of treasury stock	(26,967)	(31,955)

Net cash used in financing activities	(34,462)	(41,685)

Effect of exchange rate changes on cash	283	92

Net increase (decrease) in cash and cash equivalents	10,199	(19,030)
Cash and cash equivalents at beginning of period	72,223 (2)	84,125

Cash and cash equivalents at end of period	$82,422	$65,095

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12	$9
Cash paid during the period for income taxes	710	7,189
Non-cash financing activities:
Treasury stock repurchase obligation	$—	$795
Tender offer purchase obligation	1,805	—

(1)	The Condensed Consolidated Statements of Cash Flows is prepared on a combined basis and the reported results include both continuing and discontinued operations for the nine month periods ended December 31, 2006 and 2007.

(2)	Cash and cash equivalents includes $2,324 of cash and cash equivalents classified as discontinued operations as of March 31, 2006.

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Diamond Management & Technology Consultants, Inc., formerly DiamondCluster International, Inc., and its wholly-owned subsidiaries. In this Quarterly Report on Form 10-Q, we use the terms “Diamond,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. Certain amounts reported in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2006 have been reclassified to conform to the current presentation. The amount of shares withheld for option exercise price has been reclassified to net with “stock option and employee stock purchase plan proceeds.” The amount was previously reported as a component of “payment of employee withholding taxes from equity transactions.” Additionally, value added tax (“VAT”) receivables and payables are reflected on a net basis. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as described in Note B below. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of results for the full fiscal year.

B.	Income Taxes

The Company recorded income tax expense of $3.2 million, a 53% effective income tax rate, in the quarter ended December 31, 2007, compared to income tax expense of $2.6 million, a 51% effective income tax rate, in the quarter ended December 31, 2006. The Company recorded income tax expense of $8.4 million, a 47% effective income tax rate, in the nine months ended December 31, 2007, compared to income tax expense of $4.5 million, a 49% effective income tax rate, in the nine months ended December 31, 2006. The Company’s effective tax rates varied during these periods based on the performance of the Company’s international operations where there are valuation allowances on the international deferred tax assets. Due to these valuation allowances, the Company currently receives no reported tax benefit on international losses or reported tax expense on international profits, which caused a significant difference between the effective tax rate and the statutory tax rate.

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

Unrecognized tax benefits as of the adoption of FIN 48 were approximately $1.4 million, of which $1.2 million would affect the effective tax rate if recognized. In conjunction with the adoption of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company does not expect the total amount of unrecognized tax benefits as of December 31, 2007 to change significantly in the next twelve months. Reserves for interest and penalties are not significant. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal or United Kingdom (“U.K.”) income tax examinations by tax authorities for years before fiscal year 2002, and is no longer subject to state and local tax examinations by tax authorities for years before fiscal year 2000.

C.	Restricted Cash

The Company initially deposited $5.5 million in a U.S. dollar bank account during the fourth quarter of fiscal year 2006 in support of the bank guarantee of 4.3 million Euros, described in Note D below. Based upon the terms of the restrictions on the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets. In January 2007, the bank account was changed to be denominated in Euros. Restricted cash totaled $6.1 million and $6.8 million at March 31, 2007 and December 31, 2007, respectively. The restricted cash is reflected in non-current assets based on the terms of the bank guarantee which require that it be renewed annually until the results of the appealed tax inspection are settled (see further discussion of the tax inspection in Note D below). Such settlement is not expected before a period of approximately seven years. The $0.7 million increase in restricted cash during the nine months ended December 31, 2007 is related to interest income and foreign exchange fluctuation.

D.	Discontinued Operations

In March 2006, the Company’s Board of Directors (“Board”) approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and, as a result, these are reported as “discontinued operations” for each period presented. North America, the U.K. and India are considered “continuing operations” and are reported as such in the condensed consolidated financial statements and related notes.

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

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2006	2007	2006(1)	2007

Net revenue	$—	$—	$22,339	$—
Total revenue	—	—	25,757	—
Gross margin	—	(243)	4,077	(559)
Loss from operations	(35)	(285)	(132)	(694)
Other income	—	—	1,213	—
Income (loss) from discontinued operations before income taxes	(35)	(285)	1,081	(694)
Income tax expense (benefit)	(492)	26	(248)	33
Income (loss) from discontinued operations (net of income taxes)	457	(311)	1,329	(727)
Net gain (loss) on disposal of discontinued operations (including income taxes)	(147)	—	22,889	—

(1)	The nine month period ended December 31, 2006 includes operating results of discontinued operations for the period April 1, 2006 — July 31, 2006.

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

As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold in connection with the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, the Company agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately seven years. The maximum potential amount of future payments under the tax indemnification obligation is approximately 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accrual which was determined based on advice from its third-party tax advisors and based upon guidance set forth in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”). The Company currently holds shares of Diamond’s common stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. The value of those shares as of December 31, 2007 was $1.5 million. The $4.6 million net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet as of December 31, 2007 is comprised of our current accrual net of the current value of the escrow shares. The change in the value of the escrow shares due to fluctuations in the value

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s share price is reflected in the income (loss) from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.

E.	Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and stock appreciation rights (“SARs”) and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income (loss) per share for the three and nine months ended December 31, 2006 and 2007 (in thousands):

	Three Months			Nine Months
	Ended December 31,			Ended December 31,
	2006	2007		2006	2007

Shares used in computing basic income (loss) per share	31,647	30,012		32,120	30,690
Dilutive effect of stock options, SARs and restricted stock/units	2,028	615		1,651	1,337

Shares used in computing diluted income (loss) per share	33,675	30,627	(1)	33,771	32,027	(1)

Antidilutive securities not included in dilutive income (loss) per share calculation	1,870	5,190		4,479	2,989

(1)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

F.	Dividends

The Board declared the following annual cash dividends during the three months ended December 31, 2006 and 2007:

	Three Months	Three Months
	Ended December 31, 2006	Ended December 31, 2007

Declaration date	November 7, 2006	November 6, 2007
Per share dividend	$0.30	$0.35
Record date	November 22, 2006	November 20, 2007
Total amount (in thousands)	$9,716	$10,770
Payment date	December 8, 2006	December 6, 2007

G.	Geographic Data

The Company operates in only one segment, providing management and technology consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data regarding net revenue based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2006	2007	2006	2007

Net revenue:
North America	$40,424	$44,204	$116,539	$127,670
United Kingdom and India	3,312	2,520	9,256	12,253

Total net revenue	$43,736	$46,724	$125,795	$139,923

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had two clients that individually accounted for 12% and 10% of revenue during the three months ended December 31, 2007 and had one client that accounted for 12% of revenue during the nine months ended December 31, 2007. The Company had one client that accounted for 13% of revenue during each of the three and nine month periods ended December 31, 2006.

Data regarding long-lived assets based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2007	2007

Long-lived assets:
North America	$3,625	$4,540
United Kingdom and India	123	849

Total long-lived assets	$3,748	$5,389

H.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, the effective date was deferred by the FASB to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. SFAS No. 157 increases consistency and comparability in fair value measurements and expands disclosures about fair value measurements. The Company does not believe that the adoption of SFAS No. 157 will materially impact the Company’s overall results of operations or financial position.

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

I.	Subsequent Event

On February 4, 2008, the Board authorized the repurchase of an additional $25 million of shares of the Company’s outstanding common stock under the “Buy-back Program.” This resulted in over $56 million available for repurchase under the Buy-back Program as of February 4, 2008.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

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

In March 2006, the Company’s Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as discontinued operations in the financial statements and related notes. North America, the U.K. and India are considered continuing operations. The Condensed Consolidated Statements of Cash Flows are prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

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

During the quarter ended December 31, 2007, we generated net revenue of $46.7 million from 65 clients. At December 31, 2007, we employed 512 consultants and 114 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

Our revenue is driven by our ability to secure new client engagements, maintain existing client engagements and develop and implement solutions that add value to our clients. Our revenue is comprised of professional fees for services rendered to our clients plus reimbursable expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements, and the level of client involvement. We recognize revenue as services are performed. Our services are performed in accordance with the terms of the client engagement agreement. We bill our clients for these services on either a monthly or semi-monthly basis in accordance with the terms of the client engagement agreement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may be contractually required to bill for those services at an earlier or later date than the date services are provided. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. We also defer a portion of the revenue from each client engagement to cover the estimated costs that are likely to be incurred subsequent to targeted project completion. We refer to this as “project run-on.” This portion of the project revenue is reflected in deferred revenue and is calculated based on our historical project run-on experience. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

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

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Gross margin increased 15% in the third quarter of fiscal year 2008 compared to the second quarter of fiscal year 2008 primarily due to an increase in net revenue as a result of higher chargeability and a decrease in vacation expense. Gross margin increased 6% in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007 primarily due to an increase in net revenue as a result of improved chargeability and an increase in the number of clients that we served. This increase was partially offset by an increase in practice personnel expenses due to increased compensation costs, including stock-based compensation expense, associated with an increase in headcount as well as increased variable compensation. Our practice headcount was 512 at December 31, 2007 compared to 518 at September 30, 2007 and 503 at December 31, 2006. Our annualized net revenue per practice professional was $363 thousand for the third quarter of fiscal year 2008 compared to $357 thousand for the second quarter of fiscal year 2008 and $348 thousand for the third quarter of fiscal year 2007. The increase is primarily related to increased chargeability during the quarter.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information technology, human resources, facilities administration and support (including the renting of office space) and legal services. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from operations increased 15% in the third quarter of fiscal year 2008 compared to the second quarter of fiscal year 2008 primarily due to the changes in gross margin discussed above offset by increases in operating expenses related to the reduction of capitalized internal labor costs for internal use software during the current quarter as well as costs associated with a company-wide meeting which did not occur in the prior quarter. Income from operations increased 27% in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007 primarily due to the changes in gross margin discussed above with a modest decrease in marketing and sales expenses.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are aligned with our revenue level. In addition, we regularly monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

participate in our sales efforts to secure new client assignments. Our utilization rate for the third quarter of fiscal year 2008 increased to 65% compared to 60% in both the second quarter of fiscal year 2008 and the third quarter of fiscal year 2007.

Free cash flow was $22.6 million for the nine months ended December 31, 2007. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($24.8 million) net of capital expenditures ($2.2 million), provides a consistent metric from which the performance of the business may be monitored.

On November 6, 2007, the Board declared an annual cash dividend of thirty-five cents per share of common stock outstanding, a 17% increase over our previous annual dividend, to shareholders of record on November 20, 2007. The dividend payment totaled approximately $10.8 million and was paid on December 6, 2007.

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

Revenue

Net revenue increased $3.0 million, or 7%, in the quarter ended December 31, 2007 as compared to the same period in the prior fiscal year. This increase was primarily due to increased chargeability as well as an increase in the number of clients that we served during the quarter. Net revenue increased $14.1 million, or 11%, in the nine months ended December 31, 2007 as compared to the same period in the prior fiscal year. This increase was primarily due to higher realized billing rates at new and existing clients as well as an increase in the number of clients that we served during the nine months ended December 31, 2007. We continue to focus on expanding our client base and reducing client concentration.

We served 65 clients during the third quarter of fiscal year 2008 compared to 60 clients during the third quarter of the prior fiscal year. Average net revenue per client remained flat at $0.7 million during the third quarter of fiscal year 2008 compared to the third quarter of the prior fiscal year.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 7% of revenue during the quarter ended December 31, 2007, which was consistent

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

with the quarter ended December 31, 2006. For the quarters ended December 31, 2006 and 2007, billed fee revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee Revenue		New Client Revenue
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
Industry	2006	2007	2006	2007

Financial Services	33%	31%	33%	31%
Insurance	28%	25%	0%	12%
Healthcare	19%	21%	8%	0%
Enterprise	12%	15%	19%	55%
Telecommunications	4%	5%	23%	0%
Public Sector	4%	3%	17%	2%

	100%	100%	100%	100%

We served 99 clients during the nine months ended December 31, 2007, compared to 90 clients during the same period of the prior fiscal year. Average net revenue per client remained flat at $1.4 million during the nine months ended December 31, 2007 compared to the same period of the prior fiscal year.

Revenue from new clients accounted for 12% of revenue during the nine months ended December 31, 2007, compared to 9% during the nine months ended December 31, 2006. For the nine months ended December 31, 2006 and 2007, billed fee revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee Revenue		New Client Revenue
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
Industry	2006	2007	2006	2007

Financial Services	32%	29%	36%	22%
Insurance	26%	24%	3%	9%
Healthcare	19%	20%	20%	19%
Enterprise	12%	18%	19%	44%
Telecommunications	7%	6%	14%	2%
Public Sector	4%	3%	8%	4%

	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses increased $2.0 million, or 7%, during the quarter ended December 31, 2007 as compared to the same period in the prior fiscal year. This increase was primarily due to increased compensation costs, including stock-based compensation expense, associated with an average increase in headcount of 2% as well as an increase in variable compensation. Project personnel costs before reimbursable expenses increased $5.7 million, or 6%, during the nine months ended December 31, 2007 as compared to the same period in the prior fiscal year. This increase is primarily due to increased compensation costs, including stock-based compensation expense, associated with an average increase in project personnel of 7% offset by a decrease in variable compensation due to the $4.1 million special bonus recorded in the second quarter of fiscal year 2007. As a

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

percentage of net revenue, project personnel costs before reimbursable expenses remained flat at 66% during the quarter ended December 31, 2007 compared to the same period in the prior fiscal year. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased to 68% during the nine months ended December 31, 2007 compared to 71% in the same period in the prior fiscal year.

The following table summarizes practice personnel data for quarters ended December 31, 2006 and 2007:

	Three Months Ended December 31,
	2006	2007

Practice headcount	503	512
Annualized net revenue per practice professional (in thousands)	$348	$363
Utilization rate	60%	65%
Annualized voluntary attrition	10%	10%
Total annualized attrition(1)	15%	12%

(1)	Defined as voluntary attrition plus Company initiated attrition.

Professional Development and Recruiting

Professional development and recruiting expenses increased $0.4 million, or 5%, during the nine months ended December 31, 2007 as compared to the same period in the prior fiscal year. The increase was primarily due to increases in training costs and campus recruiting initiatives, partially offset by decreases in experienced recruiting initiatives and sourcing fees during the nine months ended December 31, 2007 compared to the same period in the prior fiscal year. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus searches. Due to an increase in headcount, our expenditures related to training increased as we increased the number of training courses offered to employees in the nine months ended December 31, 2007 compared to the same periods in the prior fiscal year. In addition, we held three partner leadership training events in the nine months ended December 31, 2007 compared to two in the same period in the prior fiscal year. Professional development and recruiting expenses did not change significantly during the quarter ended December 31, 2007 as compared to the same period in the prior fiscal year.

Marketing and Sales

Marketing and sales expenses decreased $0.2 million, or 14%, and $0.1 million, or 5%, during the quarter and nine months ended December 31, 2007, respectively, as compared to the same periods in the prior fiscal year. These decreases were primarily due to decreased expenditures related to the timing of the executive learning forums, known as DiamondExchangetm, held during the quarter and nine months ended December 31, 2007 compared to that of the same periods in the prior fiscal year.

Management and Administrative Support

Management and administrative support expenses decreased $1.0 million, or 5%, during the nine months ended December 31, 2007 as compared to the same period in the prior fiscal year. This decrease was primarily due to decreases in compensation expense for management and administrative personnel as a result of the capitalization of internal labor costs for internal use software during the nine months ended December 31, 2007, decreased stock-based compensation expense and decreased variable compensation due to a special bonus of $0.5 million recorded in the second quarter of fiscal year 2007. In addition, management and administrative support expense decreased due to lower professional fees during the nine months ended December 31, 2007 compared to the same period in the prior fiscal year. These decreases were partially offset by an increase in costs associated with the opening of new office space in Mumbai, India in October 2007. Management and administrative support expenses did not change significantly during the quarter ended

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

December 31, 2007 as compared to the same period in the prior fiscal year. Management and administrative support expenses include the rent expense associated with our six offices in North America, the U.K. and India.

Other Income, Net

Other income, net decreased $0.3 million, or 28%, and $0.3 million, or 11%, during the quarter and nine months ended December 31, 2007, respectively, compared to the same periods in the prior fiscal year. These decreases are due to a decrease in interest income resulting from lower interest rate yields and a lower average cash and cash equivalents balance from continuing operations primarily related to the repurchase of our common stock during the quarter and nine months ended December 31, 2007 compared to the same periods in the prior fiscal year.

Income Tax Expense

We recorded income tax expense of $3.2 million, a 53% effective income tax rate, in the quarter ended December 31, 2007, compared to income tax expense of $2.6 million, a 51% effective income tax rate, in the quarter ended December 31, 2006. We recorded income tax expense of $8.4 million, a 47% effective income tax rate, in the nine months ended December 31, 2007, compared to income tax expense of $4.5 million, a 49% effective income tax rate, in the nine months ended December 31, 2006. Our effective tax rate varied during these periods based on the performance of our international operations where there are valuation allowances on the international deferred tax assets. Due to these valuation allowances, we currently receive no reported tax benefit on international losses or reported tax expense on international profits, which caused a significant difference between our effective tax rate and our statutory tax rate.

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in fiscal years 2002 and 2003. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood that deferred tax assets will not be realized. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. Management recorded a full valuation allowance against the net deferred tax assets as of March 31, 2003 largely due to the losses we incurred during fiscal years 2002 and 2003. Based on the reported income in the U.S. in fiscal years 2004 and 2005, the Company reversed $20.2 million of the valuation allowance as of March 31, 2005. As of December 31, 2007, the remaining valuation allowance against deferred tax assets was $8.3 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards.

On April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Unrecognized tax benefits as of the adoption of FIN 48 were approximately $1.4 million, of which $1.2 million would affect the effective tax rate if recognized. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We do not expect the total amount of unrecognized tax benefits as of December 31, 2007 to change significantly in the next twelve months. Reserves for interest and penalties are not material. We file income tax returns in the U.S. at the federal level as well as in various state and foreign jurisdictions. We are no longer subject to U.S. federal or U.K. income tax examinations by tax authorities for years before fiscal year 2002, and are no longer subject to state and local tax examinations by tax authorities for years before fiscal year 2000.

We have several income tax audits pending and while the final resolution is uncertain, in the opinion of our management, the ultimate disposition of the audits will not have a material adverse effect on our financial position, liquidity or results of operation.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Discontinued Operations

In March 2006, the Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell the portions of our international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the periods presented. On July 19, 2006, we signed a definitive agreement to sell our consulting operations reported as discontinued operations. The transaction closed on July 31, 2006. The Company recorded a net gain from the sale, net of an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold. Refer to Note D to the condensed consolidated financial statements for a summary of the components of the operating results of discontinued operations in the three and nine month periods ended December 31, 2006 and 2007.

Liquidity and Capital Resources

The following table describes our liquidity and financial position as of December 31, 2006 and 2007:

	December 31,
	2006	2007
	(In millions)

Working capital	$80.0	$64.6
Cash and cash equivalents	$82.4	$65.1
Non-utilized bank credit facilities	$7.1	$7.5
Stockholders’ equity	$94.1	$77.4

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

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of an unsecured credit agreement with a commercial bank under which we may borrow up to $10.0 million. This line of credit was amended and restated on July 31, 2007 to amend certain covenants while maintaining the $10.0 million credit limit. Under the new credit agreement, the Company is required to maintain financial covenants including a minimum tangible net worth of $50.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments cannot exceed $17.5 million and the annual purchase, retirement or redemption of Company stock cannot exceed 20% of market capitalization. The Company received a waiver for the dividend payment and the stock redemption covenants through December 31, 2007. The annual interest rate under the new agreement is based on the prime rate minus 50 basis points or LIBOR plus 75 basis points. The new credit agreement expires July 31, 2009. The line of credit is reduced, as necessary, to account for letters of credit outstanding that secure our office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of our international operations. As of December 31, 2007, these letters of credit totaled $2.5 million. As of December 31, 2007, there were no outstanding borrowings and we had approximately $7.5 million available under this line of credit. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

The Board declared the following annual cash dividends during the three months ended December 31, 2006 and 2007:

	Three Months Ended	Three Months Ended
	December 31, 2006	December 31, 2007

Declaration date	November 7, 2006	November 6, 2007
Per share dividend	$0.30	$0.35
Record date	November 22, 2006	November 20, 2007
Total amount (in thousands)	$9,716	$10,770
Payment date	December 8, 2006	December 6, 2007

Cash Flows from Operating Activities

During the nine months ended December 31, 2007, net cash provided by operating activities was $24.8 million. This primarily resulted from the following activities (amounts in millions):

Nine Months Ended
December 31, 2007

Net income	$8.9
Non-cash charges (1)	14.8
Deferred income taxes(2)	1.2
Total increases in cash flows from operating activities due to changes in assets and liabilities (3)	5.4
Total decreases in cash flows from operating activities due to changes in assets and liabilities (4)	(5.5)

Net cash provided by operating activities	$24.8

(1)	Non-cash charges aggregating $14.8 million are added to net income of $8.9 million to arrive at net cash provided by operating activities. These non-cash charges are summarized as follows (in millions):

Nine Months Ended
December 31, 2007

Stock-based compensation	$13.7
Depreciation and amortization	1.1

Total non-cash charges	$14.8

(2)	Deferred income taxes decreased $1.2 million during the nine months ended December 31, 2007. This change is added to net income of $8.9 million to arrive at cash flows from operating activities.

(3)	The total increase in cash flows from operating activities due to changes in assets and liabilities of $5.4 million was due to the decrease in accounts receivable primarily related to the timing of client cash receipts.

(4)	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $5.5 million. This decrease was primarily the result of a decrease in accrued compensation related to the payment of $7.9 million of annual variable compensation expense related to the prior fiscal year offset by

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

$3.7 million of variable compensation accrued during the nine month period ended December 31, 2007. The decreases are summarized as follows (in millions):

Nine Months Ended
December 31, 2007

Accrued compensation	$(4.2)
Prepaid expenses and other	(0.8)
Accounts payable	(0.2)
Other assets and liabilities	(0.2)
Restructuring accrual	(0.1)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(5.5)

Our billings for the three and nine months ended December 31, 2007 totaled $53.9 million and $159.8 million, respectively, compared to $49.7 million and $143.4 million for the three and nine months ended December 31, 2006, respectively. The increase in billings is due to an increase in revenue and reimbursable expenses resulting from an increased number of clients. These amounts include value added tax (“VAT”) and billings to clients for reimbursable expenses (which are not included in net revenue). Our gross accounts receivable balance of $10.4 million at December 31, 2007 represented 18 days of billings for the quarter ended December 31, 2007. At December 31, 2006, the gross receivable balance was $12.4 million which represented 23 days of billings for the quarter ended December 31, 2006. The decrease in accounts receivable at December 31, 2007 as compared to December 31, 2006 was principally due increased client cash receipts during the quarter ended December 31, 2007. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.

Contractual Obligations

We entered into an operating lease on July 14, 2007 for office space in Mumbai, India to which we are contractually obligated to pay a total of approximately $1.2 million in future estimated lease payments over the next three years. In addition, the table presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $1.4 million as of April 1, 2007 and December 31, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Contingencies

From time to time, we undergo various tax examinations and audits related to our holding company and its subsidiaries. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 we provided a bank guarantee in the amount of 4.3 million Euros with the Spanish taxing authority in order to appeal such authority’s assessment. The bank guarantee is secured by $6.8 million, classified as restricted cash, as of December 31, 2007. The Spanish subsidiary was sold as part of the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, we agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require tha t it be renewed annually until the results of the appealed tax inspection are settled. Such settlement is not expected before a period of approximately seven years. The maximum potential amount of future payments under the tax indemnification obligation is approximately 7.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors and based upon guidance set forth in FIN No. 45. We currently hold shares of Diamond’s common stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by us under the tax indemnification obligation from the sale transaction. The value of those shares at December 31, 2007 was $1.5 million. The $4.6 million net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet as of December 31, 2007 is comprised of our current accruals net of the current value of the escrow

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

shares. The change in the value of the escrow shares due to fluctuations in the value of the Company’s share price is reflected in the income (loss) from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $2.3 million for the nine months ended December 31, 2007 largely due to capital expenditures of $2.2 which were primarily related to purchases of computer hardware and capitalized labor costs for internal use software customization.

Cash Flows from Financing Activities

Cash used in financing activities was $41.7 million for the nine months ended December 31, 2007 resulting from the repurchase of Diamond common stock totaling $32.0 million, common stock cash dividends of $10.8 million and shares withheld for employee withholding taxes paid by Diamond of $3.1 million. These amounts were offset by $3.8 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan and $0.3 million in tax benefits from stock-based compensation credited to additional paid-in capital.

Treasury Stock Transactions

The Board has authorized from time to time the repurchase of our common stock in the open market or through privately negotiated transactions. During the period beginning with the inception of such “Buy-back Program” in October 1998 until the Company’s Board meeting on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the Board meeting on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. This authorization also approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, and March 2007, the Board authorized the repurchase of an additional $50.0 million, $35.0 million and $50.0 million, respectively, of shares of the Company’s outstanding common stock under the Buy-back Program. On February 4, 2008, the Board authorized the repurchase of an additional $25.0 million of shares, resulting in an aggregate cumulative market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004.

During the quarter ended December 31, 2007, we repurchased approximately 1.2 million shares at an average price of $7.92. As of December 31, 2007, the amount available for repurchase under the Buy-back Program was $34.4 million. On February 4, 2008, the Board authorized the repurchase of an additional $25 million of shares of the Company’s outstanding common stock under the Buy-back Program. This resulted in over $56 million available for repurchase under the Buy-back Program as of February 4, 2008.

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

Foreign Currency Risk

This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and is incorporated herein by reference. There have been no material changes to the Company’s market risk during the nine months ended December 31, 2007. As a result of the sale of portions of the Company’s international consulting operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, the Company’s foreign currency risk has been reduced as the Company’s revenue and expenses from continuing operations are primarily denominated in the U.S. Dollar.

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

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the period. During the quarter ended December 31, 2007, we had two clients that individually accounted for 12% and 10% of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable, we could be subject to significant financial exposure.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Board has authorized from time to time the repurchase of our common stock in the open market or through privately negotiated transactions. During the period beginning with the inception of such “Buy-back Program” in October 1998 until the Company’s Board meeting on September 14, 2004, the Board had authorized the repurchase of up to 6 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the Board meeting on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. This authorization also approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, and March 2007, the Board authorized the repurchase of an additional $50.0 million, $35.0 million and $50.0 million, respectively, of shares of the Company’s outstanding common stock under the Buy-back Program. On February 4, 2008, the Board authorized the repurchase of an additional $25.0 million of shares, resulting in an aggregate cumulative market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

During the quarter ended December 31, 2007, the Company repurchased approximately 1.2 million shares at an average price of $7.92. As of December 31, 2007, the amount available for repurchase under the Buy-back Program was $34.4 million. On February 4, 2008, the Board authorized the repurchase of an additional $25 million of shares of the Company’s outstanding common stock under the Buy-back Program. This resulted in over $56 million available for repurchase under the Buy-back Program as of February 4, 2008.

	Issuer Purchases of Equity Securities
				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
	Total Number of	Average Price Paid	Purchased as Part of	That May be Purchased
Period	Shares Purchased(1)	per Share(1)(2)	Publicly Announced Plans	Under the Plan

October 1, 2007 — October 31, 2007	339,892	$9.71	339,892	$40,867,380
November 1, 2007 — November 30, 2007	492,175	$7.20	489,332	$37,342,512
December 1, 2007 — December 31, 2007	400,260	$7.26	400,260	$34,436,540

(1)	In addition to purchases made under the Company’s publicly announced Buy-back Program, included in this column are transactions under the Company’s stock-based compensation plans involving the delivery to the Company of 2,843 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

(2)	Average price paid per share of stock repurchased under the Buy-back Program is execution price, including commissions paid to brokers.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1		Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
31	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.3*	Chief Administrative Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K dated February 5, 2008 (Quarterly Earnings and Announcement)

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: February 7, 2008

By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer

Date: February 7, 2008