Form 10-K
period 2008-03-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2008-06-10
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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
Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

As of September 30, 2007 there were 30,656,861 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of September 30, 2007 was an estimated $250.7 million, computed based upon the closing price of $9.20 per share on September 30, 2007.

As of May 31, 2008, there were 27,105,853 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Annual Report on Form 10-K for the Fiscal Year Ended
March 31, 2008

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections, based on information currently available to us, and we assume no obligation to update any forward-looking statements. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. For a discussion of some of the risk and uncertainties that could cause actual outcomes and results to materially differ, please see the section below entitled “Risk Factors.”

In this Annual Report on Form 10-K, we use the terms “Diamond,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Diamond Management & Technology Consultants, Inc. (formerly DiamondCluster International, Inc. from November 2000 through August 2006 and Diamond Technology Partners Incorporated from its founding in 1994 through November 2000) and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends March 31.

Item 1.	Business

Overview

Diamond Management & Technology Consultants, Inc. is a Delaware corporation formed in 1996 and is the parent of four subsidiaries. Diamond commenced its business in 1994 as a management and technology consulting firm. We help leading organizations worldwide to understand and leverage technology to realize value in their businesses. Recognizing that information and technology shape market dynamics, Diamond’s small teams of experts work across functional and organizational boundaries to improve growth and profitability. Since the greatest value in a strategy, and its highest risk, resides in its implementation, Diamond also provides proven execution capabilities. Diamond delivers three critical elements to every project: fact-based objectivity, spirited collaboration, and sustainable results.

Our firm offers our clients skills in strategy, information technology, operations and program management to help companies improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. We combine innovative strategic thinking, industry expertise, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients using small, multidisciplinary teams because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. Our multidisciplinary approach enables our consultants to develop and execute innovative strategies that may not be identified by consulting firms that use more traditional team structures. We go to market by vertical industry and focus on businesses that are strategically dependent upon technology, and in particular information technology. We currently serve clients primarily in six industries: financial services, insurance, healthcare, “enterprise,” telecommunications and public sector. The Company’s “enterprise” practice serves clients across several industries, including manufacturing, retail, distribution, travel and transportation, and consumer packaged goods.

In July 2006, the Company sold portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo. These operations are reported as “discontinued operations” in the financial statements and related notes. The Company retained its consulting practices in North America, the United Kingdom (“U.K.”) and India, which are markets of global strategic focus. These operations are considered “continuing operations.” All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform with this presentation to allow for meaningful comparison. The Consolidated Statement of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

During the fiscal year ended March 31, 2008, we generated net revenue of $182.3 million from clients. At March 31, 2008, we employed 510 consultants and 116 operations employees. Our physical locations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C. For further information regarding net revenue by geographic region, see Note (5) “Geographic Data” of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Company had one client, Goldman Sachs, which accounted for 10% or more of revenue; specifically 13% for fiscal years ended March 31, 2006 and 2007 and 12% for fiscal year ended March 31, 2008.

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

Technological change is among the most pervasive of these changes because it is both necessitated by other changes and also because of dramatic changes in technology itself. Technology often fundamentally affects how a company relates to its customers, suppliers, employees, investors, and competitors. As such, organizations often invest significant resources in technology and technology is increasingly visible at the highest levels of executive management, including the CEO and the board of directors.

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

While the fundamental reasons management teams turn to consultants have not changed in decades, we believe a structural change has taken place in the technology consulting industry with the arrival of the offshore firms. Today, we believe the industry is comprised of three main segments: management and advisory, solution delivery and system integration, and offshore maintenance and development. The management and advisory segment is comprised of companies that compete on the basis of their objectivity, relationships, and intellectual capital. Traditional management and advisory firms include McKinsey & Company, Booz & Company, Bain & Company, A. T. Kearney, Inc. and The Boston Consulting Group. These firms have traditionally offered services in corporate strategy, organization, and business processes, and they have recently begun to offer information technology advisory services as well. Diamond fits squarely in the management and advisory space.

The largest portion of the industry is comprised of solution delivery and system integration companies, such as Accenture Ltd., International Business Machines Corporation (IBM), Electronic Data Systems Corporation (EDS), and Computer Sciences Corporation (CSC). These companies typically compete on scale and scope of services, and there are natural trends toward consolidation, more integrated offerings, and establishment of offshore development sites to drive down cost. The offshore segment is comprised of companies that compete on cost and quality. Examples of these firms are Infosys Technologies Limited, Tata Consultancy Services, HCL Technologies Limited, Satyam Computer Services Limited and Wipro Ltd. These firms have traditionally offered call center and application maintenance and development services, and they are steadily moving up the value chain to compete directly with the solution delivery and system integration companies. The line between the solution delivery and offshore segments has become blurred.

We believe that the growth and continued consolidation among solution providers, as well as expanding service offerings of offshore firms, will enhance the demand for advisory firms that provide objective advice as a core business, particularly firms with deep competencies in information technology and marketing and operations like Diamond. Further, as both business process and information technology become increasingly complex and linked, the market for consulting services in general should grow. We believe that this increasing complexity, coupled with other changes in business investment, increases the importance of having an objective advisor that is able to remain vendor independent.

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

Collaborative and Multidisciplinary Model.  We work with our clients from the earliest stages of study and assessment, through idea generation, strategy creation, and execution, using relatively small teams skilled in the disciplines of strategy, information technology, operations and program management. We believe our business model provides our Company with a fundamental differentiation because it requires a collaborative approach with the client, utilizes multidisciplinary teams, and effectively leverages the ongoing stream of new intellectual capital in our organization. Our model allows us to be an objective and trusted advisor who provides the high value services to our clients from strategy through execution. It demands that we work collaboratively with our clients, which we believe is best for dealing with important business issues because the most lasting and significant improvements occur when the client is integrally involved in the process. This approach transfers to the client critical knowledge and accountability that is necessary to enact lasting and productive change.

Delivery of Results.  Diamond delivers tangible results, not just recommendations. Our consultants work with client management to develop a complete cost/benefit analysis, which focuses on metrics such as shareholder value and return on invested capital. Diamond then works with the client to execute plans and achieve the results. We are currently expanding our execution services by adding junior-level staff to perform more of the execution work on our projects that is currently being performed by either in-house or third-party resources. This is a modest refinement of our current model that should allow us to grow more consistently, provide more value to our clients and allow our people more interesting leadership responsibilities and greater career opportunities.

Strategic Vertical Industry Insight and Expertise.  We focus on serving vertical industries that are strategically dependent on information technology: financial services, insurance, healthcare, telecommunications and public sector. We also have an industry practice we call “enterprise” that serves clients across several vertical industries, including manufacturing, retail, distribution, travel and transportation and consumer packaged goods. We believe our vertical industry focus enables us to define strategies and deliver results that effectively address the particular market dynamics, regulatory environments, and business opportunities facing our clients in that industry.

Ability to Quickly Evolve Our Offerings.  The consulting industry is affected by changes in economic, business, and technology cycles, which requires a consulting firm to be agile in order to maintain the relevancy of its services to the market. Our approach to identify and scale new service offerings as well as change our current service offerings enables us to meet client demands. Our people are skilled in three enduring competencies — strategy, information technology, and marketing and operations as well as the underlying program management skills required to manage and orchestrate change — that are independent of particular economic, business, or technology cycles.

Strong Culture.  The most important asset of a consulting firm is its people. Teams with strong culture that work well together provide superior results to our clients. We have developed a strong and enduring culture by recruiting primarily from leading graduate and undergraduate universities, promoting from within, and developing an environment of continuous learning and innovation that helps to retain our talented professionals (see “Employees and Culture”). We are committed to the long-term growth and development of each of our professionals.

Continuous Innovation.  We believe that an enduring, high-quality consulting firm must have three basic qualities: employ highly talented people, maintain a track record of high-impact work, and have the ability to continuously generate new and relevant intellectual capital. While a number of consulting firms have talented people and a strong client focus, the ability to continuously generate new intellectual capital is more difficult. Diamond has a systematic approach to innovation, which ensures that we stay ahead of the intellectual capital curve and deliver highly advanced thinking to our clients across industries and within industries.

Experienced and Motivated Management.  Our senior management team has deep expertise in consulting and experience managing this business through business, economic, and technology cycles, as well as skills in establishing and developing client relationships.

Our Growth Strategy

Our goal is to become the consultant of choice for clients looking for an objective partner to help them understand and leverage information technology to improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. Our business model is designed to allow us to be an objective and trusted advisor who provides the high value services to our clients from strategy through execution. We believe our business model provides our Company with a fundamental differentiation because it requires a collaborative approach with the client, utilizes multidisciplinary teams, and effectively leverages the ongoing stream of new intellectual capital in our organization. The following strategies guide our actions as we grow our business:

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

Develop and Execute a Plan to Expand the Ratio of Partners to Staff.  Since the Company was founded, we have worked in teams that have typically had a ratio of one partner to 6 or 7 staff consultants. We see an opportunity in the marketplace to modestly increase our leverage within our current model, to one partner to up to 10 staff consultants over time. These additional staff consultants will be junior-level consultants performing more of the execution work on our projects that is currently being performed by either in-house or third-party resources. This is a modest refinement of our current model that should allow us to grow more consistently, provide more value to our clients and allow our people more interesting leadership responsibilities and greater career opportunities.

Increase the Awareness of Our Brand.  We intend to continue to invest in the development and maintenance of our brand identity in the markets we serve. We will continue to promote our name and credentials through publications, seminars, speaking engagements, media and analyst relations, and other efforts. We believe that building a brand image facilitates both the lead generation process and the ability to attract and retain the best people by raising awareness of our firm, resulting in an increase in the number of new clients and recruitment opportunities. We maintain trademark applications and/or registrations for our brand and for certain of our service related activities.

Continue to Develop Client Analytics Capability.  In late 2006, we established the Diamond Information & Analytics Center in Mumbai to extend our information and analytics capabilities. The center is staffed by professionals with advanced statistics and econometrics capabilities and provides fast, insightful analysis of complex marketing and operational issues, where intelligent use of data holds the key to better decisions and actions. We anticipate being able to add value to clients across all verticals by helping them to better understand and compete in their markets. This capability should allow us to extend and broaden client relationships globally.

Nurture and Promote Our Intellectual Capital.  We utilize our accumulated knowledge and experience to provide relevant intellectual capital to each project. We continuously seek to identify, disseminate, and incorporate new intellectual capital throughout our organization to keep abreast of business and information technology trends, while creating repeatable frameworks that can be leveraged to deliver results more effectively and efficiently. Internal and external experts, as well as industry practitioners, including the Diamond Fellows (see “Business Development — Capture Phase”), provide intellectual capital to the Company.

Continue to Diversify Across Industries and Geographic Locations.  We believe that diversifying our business across industries and key geographies will allow the Company to have steady growth through economic, business, and technology cycles. We expect the number of vertical industries we serve, as well as the services we offer and geographic locations in which we work, to change and grow as our expertise and client demands evolve. For example, we expect to see the consumer packaged goods industry emerge from the enterprise sector as a significant vertical practice area. We currently serve clients across the globe through offices in North America, the U.K. and India.

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

We have a business model that we believe is preferred by clients. Our business model is collaborative and multidisciplinary, providing better value to clients through knowledge transfer and better results through our unique perspective that combines strategy and execution skills with business and technology skills. We believe this approach creates the most lasting and powerful improvements for our clients.

We go to market by vertical industry and focus on businesses that are strategically dependent on information technology. While our core competencies do not change significantly over time, our service lines and service offerings are designed to quickly adapt to client and market needs. By utilizing our consultants’ core skills in strategy, information technology, marketing, operations and program management to provide the foundation for our service offerings, we are able to be agile because we are not dependent upon a particular economic, business, or technology cycle or product.

We deliver both vertical industry-specific services, and broader based horizontal services that apply across many industries. Our vertical services are designed to address the most pressing industry-specific issues involving technology that are facing executives in our targeted industries. While the competencies required to deliver these services may be the same for each vertical (i.e., strategy, information technology, marketing, operations and program management), deep knowledge of the industry is also required. Our horizontal services, which also address executives’ most pressing issues involving information technology, require similar skills across industries and tend to have more repeatable processes that can be leveraged across a number of different industries. Below is a representative list of current vertical (industry-specific) and horizontal (cross-industry) services:

Industries Served

We currently serve clients primarily through six vertical industries: financial services, insurance, healthcare, “enterprise,” telecommunications and public sector. The Company’s “enterprise” practice serves clients across several industries, including manufacturing, retail, distribution, travel and transportation and consumer packaged goods. We are working to grow healthcare as a percent of revenue because this industry is less cyclical and should increase long-term revenue predictability.

Financial Services Industry.  Our financial services industry practice provides services to capital markets firms, full-service retail and commercial banks, credit card issuers, credit card processors and payment system operators, retail brokerages and asset managers. We help these financial services clients with their most pressing issues, including the need to manage large technology and business transformations, grow revenues by developing information management strategies, improve service, improve productivity and effectiveness, drive industry-leading compliance and risk management initiatives, and assess various leading technologies. Our clients include three of the top four investment banks, the top three universal banks, three of the top four credit card brands as well as a number of other firms. Representative clients in the financial services industry have included Goldman Sachs Group Inc. and American Express. Financial services clients represented approximately 37%, 32% and 30% of billed fee revenue during fiscal years 2006, 2007 and 2008, respectively.

Insurance Industry.  Our insurance industry practice provides services to life, property and casualty, reinsurance, and brokerage firms. We advise and collaborate with our clients to help them unlock the market value of their business strategies such as: improving the return on marketing and sales investments through customer experience improvement across acquisition, cross-sell and retention areas; exploiting the use of emergent data to create competitive advantage through improved insight and decision making; creating more flexible product and service delivery architectures that increase speed to market and product profitability; evaluating strategic positioning in context of converging insurance, financial services and healthcare value chains; designing targeted solutions to meet the growing retirement populations’ needs using IT innovation to drive global growth; and improving distribution service platforms. Representative clients in the insurance industry have included Allstate Corporation, The Hartford and Willis Group Holdings Limited. Insurance clients represented approximately 22%, 26% and 23% of billed fee revenue during fiscal years 2006, 2007 and 2008, respectively.

Healthcare Industry.  Our healthcare industry practice provides services across the healthcare value chain. Our clients include major pharmaceutical, biotech, device, health insurance, provider and disease management companies. We help our healthcare clients address some of their most important business and technology issues in the areas of consumer directed healthcare strategy and execution, IT optimization and value extraction, integrated business and technology architecture, process and planning and large transformational program management. Representative healthcare clients have included Pfizer Inc., Bayer HealthCare LLC, CIGNA Corporation and Aetna Inc. Healthcare clients represented approximately 15%, 19% and 21% of billed fee revenue during fiscal years 2006, 2007 and 2008, respectively.

Enterprise Industry.  The enterprise practice is a cross-industry practice. Its role is to identify, incubate, and scale new vertical practices. The enterprise practice serves clients across several vertical industries, including consumer packaged goods, manufacturing, retail, distribution, and travel and transportation. We help our clients find solutions for complex business and technology problems such as information management, trade promotion management, sales & operations planning, pricing, transformational technology platforms, supply chain processes, and data analytics. We help our clients better understand customer needs across the value chain, increase visibility to their customers, and assist with strategic alternatives to maximize growth and operating income. Representative enterprise practice clients have included United States Gypsum (USG), Kraft, PepsiAmericas and Fisher Scientific International, Inc. (Thermo Fisher Scientific). Enterprise practice clients represented approximately 13%, 13% and 17% of billed fee revenue during fiscal years 2006, 2007 and 2008, respectively.

Telecommunications Industry.  Our telecommunications industry practice provides services to operators, vendors, and content providers in the equipment, wireless, cable, and fixed line markets as well as media and entertainment. We assist our telecommunications clients with business and marketing strategy, customer behavior insight, profit improvement, wireless and broadband strategy and execution, convergence, and IT assessment and strategy issues. Representative telecommunications clients have included Sprint and U.S. Cellular Corp. Telecommunications clients represented approximately 9%, 6% and 6% of billed fee revenue during fiscal years 2006, 2007 and 2008, respectively.

Public Sector Industry.  The public sector industry practice provides services to U.S. local, state, and federal government agencies. Issues facing this sector today include increased scrutiny to demonstrate performance and measurable results for spending, the need to improve operational efficiency, demand for agencies to become more citizen-centric by minimizing complexity and improving responsiveness, and homeland security. Representative clients in the public sector have included the U.S. Department of Justice, the Chicago Transit Authority and the New York City Housing Authority. Public sector clients represented approximately 4%, 4% and 3% of billed fee revenue during fiscal years 2006, 2007 and 2008, respectively.

Business Development

We primarily serve “c-level” executives of national and multinational businesses. Our fees are sourced from both operating budgets as well as information technology budgets within our clients’ organizations. Our practice partners (the term “partner” is an internal designation only and does not refer to a partner of a general or limited partnership; all partners are officers of the Company) are assigned to an industry practice (see “Our Services: Industries Served”). Each vertical industry maintains a list of prospects and a senior partner is assigned revenue and profit contribution responsibility for each vertical.

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

Attract Phase

Programs within the Attract phase of our business development pipeline are designed to create awareness of Diamond and its capabilities. There are a number of programs within the Attract phase including: media relations, advertising, speeches, books, published viewpoints, surveys, and an Internet website for the Company. These programs are built around specific intellectual capital within our target industries, and are focused on executives within our target clients and prospects.

Books, surveys, and published viewpoints published by consultants, partners and Fellows provide intellectual capital for our business development programs. Visit the Diamond website at www.diamondconsultants.com to download recent studies and whitepapers.

Capture Phase

Capture programs are designed to create relationships with interested executives, while continuing to showcase the Company’s capabilities. We build relationships directly through our partners, as well as collaboratively with our Diamond Network (see below).

DiamondExchange.  DiamondExchange programs are designed to deepen and broaden relationships with prospective and existing client executives while engaging in a dialog about strategic business issues. CEOs and other senior executives within our target vertical industries are invited to participate in the Exchange, and to become regular members. DiamondExchange events are designed to build community among our member executives, guest participants, Diamond partners, our Diamond Fellows and other Diamond Network members (see below). The content of the DiamondExchange program showcases the Company’s capabilities, drawing on findings from recent client work and primary and secondary research to help executives understand the strategic risks and opportunities of emerging technologies.

Diamond Network.  Diamond maintains a network of experts to augment its skills and relationships. Members of the Diamond Network help the firm to enhance its understanding of emerging marketplace developments, provide new client introductions, and enhance the value we provide to our clients. The network has two components: Diamond Fellows and Client Relationship Executives.

Diamond Fellows.  The Diamond Fellows are a group of recognized business and technology leaders associated with Diamond. Diamond Fellows provide us with a set of skills that augment and enhance the value that we can provide to our clients. Diamond Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the DiamondExchange program, and participate in client projects. Diamond Fellows are contractually committed to dedicate a certain number of days annually to Diamond to support marketing and client work. Diamond Fellows are compensated with a combination of equity and per diem payments for services provided to us, or to our clients, on our behalf. As of March 31, 2008, we had eleven Diamond Fellows. A complete biography for each Fellow can be obtained on the Company’s website www.diamondconsultants.com. The names and titles of the Diamond Fellows are listed below:

Dan Ariely, Principal Investigator MIT Media Lab eRationality; Co-director, MIT Media Lab Simplicity Consortium

Vincent Barabba, Chairman, Kings County Ventures and Market Insight Corporation

John Perry Barlow, Vice Chairman, Electronic Frontier Foundation

Gordon Bell, Senior Researcher, Microsoft Bay Area Research Center

Dan Bricklin, Chief Technology Officer, Interland, Inc.

Linda Hill, Wallace Brett Donham Professor of Business Administration, Harvard Business School

Alan Kay, Ph.D.  President, Viewpoints Research Institute, Inc; Fellow, HP Labs

Andrew Lippman, Ph.D.  Co-founder, MIT Media Lab

Chunka Mui, Chairman, Diamond Fellows and Partner, Cornerloft Partners

David P. Reed, Ph.D. Information Architect and Independent Entrepreneur

Marvin Zonis, Ph.D., Professor of International Economics, University of Chicago Graduate School of Business

Client Relationship Executives.  Client Relationship Executives, or CREs, provide an alternative relationship development channel for Diamond. Our CREs are retired executives, executives-in-transition, and independent consultants. The program leverages these executives’ senior-level contacts within our targeted vertical industries. The program is also designed to enhance brand awareness of our capabilities among industry sector senior executives. CREs do not directly offer Diamond services, but facilitate introductions to industry buyers of consulting services. Our CREs have non-exclusive contracts with Diamond and are typically paid on a commission basis. At March 31, 2008, we had 25 CREs.

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

Intellectual Capital Alliances.  In an increasingly complex business environment, intellectual capital alliances enhance Diamond’s ability to deliver technology savvy strategies and high-impact results. Our Intellectual Capital Alliance program is designed to provide Diamond’s professionals and clients with early access to market-leading hardware and software, as well as to provide specialized services and training. Diamond works with selected companies to develop its intellectual capital and provide the best ideas to its clients with lower execution risk and accelerated speed-to-market. Diamond does not recognize revenue for work performed by any alliance company and there are no fees associated with joining the Intellectual Capital Alliance program. Companies included in our alliance program include Embarcadero Technologies, Hewlett-Packard, IBM, Microsoft, Oracle, SAP America, Inc., SAS Institute, Inc., Sun Microsystems and Troux Technologies.

Retain Phase

Programs in the Retain phase are designed to help our partners maintain ongoing relationships and offer former clients ongoing value while allowing the Company to identify opportunities for additional work. Retention of current clients is driven by delivering outstanding results, developing strong relationships, and understanding the needs of the client.

DiamondExchange.  A proactive effort is made to ensure that current and former clients continue to participate in the Exchange, ensuring that the Company keeps them in a value-added relationship.

Ongoing Communications & Direct Mail.  Current and former clients are kept on a list to receive relevant intellectual capital from the Company, including survey results, viewpoints, and reprints of relevant articles.

Employees and Culture

Employees.  As of March 31, 2008, Diamond had 626 employees. Of these employees, 510 were client-serving professionals and 116 were operations personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems, and administrative support. The responsibilities of our partners include client relationship development, business development, client management, program management and execution, thought leadership, professional staff development, and mentoring. As of March 31, 2008, we had 64 practice partners.

Culture.  We believe our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all competencies and industry practices in the organization. Diamond’s employees are talented and energetic professionals that come from a multitude of professional backgrounds. Diamond believes that this fosters an exciting and diverse work environment. Three primary elements comprise our culture:

—	an environment that intellectually challenges our personnel through continuous training and innovative and high-impact client work;

—	consistent compensation and career paths across all competencies within Diamond; and

—	participation by all of our employees in the continuing development and ownership of Diamond.

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

Although a number of our current employees were hired directly from other firms, our primary long-term strategy is to hire professionals from the leading undergraduate and graduate business and technology programs at leading universities. Senior-level positions are predominantly filled from internal promotions.

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

Compensation.  Our compensation programs have been structured to attract and retain highly skilled professionals by offering competitive base salaries coupled with annual cash bonus and equity-based incentive opportunities. We use equity-based instruments at all levels within Diamond to provide long-term wealth creation opportunities and to retain individuals through multi-year, long-term vesting provisions. We believe that offering equity-based awards is more successful in attracting and retaining talented individuals than a program based solely on cash.

Our partners are eligible to receive an annual bonus comprised of cash and equity-based awards commensurate with their level of responsibility and based on overall performance. Our partners are granted equity upon being elected a partner. Equity-based instruments that we issue to partners typically vest ratably over five years. Individuals below the partner level are also eligible to receive annual cash bonuses and equity based awards. Our non-partners are granted equity-based instruments which typically vest ratably over four years.

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

We believe we are well positioned against our competitors. Furthermore, we believe the increasing complexity of technology, and the current structural changes in the consulting industry, increase the value to senior management of an objective advisor with deep expertise in strategy, marketing, operations and technology, including the ability to accelerate program execution.

Executive Officers of the Registrant

At present, our executive officers are as follows:

Name	Age	Position

Adam J. Gutstein	45	President, Chief Executive Officer and Director
Karl E. Bupp	46	Chief Financial Officer
John J. Sviokla	50	Vice Chairman and Director
Stephen Warrington	46	Vice President and Managing Partner, United Kingdom and India
Thomas E. Weakland	41	Vice President and Managing Partner, Healthcare

Adam J. Gutstein joined Diamond as a partner in January 1994 and became Chief Executive Officer on April 1, 2006. Mr. Gutstein was given the added title of President in September 2006. He has served as a director of the Company since August of 1999. From July 1998 to April 2000, Mr. Gutstein served as Chief Operating Officer of the Company. From May 2000 through March 2006, Mr. Gutstein held various leadership positions in North America, Europe, Latin America and Asia. He served as Managing Director of International Operations from July 2003 and became President of the Company in June 2004. Prior to joining Diamond, Mr. Gutstein was a Vice President at Technology Solutions Company and a Manager with Andersen Consulting, now Accenture.

Karl E. Bupp joined Diamond in April 1994 as a partner and Vice President of Financial Planning responsible for our internal planning, analysis, and treasury functions. Since July 1998, Mr. Bupp has served as our Chief Financial Officer. Prior to joining Diamond, Mr. Bupp was the Corporate Controller, and Director of Planning and Treasury Services for Technology Solutions Company. From 1985 to 1993, he held various financial management and analyst positions with MCI Telecommunications Corporation.

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

Stephen Warrington joined Diamond as Vice President and Managing Partner, U.K. in December of 2004 and became Vice President and Managing Partner, U.K. and India in March of 2008. He has extensive experience in leading management advisory businesses and has worked widely in the U.K. and continental Europe serving top management of major companies. Stephen’s principle focus is in financial services, covering retail and investment banking, insurance, asset management and cards. His functional expertise includes strategy, marketing, operations and broad performance transformation programs. Prior to joining Diamond, Mr. Warrington held senior positions at Unisys from 2003 to 2004, McKinsey and Company from 1990 to 2003 and HSBC from 1984 to 1990.

Thomas E. Weakland joined the firm as a Principal in February of 1994 and became Managing Partner of Diamond’s Global Sourcing Practice in 2002 and Managing Partner of the firm’s Healthcare practice in 2005. He has more than 20 years of experience helping organizations develop, manage and extract significant benefits through better aligning their business strategies with their technology capabilities. Mr. Weakland is considered a leading authority on strategic sourcing and has been widely quoted in The Wall Street Journal, Reuters and numerous other publications as well as National Public Radio and BBC Radio. Prior to joining Diamond, Mr. Weakland served as senior consultant for General Electric Consulting and as a principal at Technology Solutions Company.

Available Information

The executive offices of Diamond Management & Technology Consultants, Inc. are located at Suite 3000, John Hancock Center, 875 North Michigan Avenue, Chicago, Illinois 60611, and our telephone number is (312) 255-5000. Our stock is traded on the NASDAQ Global Select Market under the symbol “DTPI.” Our internet address is http://www.diamondconsultants.com. We make available free of charge on the Investor Relations section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our Profitability Will Suffer If We Are Not Able to Maintain Our Pricing and Utilization Rates and Control Our Costs.

Our profit margin, and therefore our profitability, is largely a function of the rates we are able to recover for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals and simultaneously control our costs, we will not be able to sustain our profit margin and our profitability will suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors; and

•	general economic conditions that affect the demand for our services.

Our utilization rates are also affected by a number of factors, including:

•	seasonal trends, primarily as a result of our hiring cycle and holiday vacations;

•	our ability to transition employees from completed projects to new engagements; and

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in the appropriate areas of our workforce.

Our profitability is also a function of our ability to control our costs and improve our efficiency. Current and future cost reduction initiatives may not be sufficient to maintain our margins if a challenging economic environment existed for several quarters.

Our Inability to Retain Client Serving Professionals Could Have a Material Adverse Affect on our Business.

The Company’s success depends upon its ability to attract, retain and motive highly skilled professionals at all levels. Qualified client-serving professionals are in particularly great demand and are likely to remain a limited resource for the foreseeable future. The loss for any reason of a number of the Company’s client-serving professionals or the inability to attract, retain and motivate qualified personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the quarter. During the fiscal year ended March 31, 2008, we had one client that individually accounted for 12% of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable or group of receivables, we could be subject to significant financial exposure.

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

Our Quarterly Operating Results Will Vary From Quarter to Quarter, Which May Result in Increased Volatility of Our Stock Price.

We have experienced, and may in the future continue to experience, significant fluctuations in our quarterly operating results, particularly when measured on a percentage basis. These fluctuations could result in increased volatility of the market price of our Common Stock.

Factors that may cause our quarterly operating results to significantly vary include:

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the timing of revenue or income;

•	the timing of hiring, compensation and benefits expenses;

•	our ability to transition employees quickly from completed projects to new engagements;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs and support services costs; and

•	global economic and political conditions.

The timing of revenue is difficult to forecast because our sales cycle is relatively long and our services are affected by the financial condition and management decisions of our clients while a high percentage of our expenses are relatively fixed at the beginning of any period.

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

The Absence of Long-Term Contracts With Our Clients Reduces the Predictability of Our Revenue.

Our clients are generally able to reduce or cancel their use of our professional services without penalty and, in some circumstances, with little notice. As a result, we believe that the number of clients or the number and size of our existing projects are not reliable indicators or measures of future revenue. We will need to continuously acquire new clients and/or new projects to meet our expenses. When a client defers, modifies or cancels a project, there is no assurance that we will be able to rapidly redeploy our professionals to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. We may not be able to replace cancelled or reduced contracts with new business while at the same time our expenses are generally longer term in nature with the result that our revenue and profits may decline.

Failure to Meet Client Expectations Could Result in Losses and Negative Publicity.

A failure or inability by us to meet a client’s expectations could damage our reputation and adversely affect our ability to attract new business and result in delayed or lost revenue. Our client engagements involve the creation and implementation of business strategies and other processes that can be critical to our clients’ businesses. We may be sued or unable to collect accounts receivable if a client is not satisfied with our service.

Our client contracts may not protect us from liability for damages in the event that we are sued. In addition, our liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts. The successful assertion of any large claim or group of claims against us or the failure by us to collect a large account receivable could result in a material adverse effect on our business.

The Price for Our Common Stock Has Been Volatile and Unpredictable.

The price for our Common Stock has historically been volatile. Our Common Stock has been listed on the NASDAQ Global Select Market since February 1997. From January 1, 1999 through March 31, 2008, our high and low sales price has ranged from a high of $107.25 to a low of $1.38. From March 31, 2002 through March 31, 2008, our high and low sales price has ranged from a high of $17.25 to a low of $1.38. The market price of our Common Stock may experience fluctuations in the future for a variety of reasons. These include:

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

Fluctuations in the market prices of technology related companies or those of our clients may continue to occur and disproportionately impact our stock price. In addition, volatility or a significant decline in the price of our Common Stock could diminish or impair our ability to use equity-based compensation, which is an important component of our compensation system.

Inability to Keep Pace with Rapidly Changing Technology May Impair Our Ability to Remain Competitive.

Our failure to develop business and technology consulting services that keep pace with continuing changes in technology, evolving industry standards, information technology and client preferences would likely result in decreased demand for our services. Among our challenges in this area are the need to:

•	continue to develop our strategic and technical experience;

•	develop new services that meet changing client needs; and

•	effectively understand leading technologies.

We may not be able to meet these challenges on a timely or successful basis.

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

Ownership of intellectual property developed during our client engagements is typically assigned to the client upon payment for our services. We generally retain the right to use any intellectual property that is previously developed by us or developed during a client engagement that is of general applicability and is not specific to the client’s project. Issues relating to the ownership of and rights to use intellectual property developed during the course of a client engagement can be complicated. Clients may demand assignment of ownership or restrictions on our use of the work product. In addition, disputes could arise if we infringe on the intellectual property rights of third parties. We may have to pay economic damages to the third parties and also indemnify our clients in these disputes and we could also suffer a loss of reputation which could adversely affect our business.

We Must Continue to Build Recognition and Client Acceptance of Our Name.

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

Our Global Operations Pose Complex Management, Business, Financial and Regulatory Risks, Which We May Not Adequately Address.

We conduct business in multiple countries around the world. During fiscal year 2008, approximately 91% of our revenue was attributable to activities in North America and the remaining 9% was attributable to activities in Europe and Asia, which primarily include the U.K. and India. As a result, we are subject to a number of risks which we may not adequately address, including:

•	the burdens of complying with a wide variety of national and local laws;

•	multiple and possibly overlapping and conflicting tax laws;

•	coordinating geographically separated organizations;

•	restrictions on movement of cash;

•	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	political instability;

•	currency fluctuations and translation risk;

•	longer payment cycles;

•	restrictions on operating in certain geographic markets and industries for a period of time pursuant to the non-compete provisions of the agreement to sell a portion of our international operations;

•	cultural differences; and

•	trade barriers.

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

We May Need to Raise Additional Capital in the Future Which May Not Be Available.

We may not be able to raise capital or obtain debt financing in the future to meet our liquidity needs and finance our operations and future growth. We maintain a revolving line of credit, cash balances and cash generated from operations. Any future decreases in our operating income, cash flow, or stockholders’ equity may impair our future ability to raise additional funds to finance operations. As a result, we may not be able to maintain or acquire adequate liquidity to support our operations.

Future Sales of Our Common Stock in the Public Market Could Cause the Price of Our Stock to Decline.

In the future, our stockholders could sell substantial amounts of our Common Stock in the public market which could cause our market price to decline. A substantial number of outstanding shares of Common Stock and shares of our Common Stock issuable upon exercise or vest of equity awards will become eligible for future sale in the public market at various times. It is the Company’s practice to issue equity awards to its employees on a broad basis. As a result, our employees and former employees own a significant portion of the Company’s Common Stock, particularly on a fully-diluted basis. As these equity awards vest, these individuals may choose to sell their Common Stock. An increase in the number of shares of our Common Stock in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our equity securities.

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

Certain of Our Contracts Pose Unique Risks.

We work for various federal, state and local governmental entities and agencies primarily in our “public sector” industry practice. These clients have legal remedies at their disposal that our commercial clients may not have in the event of a dispute with us, such as extensive audit rights and the ability to impose penalties, sanctions and debarment. In addition, in both the public sector practice and in our commercial practice, we often enter into fixed-fee contracts. If we are not successful in properly estimating our costs and timing for completing engagements, unexpected costs or unanticipated delays, whatever the cause, could cause our contracts to be less profitable or unprofitable, which would have an adverse effect on our results of operations.

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

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock is quoted on the NASDAQ Global Select Market under the symbol “DTPI.” The following table sets forth for the periods indicated the high and low intraday sales prices for our Common Stock.

	Sales Price Per
	Share
	High	Low

Fiscal year ended March 31, 2007:
First Quarter	$11.40	$7.30
Second Quarter	11.30	7.57
Third Quarter	12.54	10.20
Fourth Quarter	15.98	10.77
Fiscal year ended March 31, 2008:
First Quarter	$14.13	$11.03
Second Quarter	13.68	7.75
Third Quarter	10.70	6.51
Fourth Quarter	7.46	4.34

Holders

On June 2, 2008, the closing price of Common Stock was $5.15 per share. At such date, we had approximately 4,600 holders of record of Common Stock.

Dividends

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors (“Board”) out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock, if any. There was no Preferred Stock issued or outstanding as of March 31, 2008. The Board declared the following annual cash dividends on its Common Stock during the fiscal years ended March 31, 2007 and 2008, respectively:

	2007	2008

Declaration date	November 7, 2006	November 6, 2007
Per share dividend	$0.30	$0.35
Record date	November 22, 2006	November 20, 2007
Total amount (in thousands)	$9,700	$10,748
Payment date	December 8, 2006	December 6, 2007

Prior to December 8, 2006, the Company had not paid any cash dividends on its Common Stock. Under the terms of its credit agreement with a commercial bank, the Company is required to adhere to certain financial covenants that, among other things, limit the total amount of dividend payments during a trailing twelve calendar month period. As of March 31, 2008, the Company was in compliance with the dividend payment covenant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included elsewhere in this Annual Report on Form 10-K.

Shareholder Return Performance Graph

The following graph compares the cumulative five-year total stockholder return on our Common Stock from March 31, 2003 through March 31, 2008, with the cumulative total return on (i) the NASDAQ Composite Index and (ii) the Dow Jones Wilshire Business Support Services Index. The comparison assumes the investment of $100 on March 31, 2003, in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends. Beginning in fiscal year 2007, the Company adopted a published industry/line of business index for its performance graph, the Goldman Sachs Technology Index — Computer Services Index. However, the Goldman Sachs Technology Index — Computer Services Index was acquired by Standard & Poors effective March 28, 2008 and it became a non-published index. As a result, the Company replaced such index with a new published industry/line of business index, the Dow Jones Wilshire Business Support Services Index. The Company has determined that this is a meaningful index for industry/line of business comparison purposes. However, the cumulative performance is significantly affected by the base period used.

	3/03	3/04	3/05	3/06	3/07	3/08
Diamond Management & Technology Consultants, Inc.	$100.00	$689.29	$1,150.00	$764.29	$856.21	$496.49
NASDAQ Composite Index	100.00	151.01	152.38	181.06	189.63	177.49
Dow Jones Wilshire Business Support Services Index	100.00	148.39	148.88	182.52	204.85	180.14

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases have been expended. During the quarter ended March 31, 2008, the Company repurchased approximately 3.1 million shares at an average price of $6.16 including 2.6 million shares repurchased through a modified “Dutch Auction” tender offer. During the fiscal year ended March 31, 2008, the Company repurchased approximately 6.3 million shares at an average price of $8.09. As of March 31, 2008, the amount available for repurchase under the Board authorization was $40.1 million.

	Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Approximate Dollar
	Total Number of	Average Price	Purchased as Part of	Value of Shares That May be
Period	Shares Purchased	Paid per Share(1)	Publicly Announced Plans	Purchased Under the Plan

January 1, 2008 — January 31, 2008	500,000	$5.73	500,000	$31,569,940
February 1, 2008 — February 29, 2008	—	—	—	$56,569,940
March 1, 2008 — March 31, 2008	2,644,494	$6.24	2,644,494	$40,077,546

(1)	Average price paid per share of stock repurchased under the Buy-Back Program is execution price, including commissions paid to brokers and expenses of the tender offer.

Item 6.	Selected Financial Data

The selected financial data presented below has been derived from our consolidated financial statements. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K. Amounts previously reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years 2004 and 2005 have been reclassified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

	Year Ended March 31,
	2004	2005	2006	2007	2008
	(Amounts in thousands, except per share amounts)

Statement of Operations Data:
Revenue:
Net revenue	$104,822	$144,900	$145,224	$168,699	$182,288
Reimbursable expenses	14,133	16,848	18,444	21,574	22,768

Total revenue	118,955	161,748	163,668	190,273	205,056

Project personnel expenses:
Project personnel costs before reimbursable expenses	74,614	86,243	99,111	118,596	125,772
Reimbursable expenses	14,133	16,848	18,444	21,574	22,768

Total project personnel expenses	88,747	103,091	117,555	140,170	148,540

Gross margin	30,208	58,657	46,113	50,103	56,516

Other operating expenses:
Professional development and recruiting	3,523	6,107	6,689	8,838	9,420
Marketing and sales	2,750	3,507	3,522	3,766	4,451
Management and administrative support	22,867	24,328	25,328	27,499	26,947
Restructuring charges (recovery)	1,432	—	400	(24)	—

Total other operating expenses	30,572	33,942	35,939	40,079	40,818

Income (loss) from operations	(364)	24,715	10,174	10,024	15,698

Interest income, net	840	1,652	2,868	4,238	3,230
Other income (expense), net	514	(216)	102	(139)	180

Total other income, net	1,354	1,436	2,970	4,099	3,410

Income from continuing operations before income taxes	990	26,151	13,144	14,123	19,108
Income tax expense (benefit)	(807)	(13,420)	11,151	6,908	8,873

Income from continuing operations after income taxes	1,797	39,571	1,993	7,215	10,235
Discontinued operations:
Gain on disposal of discontinued operations, including income taxes	—	—	—	22,932	7,000
Income (loss) from discontinued operations, net of income taxes	(7,208)	(6,533)	(12,577)	1,254	3,859

Discontinued operations, net of income taxes	(7,208)	(6,533)	(12,577)	24,186	10,859

Net income (loss)	$(5,411)	$33,038	$(10,584)	$31,401	$21,094

Basic income (loss) per share of Common Stock(1) :
Income from continuing operations	0.05	1.18	0.06	0.23	0.34
Income (loss) from discontinued operations, net of income taxes	(0.22)	(0.19)	(0.38)	0.76	0.36

Net income (loss)	$(0.17)	$0.99	$(0.32)	$0.98	$0.70

Diluted income (loss) per share of Common Stock(1):
Income from continuing operations	0.05	1.09	0.06	0.21	0.33
Income (loss) from discontinued operations, net of income taxes	(0.21)	(0.18)	(0.36)	0.71	0.34

Net income (loss)	$(0.16)	$0.91	$(0.31)	$0.92	$0.67

Shares used in computing basic income (loss) per share of Common Stock(1)	32,710	33,516	32,963	31,951	30,200
Shares used in computing diluted income (loss) per share of Common Stock(1)	34,206	36,281	34,682	34,076	31,492
Cash dividends declared per share of Common Stock	$—	$—	$—	$0.30	$0.35

	March 31,
	2004	2005	2006	2007	2008
	(Amounts in thousands)

Balance Sheet Data:
Cash and cash equivalents(2)	$39,004	$42,270	$69,899	$84,125	$53,267
Short-term investments	42,300	55,975	—	—	—
Restricted cash	—	—	5,493	6,095	7,338
Working capital(2)	79,998	104,506	76,091	81,905	55,532
Total assets	121,304	153,060	127,620	120,875	92,395
Total stockholders’ equity(3)	$80,787	$117,945	$91,888	$95,927	$74,852

(1)	See Note (12) of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for an explanation of the methods used to compute basic and diluted income (loss) per share data.

(2)	As of March 31, 2006, 2007 and 2008, amounts reported include only continuing operations. Prior to March 31, 2006, amounts reported include combined (continuing and discontinued) operations.

(3)	Total stockholders’ equity includes the effect of the repurchase of the Company’s Common Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements that involve risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” contained in this Annual Report on Form 10-K. We use the terms “we,” “our,” “us,” “the Company,” and “Diamond” in this report to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries.

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

In March 2006, our Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell the portions of our international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” in the financial statements and related notes. North America, the U.K. and India are considered “continuing operations.” All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform to this presentation to allow for meaningful comparison. The Consolidated Statements of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

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

During the fiscal year ended March 31, 2008, we generated net revenue of $182.3 million from 109 clients. At March 31, 2008, we employed 510 consultants and 116 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Our gross margin decreased 28% in the fourth quarter of fiscal year 2008 compared to the third quarter of fiscal year 2008. The decrease is primarily due a decrease in net revenue during the fourth quarter of fiscal year 2008. Gross margin decreased 15% in the fourth quarter of fiscal year 2008 compared to the fourth quarter of fiscal year 2007 primarily due to an increase in compensation costs associated with the increase in average practice personnel, an increase in vacation expense and a decrease in net revenue. Gross margin increased 13% in fiscal year 2008 compared to fiscal year 2007. This increase is primarily due to an increase in net revenue during fiscal year 2008 and a decrease in variable compensation due to the $4.1 million special bonus recorded in the second quarter of fiscal year 2007, partially offset by increased compensation costs associated with a 6% increase in average practice personnel for fiscal year 2008 compared to fiscal year 2007. Our practice headcount decreased to 510 at March 31, 2008, compared to 512 at December 31, 2007 and increased from 507 at March 31, 2007. Our annualized net revenue per practice professional was $358 thousand for fiscal year 2008 compared to $351 thousand for fiscal year 2007.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information technology, human resources, facilities administration and support (including the renting of office space) and legal services. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from continuing operations before income taxes decreased 83% in the fourth quarter of fiscal year 2008 compared to the third quarter of fiscal year 2008 primarily due to the decreases in gross margin discussed above in addition to increased marketing expenses related to an online advertising campaign and an increase in costs related to DiamondExchange events, partially offset by decreased recruiting and training expenditures in the fourth quarter of fiscal year 2008 compared to the third quarter of fiscal year 2008. Income from continuing operations before income taxes decreased 79% in the fourth quarter of fiscal year 2008 compared to the fourth quarter of the prior fiscal year primarily due to the decreases in gross margin discussed above as well as increased advertising expenses, an increase in costs related to DiamondExchange events and decreased interest income due to a lower average cash balance resulting from repurchases of Common Stock and lower interest yields. Income from continuing operations before income taxes increased 35% in fiscal year 2008 compared to fiscal year 2007 primarily due to the increases in gross margin discussed above as well as a decrease in management and administrative support expenses primarily related to a decrease in compensation costs including variable compensation and stock-based compensation. These increases in income from continuing operations before income taxes were partially offset by an increase in training and campus recruiting costs, an increase in advertising expenses and a decrease in interest income.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the fourth quarter of fiscal year 2008 was 60% which decreased from 65% in the third quarter of fiscal year 2008 and 61% in the fourth quarter of the prior fiscal year. Our utilization rate for fiscal year 2008 was 62% compared to 63% for fiscal year 2007.

Free cash flow was $22.9 million for the fiscal year ended March 31, 2008. Management believes that the free cash flow from continuing operations metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($26.0 million) net of capital expenditures ($3.1 million), provides a consistent metric from which the performance of the business may be monitored.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We earn revenues from a range of consulting services, including helping organizations worldwide to leverage technology to develop and implement growth strategies, improve operations, and capitalize on technology. Our revenues are comprised of professional fees for services rendered to our clients plus reimbursement of out-of-pocket expenses and exclude applicable taxes. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements and the level of client involvement. Revenue is recognized over the term of the client engagement in direct proportion to the level of services performed by each member of the engagement team during the period relative to the estimated total level of effort required to perform the project. Therefore, the amount of revenue recognized in a period is for all intents and purposes, equal to the amount that would be recognized based on the stated contract price and the ratio of direct costs incurred in the period to perform the service to the total estimated direct costs of the project.

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

Management makes estimates of the amount of our billed and unbilled accounts receivable that may not be collected from clients. We believe the allowance for doubtful accounts is a critical accounting estimate because it can materially affect our operating results and requires us to make judgments about matters that are uncertain. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers our overall experience with estimating uncollectible amounts. We recognize the effect of changes in our estimates, assumptions and assessments of the factors impacting the collectibility of amounts due from customers on an ongoing basis. As of March 31, 2008, our accounts receivable balance was $13.2 million, including unbilled accounts receivable of $3.7 million, and net of an allowance for doubtful accounts of $0.7 million. Unbilled receivables represent revenues and reimbursable expenses earned for services performed that have not been billed. Unbilled receivables are typically billed the following month.

Although we and our clients agree on the scope of projects, expected deliverables and related fees in advance, from time to time we have made revisions to the scope of work and deliverables without making a corresponding adjustment to the fees for the project. We refer to this as “project run-on” as these revisions generally cause a project to extend beyond its targeted completion. We monitor our actual project run-on experience on an ongoing basis and perform monthly reviews of projects in progress against plan. We provide for project run-on costs based on our analysis of historical experience. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. The deferred revenue balance was $1.1 million as of March 31, 2008. The balance was primarily comprised of the estimated gross amount of services to be rendered subsequent to the targeted completion date as well as prepaid client fees related to consulting services that the Company expects to earn in future periods. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which a company receives services from employees in share-based payment transactions. SFAS No. 123R requires companies to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

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

The adoption of SFAS No. 123R did not affect our financial position or have more than a minimal impact on reported income and earnings per share because we adopted SFAS No. 123 on April 1, 2003. SFAS No. 123R requires that stock-based compensation be amortized over the period from the grant date to the date an employee is eligible for retirement, when the equity awards would be vested upon retirement. We have been amortizing these awards over the normal vesting period stated in the notice of grant under SFAS No. 123 for awards granted prior to April 1, 2005. Had we followed the amortization method outlined in SFAS No. 123R for awards granted prior to the adoption of SFAS No. 123R, stock-based compensation in fiscal year 2006 would have been approximately $0.4 million higher.

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

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of March 31, 2008, the remaining valuation allowance against deferred tax assets was $9.0 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards. The need to maintain a valuation allowance is reviewed on at least a quarterly basis.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note (3) of the Notes to the Consolidated Financial Statements.

Revenue

On a consolidated basis, net revenue increased $13.6 million, or 8%, in fiscal year 2008 compared to fiscal year 2007 due to our expanding client base and higher realized billing rates at new and existing clients. Net revenue increased $23.5 million, or 16%, in fiscal year 2007 as compared to fiscal year 2006 due to an increase in the number of clients that we served during fiscal year 2007 compared to fiscal year 2006. We continue to focus on transitioning to a broader and less concentrated client base.

We served 109 clients during fiscal year 2008, compared to 105 clients during fiscal year 2007 and 81 clients during fiscal year 2006. Average revenue per client increased to $1.7 million during fiscal year 2008 from $1.6 million during fiscal year 2007. Average revenue per client decreased to $1.6 million during fiscal year 2007 from $1.8 million during fiscal year 2006.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 24% of revenue during fiscal year 2006, 12% of revenue during the fiscal year 2007 and 14% of revenue during the fiscal year 2008. For fiscal years 2006, 2007 and 2008, revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee Revenue			New Client Revenue
Industry	2006	2007	2008	2006	2007	2008

Financial Services	37%	32%	30%	32%	37%	20%
Insurance	22%	26%	23%	22%	7%	12%
Healthcare	15%	19%	21%	17%	22%	19%
Enterprise	13%	13%	17%	22%	12%	44%
Telecommunications	9%	6%	6%	5%	10%	2%
Public Sector	4%	4%	3%	2%	12%	3%

	100%	100%	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses increased $7.2 million, or 6%, during fiscal year 2008 as compared to fiscal year 2007. The increase in project personnel costs was primarily due to increased compensation costs and stock-based compensation expense associated with the 6% increase in the average number of project personnel partially offset by a decrease in variable compensation due to the $4.1 million special bonus recorded in the second quarter of fiscal year 2007. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased from 70% during fiscal year 2007 to 69% during fiscal year 2008 primarily due to the decrease in variable compensation expense in fiscal year 2008 compared to fiscal year 2007.

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

The following table summarizes practice personnel data for fiscal years 2006, 2007 and 2008:

	2006	2007	2008

Practice headcount	441	507	510
Annualized net revenue per practice professional (in thousands)	$336	$351	$358
Utilization rate	63%	63%	62%
Annualized voluntary attrition	17%	18%	16%
Total annualized attrition(1)	23%	22%	22%

(1)	Defined as voluntary attrition plus Company initiated attrition.

Professional Development and Recruiting

Professional development and recruiting expenses increased $0.6 million, or 7%, during fiscal year 2008 as compared to fiscal year 2007. The increase was primarily due to increases in training costs and campus recruiting initiatives, partially offset by decreases in experienced recruiting initiatives and sourcing fees during fiscal year 2008 compared to fiscal year 2007. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus hire searches. Our expenditures related to training increased as we continue to expand the training courses offered to our employees.

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

Marketing and Sales

Marketing and sales expenses increased $0.7 million, or 18%, during fiscal year 2008 as compared to fiscal year 2007. The increase was primarily due to costs incurred for a pilot online advertising campaign to raise brand awareness initiated in fiscal year 2008.

Marketing and sales expenses increased $0.2 million, or 7%, during fiscal year 2007 as compared to fiscal year 2006. The increase was primarily due to costs incurred to re-brand the new Company name during fiscal year 2007.

Management and Administrative Support

Management and administrative support expenses decreased $0.6 million, or 2%, in fiscal year 2008 as compared to fiscal year 2007. This decrease was primarily due to decreases in compensation expense for management and administrative personnel as a result of decreased stock-based compensation expense and decreased variable compensation due to a special bonus of $0.5 million recorded in the second quarter of fiscal year 2007 and the capitalization of internal labor costs for internal use software during fiscal year 2008. In addition, management and administrative support expense decreased due to lower professional fees during fiscal year 2008 compared to fiscal year 2007. These decreases were partially offset by an increase in costs associated with the opening of new office space in Mumbai, India in October 2007. Management and administrative support expenses include the rent expense associated with our six offices in North America, the U.K. and India.

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

Restructuring Charges (Recovery)

We recorded a restructuring recovery of $24 thousand during fiscal year 2007 and a restructuring charge of $0.4 million during fiscal year 2006 related to the net change in facilities usage assumptions related to office space in our Chicago office. Restructuring charge expense was zero for fiscal year 2008.

Other Income, Net

Other income, net decreased $0.7 million, or 17%, during fiscal year 2008 as compared to fiscal year 2007 primarily due to a decrease in interest income resulting from lower interest rate yields and a decrease in the cash and cash equivalent balances primarily related to the increase in the repurchase of our Common Stock during fiscal year 2008 compared to fiscal year 2007. Other income, net increased $1.1 million, or 38%, during fiscal year 2007 as compared to fiscal year 2006 primarily due to increase in interest income resulting from higher interest rate yields and an increase in the cash and cash equivalent balances resulting from the proceeds received from the sale of the discontinued operations in July 2006.

Income Tax Expense

We recorded income tax expense of $8.9 million, a 46% effective income tax rate, in fiscal year 2008, compared to income tax expense of $6.9 million, a 49% effective income tax rate, and $11.2 million, an 85% effective income tax rate, in fiscal years 2007 and 2006, respectively. With the exception of the special adjustment mentioned below, the income tax expense recorded in fiscal years 2006, 2007 and 2008 related to income earned in North America. Due to valuation allowances on international deferred tax assets, tax benefits are not recorded on losses in the U.K. and India which creates a significant difference between our effective tax rate and our statutory tax rate. Also, due to the Company’s intent to focus only on its core markets in North America, the U.K. and India, during fiscal year 2006 we recorded a $1.8 million tax expense due to the reversal of certain foreign tax credits we no longer expected to utilize.

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of

March 31, 2008, the remaining valuation allowance against deferred tax assets was $9.0 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards. In May 2008, we received a letter from the U.K. tax authorities confirming a correction to the tax return on the status of our losses for fiscal years ended March 31, 2002 and 2003. Based on this determination, we will reverse a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009.

On April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Unrecognized tax benefits as of the adoption of FIN 48 were approximately $1.4 million, of which $1.2 million would affect the effective tax rate if recognized. Unrecognized tax benefits as of March 31, 2008 were approximately $1.3 million, of which $1.1 million would affect the effective tax rate if recognized. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We do not expect the total amount of unrecognized tax benefits as of March 31, 2008 to change significantly in the next twelve months. Reserves for interest and penalties are not material. We file income tax returns in the U.S. at the federal level as well as in various state and foreign jurisdictions. We are no longer subject to U.S. federal or U.K. income tax examinations by tax authorities for years before fiscal year 2002, and are no longer subject to state and local tax examinations by tax authorities for years before fiscal year 2000.

We have several income tax audits pending, including a current examination of our federal returns for fiscal years 2006 and 2007, and while the final resolution is uncertain, in the opinion of our management, the ultimate disposition of the audits will not have a material adverse effect on our financial position, liquidity or results of operation.

Discontinued Operations

In March 2006, the Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell the portions of our international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the periods presented. All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform to this presentation to allow for meaningful comparison. On July 19, 2006, we signed a definitive agreement to sell our consulting operations reported as discontinued operations. The transaction closed on July 31, 2006. We recorded a net gain from the sale, net of an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold.

Under the terms of the agreement, we had the opportunity to earn up to an additional $7.0 million in cash if the consulting units sold by the Company achieved certain revenue objectives during the first 18 months following the closing date of the transaction. During the fourth quarter of fiscal year 2008, we recorded a gain from the sale and received a cash payment of $7.0 million related to the achievement of these revenue objectives. In addition, we recorded income from discontinued operations of $3.9 million due to the reversal on a portion of the Spanish tax indemnification obligation accrual as a result of the favorable ruling by the Spanish tax authorities of a portion of assessments being appealed. Refer to Note (4) to the Consolidated Financial Statements for a summary of the components of the operating results of discontinued operations in the fiscal years ended March 31, 2006, 2007 and 2008 as well as further discussion of the Spanish tax indemnification obligation.

Liquidity and Capital Resources

The following table describes our liquidity and financial position on March 31, 2007 and 2008:

	March 31,
	2007	2008
	(In millions)

Working capital(1)	$81.9	$55.5
Cash and cash equivalents(1)	84.1	53.3
Restricted cash	6.1	7.3
Unutilized bank credit facilities	7.5	17.5
Stockholders’ equity(1)	$95.9	$74.9

(1)	We repurchased 3.3 million and 6.3 million shares of treasury stock during fiscal years 2007 and 2008, respectively, for an aggregate cost of $37.5 million and $50.9 million, respectively.

Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations, proceeds received upon the exercise of stock options by our employees and in fiscal years 2007 and 2008, proceeds from the sale of portions of our international operations reported as discontinued operations. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and Common Stock dividend requirements at least through fiscal year 2009.

Our cash is invested in highly-liquid, short-term investments with little, to no principal risk. These investments must be rated either AAA or A1/P1 by Standard & Poors, Moody’s or Fitch, Inc. We have not invested in auction-rate securities since the first quarter of fiscal year 2006. During fiscal years 2007 and 2008, we did not invest in nonconsolidated conduits, collateralized debt obligations or auction-rate securities and do not have any plans to invest in such investments in the foreseeable future.

Our Board declared the following annual cash dividends during the fiscal years ended March 31, 2007 and 2008, respectively:

	2007	2008

Declaration date	November 7, 2006	November 6, 2007
Per share dividend	$0.30	$0.35
Record date	November 22, 2006	November 20, 2007
Total amount (in thousands)	$9,700	$10,748
Payment date	December 8, 2006	December 6, 2007

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (the “Bank”) under which we may borrow up to $20.0 million. The line of credit was amended and restated on July 31, 2007 and modified on March 31, 2008 to increase the line of credit from $10.0 million to $20.0 million, grant the lender a security interest in the Company’s assets and amend certain financial covenants to allow for the modified “Dutch Auction” tender offer completed in March 2008. Under the new credit agreement, the Company is required to adhere to financial covenants including a minimum tangible net worth of $30.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments cannot exceed $17.5 million in a trailing twelve calendar month period and the annual purchase, retirement or redemption of Company stock cannot exceed the defined maximum amounts associated with the time periods defined in the agreement. The Company must also maintain $10.0 million in its money market account pledged to the Bank under the terms of the agreement. The annual interest rate under the new agreement is based on the prime rate or LIBOR plus the applicable margin for each as defined in the agreement. We agreed to pay a commitment fee to the Bank equal to one-quarter of one percent per year on the unused credit facility from September 1, 2008 through the termination date of the agreement. The new credit agreement expires July 31, 2009 and we expect to renew the line of credit under similar terms at that time. The line of credit is reduced, as necessary, to account for letters of credit outstanding issued by the Bank that secure the Company’s office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations. These letters of credit cannot exceed $4.0 million. As of March 31, 2008, these letters of credit totaled $2.5 million. As of March 31, 2008, there were no outstanding borrowings and we had approximately $17.5 million available under this line of credit. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

Cash Flows from Operating Activities

During the fiscal year ended March 31, 2008, net cash provided by operating activities was $26.0 million. This primarily resulted from the following activities (amounts in millions):

Fiscal Year Ended
March 31, 2008

Net income	$21.1
Non-cash charges(1)	19.9
Gain on disposal of discontinued operations(2)	(7.0)
Deferred income taxes(3)	(0.3)
Excess tax benefits from employee stock plans(4)	(1.2)
Total increases in cash flows from operating activities due to changes in assets and liabilities(5)	2.5
Total decreases in cash flows from operating activities due to changes in assets and liabilities(6)	(9.0)

Net cash provided by operating activities	$26.0

(1)	Total non-cash items aggregating $19.9 million were added to net income of $21.1 million to arrive at net cash provided by operating activities. These non-cash items are summarized as follows (in millions):

Fiscal Year Ended
March 31, 2008

Stock-based compensation	$18.4
Depreciation and amortization	1.5

Total non-cash items	$19.9

(2)	A net gain on the sale of discontinued operations before income taxes as a result of a cash payment of $7.0 million was excluded from net income of $21.1 million to arrive at net cash provided by operating activities.

(3)	Deferred income taxes increased $0.3 million during fiscal year 2008. This change was excluded from net income of $21.1 million to arrive at cash flows from operations.

(4)	Excess tax benefits from employee stock plans was $1.2 million and was excluded from net income of $21.1 million to arrive at net cash provided by operating activities.

(5)	The total increase in cash flows from operating activities due to changes in assets and liabilities was $2.5 million. The increase was primarily the result of a decrease in accounts receivable and an increase in accounts payable. The increases are summarized as follows (in millions):

Fiscal Year Ended
March 31, 2008

Accounts receivable	$1.7
Accounts payable	0.7
Prepaid expenses and other	0.1

Total increases in cash flows from operating activities due to changes in assets and liabilities	$2.5

(6)	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $9.0 million. The decrease was primarily the result of a decrease in other assets and liabilities primarily related to the reduction of the Spanish tax indemnification obligation as described in “Contingencies” below. The decrease was also due to a decrease in accrued compensation related to the payment of $7.9 million of annual variable compensation expense related to the prior fiscal year offset by $4.6 million of variable compensation accrued during the fiscal year 2008. The decreases are summarized as follows (in millions):

Fiscal Year Ended
March 31, 2008

Other assets and liabilities	$(4.8)
Accrued compensation	(3.3)
Income taxes payable	(0.4)
Deferred revenue	(0.3)
Restructuring accrual	(0.2)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(9.0)

Our billings for the three and twelve months ended March 31, 2008 totaled $47.2 million and $207.1 million, respectively, compared to $48.7 million and $192.1 million for the three and twelve months ended March 31, 2007, respectively. The changes in billings are due to fluctuations in revenue and reimbursable expenses resulting from revenue generating projects. These amounts include value added tax (“VAT”) (which are not included in net revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $13.9 million at March 31, 2008 represented 26 days of billings for the quarter ended March 31, 2008. At March 31, 2007, the gross receivable balance was $15.5 million which represented 29 days of billings for the quarter ended March 31, 2007. The decrease in accounts receivable at March 31, 2008 as compared to March 31, 2007 was principally due to the timing of client payments. The decrease in days of billings in accounts receivable was primarily due to the timing of client billings and payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, it is not indicative of a trend in the business.

Contractual Obligations

At March 31, 2008, we had the following contractual obligations (amounts in thousands):

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$2,817	$2,053	$63	$—	$4,933
Cash outlays for restructuring and other related activities(1)	220	119	—	—	339
Purchase obligations(2)	1,993	353	75	—	2,421
Other long-term liabilities(3)(4)	—	—	—	450	450

Total	$5,030	$2,525	$138	$450	$8,143

(1)	Cash outlays for restructuring and other related activities include minimum future lease and related payments for excess facilities.

(2)	Purchase obligations represent minimum commitments due to third parties, including IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at March 31, 2008.

(3)	The $0.5 million long-term liability related to the net tax indemnification obligation as discussed in “Contingencies” below is reflected on our consolidated balance sheet under GAAP.

(4)	The table excludes our liability for uncertain tax positions, which totaled $1.3 million as of March 31, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective tax authorities.

Contingencies

From time to time, we undergo various tax examinations and audits related to our holding company and its subsidiaries. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 we provided a bank guarantee in the amount of 4.3 million Euros with the Spanish taxing authority in order to appeal such authority’s assessment. The bank guarantee is secured by $7.3 million, classified as restricted cash, as of March 31, 2008. The Spanish subsidiary was sold as part of the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, we agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. At the time of the transaction, such settlement was not expected before a period of approximately eight years.

During fiscal year 2008, the Spanish tax authorities ruled in our favor on a portion of the assessments that were being appealed. Because the remaining assessments that are still under appeal are based on the same merits, we believe that the tax authorities will rule in our favor for the remaining assessments. As a result, we reversed $3.9 million related to the assessments during fiscal year 2008. This is reflected in income from discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss). Approximately one half of the bank guarantee is expected to be released within one to two years. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.9 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors and based upon guidance set forth in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”). We held shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, we no longer expect to recover and intend to release the portion of the escrow shares related to this tax indemnification obligation.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.

Cash Flows from Investing Activities

Cash provided by investing activities was $3.8 million for fiscal year 2008 primary as a result of the net proceeds received from the sale of discontinued operations of $7.0 million, offset by capital expenditures of $3.1 million, which primarily related to purchases of computer hardware and capitalized labor costs for the customization of internal use software.

Cash Flows from Financing Activities

Cash used in financing activities was $60.8 million for fiscal year 2008 resulting from the repurchase of Diamond Common Stock totaling $52.1 million, a Common Stock annual cash dividend distribution of $10.7 million, and payment of employee withholding taxes from equity transactions of $3.4 million. These were offset by $4.3 million in proceeds from option exercises and the issuance of Common Stock in connection with the Employee Stock Purchase Plan and $1.2 million of tax benefits for stock-based compensation credited to additional paid-in capital.

In February 2008, we completed a modified “Dutch Auction” tender offer and purchased 2.6 million shares of our Common Stock at a purchase price of $6.24 per share, for a cost of $16.5 million. The purchase price includes costs we recorded for advisory and agent fees related to the tender offer.

Treasury Stock Transactions

The Board has authorized, from time to time, the repurchase of our Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the fiscal year ended March 31, 2008, we repurchased 6.3 million shares at an average price of $8.09, resulting in an aggregate cost of $50.9 million. During the period beginning with the inception of the Buy-back Program in October 1998 through March 31, 2008, the number of shares repurchased under the current and prior authorizations was 19.9 million shares at an aggregate cost of $215.4 million and an average price of $10.80 per share. As of March 31, 2008, the amount available for repurchase under the Buy-back Program was $40.1 million.

The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal year 2005 to issue treasury shares whenever shares are issued under its equity incentive plans. During the fiscal year ended March 31, 2008, the Company issued 1.7 million treasury shares related to RSU vestings, stock option and SAR exercises, ESPP purchases and restricted stock grants.

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

Interest Rate Risk

The Company invests its cash in highly liquid investments with original maturities of three months or less as well as in other short-term debt instruments. The interest rate risk associated with our investing activities at March 31, 2008 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments in fiscal year 2008 to alter the interest rate characteristics of our investment holdings.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in the consolidated financial statements and schedules set forth in Item 15(a) under the captions “Financial Statements and Schedules” as a part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

(i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2008, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of March 31, 2008. KPMG LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

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

The Stockholders and Board of Directors Diamond Management & Technology Consultants, Inc.:

We have audited Diamond Management & Technology Consultants, Inc.’s (the Company) internal control over financial reporting as of March 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Diamond Management & Technology Consultants, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008 based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Management & Technology Consultants, Inc. as of March 31, 2007 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2008, and our report dated June 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Chicago, Illinois
June 10, 2008

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

Information with respect to Directors of the Company will be set forth in the Proxy Statement under the headings “The Board of Directors and its Committees” and “Election of Directors,” which information is incorporated herein by reference, or in an amendment to this Form 10-K. Information regarding the executive officers of the Company is included in Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

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

Information with respect to executive compensation will be set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about the Company’s equity incentive plans as of March 31, 2008:

	Number of				Number of securities
	securities to be				remaining available for
	issued upon		Weighted-average		future issuance under
	exercise of		exercise price of		equity compensation
	outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected in
Plan Category	and rights		and rights		column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	7,001,690	(1)	$10.63	(2)	19,537,777	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	7,001,690				19,537,777

(1)	Includes 3,679,376 shares issuable upon vesting of outstanding stock awards and 1,987,305 stock-settled stock appreciation rights (“SARs”).

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding stock awards which have no exercise price.

(3)	Includes 1,069,182 shares available for future issuance under the Company’s Employee Stock Purchase Plan.

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

Item 14.	Principal Accounting Fees and Services

Information with respect to principal accountant fees and services will be set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

(2) see (a) (1) above

(3) see (b) below

(b) Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated, exhibits which were previously filed are incorporated herein by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
No.	Description

3.1	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.1	Stock Purchase Agreement dated July 19, 2006 by and between DiamondCluster International B.V. and Mercer Management Consulting, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.2	Employment Agreement between each of the Executive Officers and the Company (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 (File No. 000-22125) and incorporated herein by reference).
10.3	Partners’ Operating Agreement dated as of April 1, 2007 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 (File No. 000-22125) and incorporated herein by reference).

Exhibit
No.		Description

10.4		Amended and Restated 1998 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.5		Form of Notices of Grant and Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2007 (File No. 000-22125) and incorporated herein by reference).
10.6		Form of Notices of Grant and Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2005 (File No. 000-22125) and incorporated herein by reference).
10	.7*	2000 Stock Option Plan, as amended June 4, 2008 (originally filed as Exhibit 4.4 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-47830) filed November 29, 2000).
10.8		Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64278) filed June 29, 2001 and incorporated herein by reference).
10.9		Summary of Outside Director Board Compensation (disclosed on page 5 of the Company’s Definitive Proxy Statement on Schedule 14A filed July 31, 2007 (File No. 000-22125) and incorporated herein by reference).
10	.10*	Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, N.A. dated July 31, 2007.
10	.11*	First Modification Agreement (to that certain Amended and Restated Credit Agreement dated July 31, 2007) among the Company, JP Morgan Chase Bank, N.A., and certain of the Company’s subsidiaries dated March 31, 2008.
14	*	Code of Business Conduct and Ethics and Supplemental Code of Ethics for Senior Financial Officers.
21	*	Subsidiaries of the Company.
23	*	Consent of Independent Registered Public Accounting Firm.
24	*	Power of Attorney (included on signature page).
31	.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Management & Technology Consultants, Inc.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: June 10, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam J. Gutstein, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam J. Gutstein Adam J. Gutstein	President and Chief Executive Officer (Principal Executive Officer); Director	June 10, 2008

/s/ Karl E. Bupp Karl E. Bupp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 10, 2008

/s/ John J. Sviokla John J. Sviokla	Vice Chairman and Director	June 10, 2008

/s/ Edward R. Anderson Edward R. Anderson	Director	June 10, 2008

/s/ Melvyn E. Bergstein Melvyn E. Bergstein	Director	June 10, 2008

/s/ Donald R. Caldwell Donald R. Caldwell	Director	June 10, 2008

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director	June 10, 2008

Signature	Title	Date

/s/ Michael H. Moskow Michael H. Moskow	Director	June 10, 2008

/s/ Javier Rubio Javier Rubio	Director	June 10, 2008

/s/ Pauline A. Schneider Pauline A. Schneider	Director	June 10, 2008

/s/ Samuel K. Skinner Samuel K. Skinner	Director	June 10, 2008

/s/ Arnold R. Weber Arnold R. Weber	Director	June 10, 2008

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.:

We have audited the accompanying consolidated balance sheets of Diamond Management & Technology Consultants, Inc. and subsidiaries (the Company) as of March 31, 2007 and 2008 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Management & Technology Consultants, Inc. and subsidiaries as of March 31, 2007 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As described in Note 15 of the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Diamond Management & Technology Consultants, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
June 10, 2008

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2007 and 2008

	2007	2008
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$84,125	$53,267
Accounts receivable, net of allowance of $573 and $695 as of March 31, 2007 and 2008, respectively	14,883	13,215
Income taxes receivable	—	256
Deferred tax asset — current portion	865	1,236
Prepaid expenses	2,064	1,970
Other current assets	1,269	1,276

Total current assets	103,206	71,220
Restricted cash	6,095	7,338
Computers, equipment, leasehold improvements and software, net	2,750	4,572
Deferred tax asset — long-term portion	7,826	7,710
Other assets	998	1,555

Total assets	$120,875	$92,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656	$2,416
Share repurchase payable	1,172	—
Accrued compensation	7,916	4,648
Deferred revenue	1,430	1,092
Income taxes payable — current portion	1,743	—
Other accrued liabilities	7,384	7,532

Total current liabilities	21,301	15,688
Restructuring accrual — long-term portion	340	119
Accrued income tax liabilities — long-term portion	—	1,286
Net tax indemnification obligation	3,307	450

Total liabilities	24,948	17,543

Commitments and contingencies Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 40,023 and 40,024 shares issued as of March 31, 2007 and 2008, respectively	40	40
Additional paid-in capital	627,599	622,849
Accumulated other comprehensive loss	(2,771)	(2,748)
Accumulated deficit	(435,177)	(424,831)

	189,691	195,310
Less Common Stock in treasury, at cost, 8,325 and 12,936 shares held at March 31, 2007 and 2008, respectively	93,764	120,458

Total stockholders’ equity	95,927	74,852

Total liabilities and stockholders’ equity	$120,875	$92,395

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Fiscal years ended March 31, 2006, 2007 and 2008

	2006	2007	2008
	(In thousands, except per share data)

Revenue:
Net revenue	$145,224	$168,699	$182,288
Reimbursable expenses	18,444	21,574	22,768

Total revenue	163,668	190,273	205,056
Project personnel expenses:
Project personnel costs before reimbursable expenses	99,111	118,596	125,772
Reimbursable expenses	18,444	21,574	22,768

Total project personnel expenses	117,555	140,170	148,540

Gross margin	46,113	50,103	56,516

Other operating expenses:
Professional development and recruiting	6,689	8,838	9,420
Marketing and sales	3,522	3,766	4,451
Management and administrative support	25,328	27,499	26,947
Restructuring charges (recovery)	400	(24)	—

Total other operating expenses	35,939	40,079	40,818

Income from operations	10,174	10,024	15,698
Interest income	2,959	4,301	3,323
Interest expense	(91)	(63)	(93)
Other income (expense), net	102	(139)	180

Total other income, net	2,970	4,099	3,410
Income from continuing operations before income taxes	13,144	14,123	19,108
Income tax expense	11,151	6,908	8,873

Income from continuing operations after income taxes	1,993	7,215	10,235
Discontinued operations:
Gain on disposal of discontinued operations, including income tax benefit of $574 and $0 for the fiscal years ended March 31, 2007 and 2008, respectively	—	22,932	7,000
Income (loss) from discontinued operations, net of income taxes	(12,577)	1,254	3,859

Discontinued operations, net of income taxes	(12,577)	24,186	10,859
Net income (loss)	(10,584)	31,401	21,094
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period	(172)	890	27
Less: reclassification adjustment for foreign currency translation realized from the sale of discontinued operations	—	(6,065)	—

Total foreign currency translation adjustments	(172)	(5,175)	27
Unrealized loss on investment	(15)	(69)	(4)

Comprehensive income (loss)	$(10,771)	$26,157	$21,117

Basic income (loss) per share of Common Stock:
Income from continuing operations	$0.06	$0.23	$0.34
Income (loss) from discontinued operations	(0.38)	0.76	0.36

Net income (loss)	$(0.32)	$0.98	$0.70

Diluted income (loss) per share of Common Stock:
Income from continuing operations	$0.06	$0.21	$0.33
Income (loss) from discontinued operations	(0.36)	0.71	0.34

Net income (loss)	$(0.31)	$0.92	$0.67

Shares used in computing basic income (loss) per share of Common Stock	32,963	31,951	30,200
Shares used in computing diluted income (loss) per share of Common Stock	34,682	34,076	31,492

The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	2006	2007	2008

Project personnel costs before reimbursable expenses	$9,203	$11,318	$15,059
Professional development and recruiting	67	101	124
Marketing and sales	385	345	332
Management and administrative support	2,219	2,925	2,841

SBC included in income from continuing operations	11,874	14,689	18,356
SBC included in income (loss) from discontinued operations	3,211	527	—

	15,085	15,216	18,356
SBC recorded against the gain on disposal of discontinued operations	—	1,379	—

Total SBC	$15,085	$16,595	$18,356

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal years ended March 31, 2006, 2007 and 2008

						Accumulated
		Additional				Other	Total
	Common	Paid-in	Stock-based	Accumulated	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Compensation	Deficit	Stock	Income (Loss)	Equity
	(In thousands)

Balance at March 31, 2005	$40	$639,795	$(2,174)	$(446,294)	$(76,082)	$2,660	$117,945
Issuance, forfeiture and cancellation of stock	1	—	—	—	—	—	1
Reclassification of stock-based compensation	—	(2,174)	2,174	—	—	—	—
Stock-based compensation	—	15,085	—	—	—	—	15,085
Stock-based compensation related to restructuring charges	—	606	—	—	—	—	606
Exercise of stock options	1	4,914	—	—	—	—	4,915
Shares withheld for taxes		(2,965)					(2,965)
Issuance of treasury stock under equity incentive plans	(2)	(32,910)	—	—	32,912	—	—
Income tax expense related to stock-based compensation, net of adjustments	—	(307)	—	—	—	—	(307)
Purchase of treasury stock	—	—	—	—	(34,337)	—	(34,337)
Employee stock purchase plan	—	1,716	—	—	—	—	1,716
Unrealized loss on investment	—	—	—	—	—	(15)	(15)
Translation adjustment	—	—	—	—	—	(172)	(172)
Net loss	—	—	—	(10,584)	—	—	(10,584)

Balance at March 31, 2006	$40	$623,760	$—	$(456,878)	$(77,507)	$2,473	$91,888
Issuance, forfeiture and cancellation of stock	1	—	—	—	—	—	1
Stock-based compensation	—	16,595	—	—	—	—	16,595
Tender offer cash settlements for employee stock options	—	(1,805)	—	—	—	—	(1,805)
Exercise of stock options	1	9,819	—	—	—	—	9,820
Shares withheld for taxes		(4,990)					(4,990)
Issuance of treasury stock under equity incentive plans	(2)	(21,208)	—	—	21,208	—	(2)
Income tax expense related to stock-based compensation, net of adjustments	—	3,459	—	—	—	—	3,459
Purchase of treasury stock	—	—	—	—	(37,465)	—	(37,465)
Employee stock purchase plan	—	1,969	—	—	—	—	1,969
Unrealized loss on investment	—	—	—	—	—	(69)	(69)
Translation adjustment	—	—	—	—	—	(5,175)	(5,175)
Dividend paid on Common Stock, $0.30 per share	—	—	—	(9,700)	—	—	(9,700)
Net income	—	—	—	31,401	—	—	31,401

Balance at March 31, 2007	$40	$627,599	$—	$(435,177)	$(93,764)	$(2,771)	$95,927
Issuance, forfeiture and cancellation of stock	1	—	—	—	—	—	1
Stock-based compensation	—	18,356	—	—	—	—	18,356
Exercise of stock options	—	2,132	—	—	—	—	2,132
Shares withheld for taxes	—	(3,436)	—	—	—	—	(3,436)
Issuance of treasury stock under equity incentive plans	(1)	(24,243)	—	—	24,243	—	(1)
Income tax expense related to stock-based compensation, net of adjustments	—	281	—	—	—	—	281
Purchase of treasury stock	—	—	—	—	(50,937)	—	(50,937)
Employee stock purchase plan	—	2,160	—	—	—	—	2,160
Unrealized loss on investment	—	—	—	—	—	(4)	(4)
Translation adjustment	—	—	—	—	—	27	27
Dividend paid on Common Stock, $0.35 per share	—	—	—	(10,748)	—	—	(10,748)
Net income	—	—	—	21,094	—	—	21,094

Balance at March 31, 2008	$40	$622,849	$—	$(424,831)	$(120,458)	$(2,748)	$74,852

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
Fiscal Years ended March 31, 2006, 2007 and 2008

	2006	2007	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(10,584)	$31,401	$21,094
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Restructuring charges (recovery)	9,069	(478)	—
Depreciation and amortization	2,744	1,754	1,550
Stock-based compensation	15,085	15,216	18,356
Gain on sale of discontinued operations	—	(22,358)	(7,000)
Deferred income taxes	10,008	757	(254)
Excess tax benefits from employee stock plans	(91)	(4,387)	(1,220)
Changes in assets and liabilities:
Accounts receivable	(6,792)	(8,395)	1,742
Prepaid expenses and other	(264)	154	89
Accounts payable	263	(1,088)	693
Accrued compensation	(354)	3,638	(3,261)
Restructuring accrual	(7,805)	(1,309)	(221)
Deferred revenue	(130)	306	(339)
Income taxes payable	891	5,265	(429)
Other assets and liabilities	(382)	1,746	(4,799)

Net cash provided by operating activities	11,658	22,222	26,001

Cash flows from investing activities:
Increase in restricted cash	(5,493)	(602)	(132)
Net redemptions of short-term investments	55,975	—	—
Net proceeds from sale of discontinued operations	—	29,462	7,000
Capital expenditures, net	(1,580)	(2,902)	(3,066)
Other assets	60	227	44

Net cash provided by investing activities	48,962	26,185	3,846

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	6,732	11,685	4,292
Payment of employee withholding taxes from equity transactions	(2,965)	(4,990)	(3,436)
Tender offer cash settlements for employee stock options	—	(1,805)	—
Common stock cash dividends	—	(9,700)	(10,748)
Excess tax benefits from employee stock plans	91	4,387	1,220
Purchase of treasury stock	(34,337)	(36,293)	(52,110)

Net cash used in financing activities	(30,479)	(36,716)	(60,782)

Effect of exchange rate changes on cash	(188)	211	77

Net increase (decrease) in cash and cash equivalents	29,953	11,902	(30,858)
Cash and cash equivalents at beginning of year(2)	42,270	72,223	84,125

Cash and cash equivalents at end of year(2)	$72,223	$84,125	$53,267

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$55	$12	$9
Cash paid during the year for income taxes	1,379	808	9,530
Non-cash financing activities:
Treasury stock repurchase obligation	$—	$1,172	$—
Reclassification of stock-based compensation balance to additional paid-in capital	2,174	—	—

(1)	The Consolidated Statements of Cash Flows is prepared on a combined basis and the reported results include both continuing and discontinued operations for the fiscal years ended March 31, 2006, 2007 and 2008.

(2)	Cash and cash equivalents includes $2,324 of cash and cash equivalents classified as discontinued operations as of March 31, 2006.

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

In March 2006, the Company’s Board of Directors (“Board”) approved a strategy to focus the Company on its markets in North America, the United Kingdom (“U.K.”) and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, and as a result these are reported as “discontinued operations” in the financial statements and related notes. North America, the U.K. and India are considered “continuing operations.” All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) was reclassified to conform to this presentation to allow for meaningful comparison. The Consolidated Statement of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

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

During the fiscal year ended March 31, 2008, the Company generated net revenue of $182.3 million from 109 clients. At March 31, 2008, the Company employed 510 consultants and 116 operations employees. The Company’s operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

Reclassification and Other

Certain amounts reported in previous fiscal years have been reclassified to conform to the fiscal year 2008 presentation. Excess tax benefit deficiencies realized on employee equity awards have been reclassified to be reflected as a component of “income taxes payable” in cash flows from operating activities in the Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2006 and 2007 to conform to current presentation. These amounts were previously netted with excess tax benefits realized on employee equity awards and reflected as a component of “excess tax benefits from employee stock plans” in cash flows from financing activities. In addition, cash outflows related to the excess tax benefits from employee stock plans have also been reclassified to be reported separately as a component of cash flows from operating activities. These amounts were previously reported as a component of “income taxes payable.”

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value associated with shares withheld for option exercise price reported in the Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2006 and 2007 has been reclassified to net with “stock option and employee stock purchase plan proceeds” to conform to current presentation. These amounts were previously reported separately as “shares withheld for option exercise price.” In January 2008, the Company changed its method of accounting for payroll taxes from an expense equalization methodology to expense payroll taxes as incurred. The change had no material impact on the Company’s overall results of operations or financial position for quarterly or annual comparison purposes.

Foreign Currency Translation

All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. Foreign currency transaction gains (losses) were $102 thousand, ($139 thousand) and $168 thousand for fiscal years 2006, 2007 and 2008, respectively.

Revenue Recognition

The Company earns revenue from a range of consulting services, including helping organizations worldwide to develop and implement growth strategies, improve operations, and capitalize on technology. Total revenues are comprised of professional fees for services rendered to clients plus reimbursement of out-of-pocket expenses and exclude applicable taxes. The Company bills clients for services and expenses incurred either monthly or semi-monthly in accordance with the terms of the client engagement agreement. Prior to the commencement of a client engagement, the Company and the client agree on fees for services based upon the scope of the project, staffing requirements and the level of client involvement. Revenue is recognized over the term of the client engagement based on the proportion of services performed by each member of the engagement team during the period relative to the estimated total effort required to perform the project. Unbilled receivables represent revenues earned for services performed that have not been billed as of the balance sheet date.

Allowance for Doubtful Accounts and Deferred Revenue

Management makes estimates of the amount of billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers the Company’s overall experience with estimating uncollectible amounts. As of March 31, 2008, the accounts receivable balance was $13.2 million, including unbilled accounts receivable of $3.7 million, and net of allowance for doubtful accounts of $0.7 million. Unbilled accounts receivable are typically billed the following month.

Provisions are also made for estimated costs to be incurred subsequent to targeted project completion. These provisions are estimated based principally on historical experience and a review of projects in progress and are reflected, net of actual costs incurred on completed projects, in deferred revenue. Although from time to time the Company has been required to make revisions to clients’ estimated deliverables, to date there have been no such revisions that have had a material effect on the Company’s operating results. The deferred revenue balance was $1.1 million as of March 31, 2008. The balance was primarily comprised of the estimated gross amount of services to be rendered subsequent to the targeted completion date as well as prepaid client fees related to consulting services that the Company expects to earn in future periods.

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

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which a company receives services from employees in share-based payment transactions. SFAS No. 123R requires companies to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

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

The adoption of SFAS No. 123R did not affect the Company’s financial position or have more than a minimal impact on reported income and earnings per share because the Company adopted SFAS No. 123 on April 1, 2003. SFAS No. 123R requires that stock-based compensation be amortized over the period from the grant date to the date an employee is eligible for retirement, when the equity awards would be vested upon retirement. The Company has been amortizing these awards over the normal vesting period stated in the notice of grant under SFAS No. 123 for awards granted prior to April 1, 2005. Had the Company followed the amortization method outlined in SFAS No. 123R for awards granted prior to the adoption of SFAS No. 123R, stock-based compensation in fiscal year 2006 would have been approximately $0.4 million higher.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds.

Restricted Cash

Restricted cash consists of cash deposited in a bank account in support of a bank guarantee that resulted from a tax inspection of a former Spanish subsidiary in order to appeal the Spanish tax authority’s assessment. The classification of restricted cash as non-current is determined based on the terms of the guarantee.

Short-term Investments

The Company has previously invested in marketable securities and classified the securities as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, available-for-sale marketable securities are stated at market prices, with the unrealized gain or loss, less applicable deferred income taxes, reported as a component of comprehensive

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) and accumulated as a separate component of stockholders’ equity. Any realized gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. The Company’s investments in publicly held companies are generally considered impaired when the fair value of an investment as measured by quoted market price is less than its carrying value and such a decline is not considered temporary.

The Company has not invested in auction-rate securities since the first quarter of fiscal year 2006.

Long-Lived Assets

Computers and equipment, leasehold improvements and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of assets, which range from eighteen months to five years for computers and equipment, the lesser of the lease term or the life of the asset (generally five years) for leasehold improvements and three to five years for software. When an asset is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Costs Incurred to Develop Software for Internal Use

The Company accounts for costs related to internal use software in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, the Company capitalizes certain internal and external costs, which are comprised of employee salaries and third-party consulting fees incurred during the application development stage of the project, to develop and implement the internal-use software. Such capitalized costs are amortized over the five year estimated life of the software using the straight-line method once the software is placed into service.

Other Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of the related tax effect, and cumulative foreign currency translation adjustments.

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, investments and accounts receivable. The Company places its cash balances with reputable financial institutions and invests in instruments issued by highly rated institutions. Cash equivalents are stated at cost, which approximates fair value, and investments are carried at fair value. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had one client that accounted for 13% of revenue for the fiscal years ended March 31, 2006 and 2007 and one client that accounted for 12% of revenue for the fiscal year ended March 31, 2008. The Company did not have any clients with an outstanding balance that accounted for more than 10% of accounts receivable as of March 31, 2007 and had one client that had an outstanding balance of 11% of accounts receivable as of March 31, 2008.

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

Taxes Remitted to Government Authorities

The Company collects various value added taxes on consulting services, which are accounted for on a net basis. The Company adopted Emerging Issues Task Force (“EITF”) No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) on January 1, 2007, the required effective date. The adoption of EITF 06-3 did not have an effect on the Company’s financial condition or results of operations.

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

On July 19, 2006, the Company signed a definitive agreement to sell its consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo (the “transaction”). The transaction closed on July 31, 2006, at which time the buyer acquired the stock of five of the Company’s subsidiaries in France, Germany, Spain, Brazil, and the United Arab Emirates in a stock sale for approximately $29.5 million in cash. The Company recorded a gain from the sale, including an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold. As a result of the transaction, the accumulated foreign currency translation adjustments in the amount of $6.1 million were realized in income and were reflected as a reclassification adjustment in other comprehensive income. Under the terms of the agreement, the Company had the opportunity to earn up to an additional $7.0 million in cash if the consulting units sold by the Company achieved certain revenue objectives during the first 18 months following the closing date of the transaction. During the fourth quarter of fiscal year 2008, the Company received a cash payment of $7.0 million related to the achievement of these revenue objectives, which is reflected as a gain on disposal of discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss).

As part of the transaction, 146 consulting professionals and 57 operations staff of the Company became employees of the buyer. Additionally, on August 1, 2006 the Company changed its name to “Diamond Management & Technology Consultants, Inc.” and began marketing itself under the brand “Diamond.” The Company continues to trade under the symbol “DTPI” on the NASDAQ Global Select Market.

All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) were reclassified in accordance with the reporting requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Consolidated Statement of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented.

The restructuring liability associated with the discontinued operations was $4.1 million as of September 30, 2006. As a result of the sale, the Company’s restructuring liability as of March 31, 2008 is $0.3 million and relates only to the continuing operations of the business.

A subsidiary holding company of the Company had a deferred tax asset of $19.5 million in Spain due to net operating losses generated from the write down of the investment in subsidiaries. There was also a full valuation allowance against that deferred tax asset. The tax gain realized of $12.4 million by the subsidiary holding company as a result of the transaction was offset by the deferred tax asset, with a corresponding reduction in the valuation allowance. As a result, there was minimal tax impact related to the transaction, including the future payments related to the transaction.

As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold in connection with the July 31, 2006 sale transaction and in accordance with the terms of the sale transaction, the Company agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. At the time of the transaction, such settlement was not expected before a period of approximately eight years.

During fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. Because the remaining assessments that are still under appeal are based on the same merits, the Company believes that the tax authorities will rule in favor of the Company for the remaining assessments. As a result, $3.9 million was reversed related to the assessments during fiscal year 2008 which is reflected in income from discontinued operations on the Consolidated Statements of

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations and Comprehensive Income (Loss). For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.9 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The Company held shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, the Company no longer expects to recover and intends to release the portion of the escrow shares related to this tax indemnification obligation.

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Fiscal Year Ended March 31,
	2006	2007	2008

Net revenue	$54,666	$22,339	$—
Total revenue	63,495	25,757	—
Gross margin	12,525	4,077	2,864
Income (loss) from discontinued operations	(10,994)	(132)	3,481
Other income	150	1,213	—
Income (loss) from discontinued operations before income taxes	(11,144)	1,081	3,481
Income tax expense (benefit)	1,433	(173)	(378)
Income (loss) from discontinued operations (net of income taxes)	(12,577)	1,254	3,859
Net gain on disposal of discontinued operations (net of income taxes)	—	22,932	7,000

The operating results of discontinued operations for the fiscal year ended March 31, 2008 relates to the reversal of the assessments made by the Spanish tax authorities as described above. The Company recorded the reversal of the non-income tax accruals and related expense within the same financial statement line items in which they were originally recorded.

(5)	Geographic Data

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data for the geographic regions in which the Company operates is presented below for the periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the Consolidated Balance Sheets (in thousands):

	2006	2007	2008

Net revenue:
North America	$137,502	$155,948	$166,497
United Kingdom and India	7,722	12,751	15,791

Total net revenue	$145,224	$168,699	$182,288

Long-lived assets (as of March 31):
North America		$3,625	$5,264
United Kingdom and India		123	863

Total long-lived assets		$3,748	$6,127

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had one client that accounted for 13% of revenues for the fiscal years ended March 31, 2006 and 2007 and 12% of revenues for the fiscal year ended March 31, 2008.

(6)	Restricted Cash

The Company initially deposited $5.5 million in a U.S. dollar bank account during the fourth quarter of fiscal year 2006 in support of the bank guarantee of 4.3 million Euros, described in Note (4) above. Based upon the terms of the restrictions of the use of the pledged cash, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets as of March 31, 2007 and 2008. In January 2007, the bank account was changed to be denominated in Euros. Restricted cash totaled $6.1 million and $7.3 million at March 31, 2007 and 2008, respectively. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the appealed tax inspection are settled (see further discussion in Note (4) above). The $1.2 million increase in restricted cash during the fiscal year ended March 31, 2008 is related to foreign exchange fluctuation and interest income.

7)	Computers, Equipment, Leasehold Improvements and Software, Net

Computers, equipment, leasehold improvements and software, net at March 31, 2007 and 2008 are summarized as follows (amounts in thousands):

	2007	2008

Computers and equipment	$5,079	$5,459
Leasehold improvements	4,894	5,258
Software	5,682	7,468

	15,655	18,185
Less accumulated depreciation and amortization	(12,905)	(13,613)

	$2,750	$4,572

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Other Accrued Liabilities

Other accrued liabilities at March 31, 2007 and 2008 are summarized as follows (amounts in thousands):

	2007	2008

Accrued employee expenses	$1,543	$1,371
Accrued medical insurance claims	1,032	995
Accrued vacation	925	906
Other accrued liabilities	3,884	4,260

Total	$7,384	$7,532

(9)	Commitments, Guarantees and Contingencies

Lease Commitments

The Company leases office space and equipment under various non-cancelable operating leases. As of March 31, 2008, the minimum future lease payments under operating leases with non-cancelable terms in excess of one year are as follows (amounts in thousands):

Year Ending March 31,

2009	$3,037
2010	1,679
2011	493
2012	63
Thereafter	—

$5,272

Rent expense under operating leases amounted to $3.0 million, $2.8 million and $2.9 million for the years ended March 31, 2006, 2007 and 2008, respectively.

The Company is party to standby letters of credit that secure the Company’s office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of our international operations. These standby letters of credit total $2.5 million as of March 31, 2008.

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

As a matter of prudent business practice, the Company maintains a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (the “Bank”) under which the Company may borrow up to $20.0 million. The line of credit was amended and restated on July 31, 2007 and modified on March 31, 2008 to increase the line of credit from $10.0 million to $20.0 million, grant the lender a security interest in the Company’s assets and amend certain financial covenants to allow for the modified “Dutch Auction” tender offer completed in March 2008. Under the new credit agreement, the Company is required to adhere to financial covenants including a minimum tangible net worth of $30.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments cannot exceed $17.5 million in a trailing twelve calendar month period and the annual purchase, retirement or redemption of Company stock cannot exceed the defined maximum amounts associated with the time periods defined in the agreement. The Company must also maintain $10.0 million in its money market account pledged to the Bank under the terms of the agreement. The annual interest rate under the new agreement is based on the prime rate or LIBOR plus the applicable margin for each as defined in the agreement. The Company agreed to pay a commitment fee to the Bank equal to one-quarter of one percent per year on the unused credit facility from September 1, 2008 through the termination date of the agreement. The line of credit expires on July 31, 2009. The Company expects to renew the line of credit under similar terms at that time. This line of credit is reduced, as necessary, to account for letters of credit outstanding issued by the Bank that secure the Company’s office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations as described in Note (9) above. These letters of credit cannot exceed $4.0 million per the agreement. As of March 31, 2008, these letters of credit totaled $2.5 million. As of March 31, 2008, there were no outstanding borrowings and the Company had approximately $17.5 million available under this line of credit. The Company does not rely on the line of credit for liquidity, as evidenced by the fact that the Company never borrowed cash against the line of credit.

(11)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2007 and 2008 were as follows (amounts in thousands):

	2007	2008

Foreign currency translation adjustments	$(2,807)	$(2,780)
Unrealized gain on investment	36	32

Accumulated other comprehensive loss	$(2,771)	$(2,748)

As a result of the sale transaction described in Note (4) above, accumulated foreign currency translation adjustments in the amount of $6.1 million were realized in income and were reflected as a reclassification adjustment in other comprehensive income during the fiscal year ended March 31, 2007.

(12)	Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shares (in thousands) used in computing basic and diluted net income (loss) per share for the fiscal years ended March 31, 2006, 2007 and 2008:

	Fiscal Year Ended March 31,
	2006(1)	2007	2008

Shares used in computing basic income (loss) per share	32,963	31,951	30,200
Dilutive effect of stock options, SARs, and restricted stock/units	1,719	2,125	1,292

Shares used in computing diluted income (loss) per share	34,682	34,076	31,492

Antidilutive securities not included in dilutive net income (loss) per share calculation	6,993	2,352	2,448

(1)	In accordance with SFAS No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

(13)	Stockholders’ Equity

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

Dividend Distribution

The Company’s Board declared the following annual cash dividends during the fiscal years ended March 31, 2007 and 2008, respectively:

	2007	2008

Declaration date	November 7, 2006	November 6, 2007
Per share dividend	$0.30	$0.35
Record date	November 22, 2006	November 20, 2007
Total amount (in thousands)	$9,700	$10,748
Payment date	December 8, 2006	December 6, 2007

Prior to December 8, 2006, the Company had not paid any cash dividends on its Common Stock.

Stock Repurchases

In February 2008, the Company completed a modified “Dutch Auction” tender offer and purchased 2.6 million shares of the Company’s Common Stock at a purchase price of $6.24 per share, for a cost of $16.5 million. The purchase price includes costs the Company recorded for advisory and agent fees related to the tender offer.

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004,

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million, and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the period beginning with the inception of the Buy-back Program in October 1998 and through March 31, 2008, the number of shares repurchased under the current and prior authorizations was 19.9 million shares at an aggregate cost of $215.4 million, or an average price of $10.80 per share. Following is a summary of the repurchase activity since inception of the Buy-back Program (amounts in thousands except average price data):

	Repurchases of Common Stock
Fiscal Year Ended March 31,	Shares	Amount	Average Price

2008	6,296	$50,937	$8.09
2007	3,341	$37,465	$11.21
2006	3,537	$34,337	$9.71
Inception to 2005	6,769	$92,684	$13.69

Total	19,943	$215,423	$10.80

The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal year 2005 to issue treasury shares whenever shares are issued under its equity incentive plans. Through March 31, 2008, the Company has issued 7.0 million treasury shares.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of common and treasury stock activity for the fiscal years ended March 31, 2006, 2007 and 2008 (in thousands of shares):

	Common Stock
		Held in
	Issued	Treasury	Net

Balance at March 31, 2005	40,168	(5,732)	34,436
Issued:
Equity incentive plans	354	1,697
Treasury Stock:	—
Repurchases	—	(3,537)
Shares withheld under equity incentive plans		(451)
Retirement	(451)	451

Balance at March 31, 2006	40,071	(7,572)	32,499
Issued:
Equity incentive plans	615	2,588
Treasury Stock:
Repurchases	—	(3,341)
Shares withheld under equity incentive plans	—	(663)
Retirement	(663)	663

Balance at March 31, 2007	40,023	(8,325)	31,698
Issued:
Equity incentive plans	647	1,685
Treasury Stock:
Repurchases	—	(6,296)
Shares withheld under equity incentive plans	—	(646)
Retirement	(646)	646

Balance at March 31, 2008	40,024	(12,936)	27,088

(14)	Stock Plans

Share-Based Plans

The Company issues stock-based awards under two share-based equity incentive plans, the Amended and Restated 1998 Equity Incentive Plan (“1998 Plan”) and the 2000 Stock Option Plan (“2000 Plan”) (collectively “Equity Incentive Plans”), both of which are shareholder approved. Under the 1998 Plan, 28.0 million shares were authorized for grant, and at March 31, 2008, approximately 11.1 million shares were available for future grant. Under the 2000 Plan, 8.5 million shares were authorized for grant, and at March 31, 2008, approximately 7.3 million shares were available for future grant. Awards that expire or are cancelled without delivery of shares become available for issuance under the Equity Incentive Plans.

Net income for fiscal years 2006, 2007 and 2008 includes $15.7 million (including $0.6 million included in restructuring charges), $16.6 million and $18.4 million, respectively, of compensation costs related to our stock-based compensation arrangements, with income tax benefits recognized in fiscal years 2006, 2007, and 2008 of $3.8 million, $5.6 million and $6.7 million, respectively.

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

During fiscal year 2008, the Company issued 2.2 million stock awards principally as part of the fiscal year 2007 performance review process.

During fiscal year 2007, the Company issued 2.4 million stock awards principally as part of the fiscal year 2006 performance review process.

During fiscal year 2006, the Company issued 2.8 million stock awards principally as part of the fiscal year 2005 and 2006 performance review process. Of these awards, 0.3 million contain an acceleration clause, stating that vesting may be increased if the Company’s annual revenue growth exceeds 20% in a fiscal year, starting with 2006. No acceleration of vesting has been triggered for any of these grants.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of the Company’s non-vested stock awards:

	Non-Vested	Weighted-
	Stock	Average
	Awards	Grant-Date
	(In thousands)	Fair Value

Non-vested at March 31, 2005	3,183	$7.64
Granted	2,789	9.49
Vested	(1,343)	6.98
Forfeited	(577)	9.49

Non-vested at March 31, 2006	4,052	$8.87
Granted	2,359	10.41
Vested	(1,439)	8.18
Forfeited	(1,344)	9.11

Non-vested at March 31, 2007	3,628	$10.01
Granted	2,170	9.95
Vested	(1,348)	10.08
Forfeited	(704)	10.15

Non-vested at March 31, 2008	3,746	$9.92

The total fair value of stock awards vested during fiscal years 2006, 2007 and 2008 was $12.6 million, $15.3 million and $12.4 million, respectively. For non-vested stock awards at March 31, 2008, the aggregate intrinsic value was $24.2 million and the weighted-average remaining contractual term is 3.11 years.

Stock Options and SARs

The Equity Incentive Plans authorize the granting of qualified and non-qualified stock options and stock appreciation rights (“SARs”) to officers and employees and non-qualified stock options and SARs to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of Common Stock. The Equity Incentive Plans provide that the exercise price of the stock options will be determined based on the average of the closing price of a share of Common Stock on the NASDAQ Global Select Market System for the ten trading days immediately preceding the date of grant. Options/SARs granted under the Amended and Restated 1998 Equity Incentive Plan must have an exercise price at or above the fair market value on the date of grant. Options/SARs granted under the 2000 Stock Option Plan can have an exercise price that is below the fair market value on the date of grant. SARs entitle grantees to receive Common Stock with a value equal to the increase in the fair market value of the Common Stock from the date of grant to the date of exercise. Options/SARs granted to partners generally vest over five years and expire on the seventh anniversary of the grant date, or six months after the last vest date for more recent grants and for all SAR grants. Options granted to other employees generally vest over four years and expire on the sixth anniversary of the date of grant, or six months after the last vest date for more recent option grants and for all SAR grants. SARs granted to Board members vest quarterly over one year and expire five years after the last vest date. Options and SARs with graded vesting expensed under SFAS No. 123 are expensed using the Accelerated Expense Recognition Method. Options and SARs granted since the adoption of SFAS No. 123R (April 1, 2005) are expensed on a straight-line basis over the vesting term, except those with a performance acceleration clause (see below), which follow the Accelerated Expense Recognition Method.

During fiscal year 2008, the Company did not grant any SARs.

During fiscal year 2007, the Company granted 37 thousand SARs, principally to new partners.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2006, the Company granted 2.8 million SARs, principally as part of the fiscal year 2005 and 2006 performance review process. Of those awards, 0.5 million contain an acceleration clause, as described above under stock awards. No acceleration of vesting has been triggered for these grants.

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

	2006	2007

Expected volatility	40% - 65%	46% - 56%
Weighted-average volatility	56%	54%
Expected dividend yield	0%	0% - 2.6%
Average expected life (in years)	3.42	3.61
Risk-free interest rate	3.35% - 4.53%	4.54% - 5.14%
Weighted-average grant date fair value of options/SARs granted	$4.87	$4.41

The following table summarizes the option/SAR activity under the Equity Incentive Plans as of March 31, 2008 and changes during the fiscal years:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option/SARs	Exercise Price	Contractual	Value
Options/SARs	(000)	Per Share	Term	($000)

Outstanding at March 31, 2005	9,730	$11.21	2.92	$55,970
Granted	2,776	11.21
Exercised	(901)	7.57
Forfeited or expired	(1,712)	14.87

Outstanding at March 31, 2006	9,893	$10.90	2.86	$14,680
Granted	37	10.71
Exercised	(2,076)	8.62
Forfeited or expired	(3,036)	11.76

Outstanding at March 31, 2007	4,818	$11.37	2.37	$9,674
Granted	—	—
Exercised	(806)	8.87
Forfeited or expired	(690)	17.82

Outstanding at March 31, 2008	3,322	$10.63	1.76	$143

Exercisable at March 31, 2008	2,335	$10.68	1.40	$46

The total intrinsic value of options and SARs exercised during fiscal years 2006, 2007 and 2008 was $3.2 million, $8.3 million and $2.3 million, respectively.

Employee Stock Purchase Plan

In September 2003, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Code and has 4.4 million shares of Common Stock available for purchase by employees. The plan offers eligible employees the option to purchase Common Stock based on the average of the closing price of a share of Common Stock on the NASDAQ Global Select Market System for the ten trading days prior to the individual’s enrollment date or the purchase date. Offering periods occur on May 1 and each three month period thereafter, for an offering period of two years. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period. At March 31, 2008, approximately 1.1 million shares are available for future issuances.

The following table summarizes information about the ESPP (share amounts in thousands):

			Weighted-
			Average
			Purchase Price
	Shares Issued	Range of Prices	Per Share

Issued fiscal year 2006	240	$6.11 to $14.28	$7.16
Issued fiscal year 2007	308	$6.11 to $11.44	$6.39
Issued fiscal year 2008	341	$4.93 to $12.04	$6.33

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

	2006	2007	2008

Expected volatility	42% - 69%	21%-57%	34%-66%
Weighted-average volatility	54%	42%	51%
Expected dividend yield	0%	0% - 2.6%(1)	2.7%-7.4%(1)
Average expected life (in years)	1.13	1.13	1.13
Risk-free interest rate	2.9% - 4.6%	4.7% - 5.2%	2.1%-5.0%
Weighted average grant date fair value of ESPP granted	$1.69	$1.92	$1.07

(1)	For ESPP enrollment dates since November 7, 2006, the date the Board first declared an annual dividend.

Other

Cash received from option and ESPP exercises under all share-based payment arrangements for fiscal years 2006, 2007 and 2008 was $6.6 million, $11.7 million and $4.3 million, respectively. The actual tax benefit realized for the tax deductions from option and SAR exercises, including ESPP, totaled $0.7 million, $2.6 million and $0.8 million, respectively, for fiscal years 2006, 2007 and 2008. The Company also paid $3.0 million, $5.0 million and $3.4 million, respectively, in fiscal years 2006, 2007 and 2008 for withholding taxes for shares withheld for taxes upon the vesting of stock awards or the exercise of stock options and SARs.

As of March 31, 2008, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of share-based compensation arrangements was approximately $35.9 million and is expected to be recognized over a weighted-average period of approximately three years.

The Company is using previously purchased treasury shares for all net shares issued for option and SAR exercises, RSUs vesting, restricted stock grants, and ESPP purchases. Shares may also be issued from unissued share reserves. The Company’s active Buy-back Program is not related to this policy, however shares repurchased under that program will be available to be issued for shares issued under the Equity Incentive Plans and ESPP.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Income Taxes

The provision for income taxes for continuing operations for the fiscal years ended March 31, 2006, 2007 and 2008 consisted of the following (in thousands):

	2006	2007	2008

Current:
Federal	$4	$5,747	$7,881
State	146	206	1,047
Foreign	275	137	15

	$425	$6,090	$8,943
Deferred:
Federal	9,604	168	(654)
State	1,122	650	584
Foreign	—	—	—

	$10,726	$818	$(70)

	$11,151	$6,908	$8,873

The total tax provision for continuing operations differs from the amount computed by applying the federal statutory income tax rate of 35 percent to income before taxes as a result of the following (in thousands):

	2006	2007	2008

Federal income taxes at statutory rate	$4,600	$4,944	$6,688
Effect of intercompany revenue and expenses eliminated in consolidation and related to discontinued operations	1,878	(189)	—
Nondeductible meals and entertainment	333	407	520
Nondeductible stock-based compensation	780	304	450
State income taxes, net of federal benefit	824	556	1,060
Effect of foreign tax credit converted to a net operating loss carryover	1,820	—	—
Other	1,298	371	(218)
Writedown in investment in subsidiary	(5,096)	—	—
Change in valuation allowance for deferred tax assets	4,714	515	373

	$11,151	$6,908	$8,873

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2007 and 2008 are presented below (in thousands):

	2007	2008

Deferred tax assets attributable to:
Net operating loss carryforwards	$8,411	$8,343
Foreign tax credit and carryforwards	427	264
Allowances and accruals	1,512	1,574
Stock-based compensation	3,914	5,363
Goodwill	1,648	1,420
Depreciation	642	192
Capital loss carryforwards	1,248	1,245

Total gross deferred tax assets	17,802	18,401
Less valuation allowance	(8,631)	(9,004)

Net deferred tax assets	9,171	9,397
Deferred tax liabilities attributable to:
Prepaids	446	419
Other	34	32

Total deferred tax liabilities	480	451

Net deferred income taxes	$8,691	$8,946

The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, operating loss carryforwards and tax credits will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance.

The net amount credited to additional paid-in-capital for stock-based compensation deductions in excess of financial statement deductions for fiscal year 2006, 2007 and 2008 was $(307) thousand, $3.5 million and $281 thousand, respectively.

During fiscal year 2007, a subsidiary holding company ceased doing business in a foreign country where it had substantial net operating loss carryforwards with a full valuation allowance. As a result, $84.6 million of net operating losses expired during fiscal year 2007, resulting in the reversal of the deferred tax asset and valuation allowance for $29.6 million. As of March 31, 2008, the Company had a valuation allowance of $9.0 million to cover international deferred tax assets, capital loss carryforwards and certain state net operating losses that management believes are not likely to be utilized.

As of March 31, 2008, the Company has net operating loss carryforwards for state income tax purposes of approximately $20.4 million, which may be used to offset future state taxable income through 2023. In addition, the Company has foreign net operating loss carryforwards of approximately $0.6 million which expire through 2016 and approximately $23.2 million which may be carried forward indefinitely. The Company has foreign tax credit carryforwards of approximately $0.3 million which may be utilized through 2016. The Company believes that the remaining U.S. deferred tax assets are more likely than not realizable based on the estimates of future taxable income.

The Company made net cash payments from continuing operations for income taxes in fiscal year 2006, 2007 and 2008 of $1.4 million, $0.8 million and $9.5 million, respectively.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Unrecognized tax benefits as of the adoption of FIN 48 were approximately $1.4 million, of which $1.2 million would affect the effective tax rate if recognized. Unrecognized tax benefits as of March 31, 2008 were approximately $1.3 million, of which $1.1 million would affect the effective tax rate if recognized. In conjunction with the adoption of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company does not expect the total amount of unrecognized tax benefits as of March 31, 2008 to change significantly in the next twelve months. The Company includes accrued interest and penalties related to uncertain tax positions in other expenses. Reserves for interest and penalties are not significant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal year 2008 is as follows (in millions):

Unrecognized tax benefits -April 1, 2007	$1.4
Gross increases — tax positions in prior periods	—
Gross decreases — tax positions in prior periods	—
Gross increases — current period tax positions	0.1
Settlements	(0.1)
Lapse of statute of limitations	(0.1)

Unrecognized tax benefits — March 31, 2008	$1.3

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to income tax examination by tax authorities for years before fiscal year 2002 for the U.S. federal returns or for years before fiscal year 2003 in the U.K., and is no longer subject to state and local tax examinations by tax authorities for years before fiscal year 2000. The Company’s fiscal year 2006 and 2007 federal income tax returns are currently under audit. There are also various state tax audits pending. While the final resolutions are uncertain, in the opinion of Company’s management, the ultimate positions of the pending audits would not be material to the Company’s operations.

(16)	Benefit Plans

401(k) Plan

The Company established a defined contribution plan covering all of its U.S. employees in February 1994. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. As of September 15, 2004, all eligible employees below the level of vice president are eligible to receive matching contributions when the Company, in its discretion, determines to make matching contributions. The amount of the matching contribution is determined annually based on the Company’s performance and is immediately vested. The total Company contributions to the plan for fiscal years 2006, 2007 and 2008 were $0.5 million, $0.6 million and $0.7 million, respectively.

(17)	Foreign Exchange Risk Management

Objectives and Context

The Company operates internationally; therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the British Pound Sterling, the Euro and the Indian Rupee.

Management believes it is prudent to minimize the variability caused by foreign currency fluctuations. Management attempts to minimize foreign currency risk by pricing contracts in the respective local country’s functional currency and by using derivative instruments when necessary. The Company’s financial management continually monitors foreign currency fluctuations and the use of derivative instruments. The Company does not use derivative instruments for purposes other than hedging net investments in foreign subsidiaries. As of March 31, 2008 and during fiscal years 2007 and 2008, there were no open derivative instruments in place.

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

It is the Company’s policy to reimburse the business use of private airplanes in connection with Company business including travel to and from client sites, provided the cost of such travel is at or below prevailing market rates for private or chartered aircraft. In accordance with this policy, the Company reimbursed the Chairman of the Board (who also served as chief executive officer through April 1, 2006) of the Company $275 thousand, $392 thousand and $186 thousand for business-related travel on an airplane he owned during fiscal years 2006, 2007 and 2008, respectively.

(19)	Subsequent Event

In May 2008, the Company received a letter from the U.K. tax authorities confirming a correction to the tax return on the status of its losses for fiscal years ended March 31, 2002 and 2003. Based on this determination, the Company will reverse a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Quarterly Financial Information (Unaudited)

The following table presents the unaudited quarterly financial information for fiscal years 2007 and 2008 (in thousands, except per share amounts). Quarterly income (loss) per share amounts are calculated independently and may not sum to the full year totals or to net income (loss) per share amounts due to rounding and changes in shares outstanding.

	Quarter Ended
	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2007
Net revenue	$40,896	$41,163	$43,736	$42,904
Total revenue (including reimbursable expenses)	46,230	46,610	49,158	48,275
Gross margin	12,923	8,653	14,939	13,588
Professional development and recruiting	2,243	2,009	2,662	1,924
Marketing and sales	709	650	1,182	1,225
Management and administrative support	6,607	7,341	6,892	6,659
Restructuring charges	(24)	—	—	—
Income (loss) from operations	3,388	(1,347)	4,203	3,780
Income (loss) from continuing operations before income taxes	4,250	(229)	5,175	4,927
Income from continuing operations after income taxes	2,088	18	2,544	2,565
Per share of Common Stock — basic	0.06	0.00	0.08	0.08
Per share of Common Stock — diluted	0.06	0.00	0.08	0.08
Gain (loss) on disposal of discontinued operations, including income taxes	—	23,036	(147)	43
Income (loss) from discontinued operations, net of income taxes	(677)	1,549	457	(75)
Discontinued operations, net of income taxes	(677)	24,585	310	(32)
Per share of Common Stock — basic	(0.02)	0.75	0.01	—
Per share of Common Stock — diluted	(0.02)	0.73	0.01	—
Net income	1,411	24,603	2,854	2,533
Per share of Common Stock — basic	$0.04	$0.75	$0.09	$0.08
Per share of Common Stock — diluted	$0.04	$0.73	$0.08	$0.08

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2008
Net revenue	$47,940	$45,259	$46,724	$42,365
Total revenue (including reimbursable expenses)	53,931	50,808	52,434	47,883
Gross margin	15,197	13,881	15,907	11,531
Professional development and recruiting	2,390	2,161	2,732	2,137
Marketing and sales	673	731	1,019	2,028
Management and administrative support	6,682	6,353	6,804	7,108
Income from operations	5,452	4,636	5,352	258
Income from continuing operations before income taxes	6,415	5,613	6,051	1,029
Income from continuing operations after income taxes	3,953	2,864	2,842	576
Per share of common stock — basic	0.13	0.09	0.09	0.02
Per share of common stock — diluted	0.12	0.09	0.09	0.02
Gain on disposal of discontinued operations, including income taxes	—	—	—	7,000
Income (loss) from discontinued operations, net of income taxes	273	(689)	(311)	4,586
Discontinued operations, net of income taxes	273	(689)	(311)	11,586
Per share of Common Stock — basic	0.01	(0.02)	(0.01)	0.40
Per share of Common Stock — diluted	0.01	(0.02)	(0.01)	0.40
Net income	4,226	2,175	2,531	12,162
Per share of Common Stock — basic	$0.14	$0.07	$0.08	$0.42
Per share of Common Stock — diluted	$0.13	$0.07	$0.08	$0.42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.

We have audited the accompanying consolidated balance sheets of Diamond Management & Technology Consultants, Inc. and subsidiaries as of March 31, 2007 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Chicago, Illinois
June 10, 2008

S-1

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D		Column E
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period
	(Amounts in thousands)

For the Year Ended March 31, 2008:
Deducted from accounts receivable for uncollectible accounts	$573	$143	$21		$695
For the Year Ended March 31, 2007:
Deducted from accounts receivable for uncollectible accounts	$629	$(19)	$37		$573
For the Year Ended March 31, 2006:
Deducted from accounts receivable for uncollectible accounts	$1,079	$28	$478	(1)	$629

(1)	$311 relates to discontinued operations.

S-2