Form 10-Q
period 2008-06-30
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2008-08-07
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

As of July 31, 2008, there were 26,368,290 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	June 30,
	2008	2008
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$53,267	$48,119
Accounts receivable, net of allowance of $695 and $648 as of March 31, 2008 and June 30, 2008, respectively	13,215	13,746
Income taxes receivable	256	278
Deferred tax asset — current portion	1,236	1,236
Prepaid expenses	1,970	2,015
Other current assets	1,276	1,333

Total current assets	71,220	66,727
Restricted cash	7,338	4,067
Computers, equipment, leasehold improvements and software, net	4,572	4,466
Deferred tax asset — long-term portion	7,710	8,170
Other assets	1,555	1,356

Total assets	$92,395	$84,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,416	$1,241
Share repurchase payable	—	531
Accrued compensation	4,648	—
Deferred revenue	1,092	891
Other accrued liabilities	7,532	8,204

Total current liabilities	15,688	10,867
Restructuring accrual — long-term portion	119	63
Accrued income tax liabilities — long-term portion	1,286	1,286
Net tax indemnification obligation	450	315

Total liabilities	17,543	12,531

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 40,024 and 40,030
shares issued as of March 31, 2008 and June 30, 2008, respectively	40	40
Additional paid-in capital	622,849	618,962
Accumulated other comprehensive loss	(2,748)	(2,740)
Accumulated deficit	(424,831)	(424,111)

	195,310	192,151
Less Common Stock in treasury, at cost, 12,936 and 13,487 shares held at March 31, 2008 and June 30, 2008, respectively	120,458	119,896

Total stockholders’ equity	74,852	72,255

Total liabilities and stockholders’ equity	$92,395	$84,786

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Three Months
	Ended June 30,
	2007	2008
	(Unaudited)	(Unaudited)

Revenue:
Net revenue	$47,940	$38,813
Reimbursable expenses	5,991	4,752

Total revenue	53,931	43,565
Project personnel expenses:
Project personnel costs before reimbursable expenses	32,743	30,410
Reimbursable expenses	5,991	4,752

Total project personnel expenses	38,734	35,162

Gross margin	15,197	8,403

Other operating expenses:
Professional development and recruiting	2,390	2,277
Marketing and sales	673	642
Management and administrative support	6,682	6,687

Total other operating expenses	9,745	9,606

Income (loss) from operations	5,452	(1,203)

Other income, net	963	154

Income (loss) from continuing operations before income taxes	6,415	(1,049)
Income tax expense (benefit)	2,462	(1,769)

Income from continuing operations after income taxes	3,953	720
Discontinued operations:
Income from discontinued operations, net of income taxes	273	—

Net income	4,226	720
Foreign currency translation adjustments	18	(4)
Unrealized gain on investment	29	12

Comprehensive income	$4,273	$728

Basic income per share of common stock:
Income from continuing operations	$0.13	$0.03
Income from discontinued operations	0.01	—

Net income	$0.14	$0.03

Diluted income per share of common stock:
Income from continuing operations	$0.12	$0.03
Income from discontinued operations	0.01	—

Net income	$0.13	$0.03

Shares used in computing basic income per share of common stock	31,188	26,967
Shares used in computing diluted income per share of common stock	33,025	27,335

The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months
	Ended June 30,
	2007	2008
	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$3,800	$2,990
Professional development and recruiting	29	26
Marketing and sales	110	78
Management and administrative support	801	616

Total SBC	$4,740	$3,710

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (1)
(In thousands)

	For the Three Months
	Ended June 30,
	2007	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$4,226	$720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	359	451
Stock-based compensation	4,740	3,710
Deferred income taxes	108	(460)
Excess tax benefits from employee stock plans	(1,068)	(14)
Changes in assets and liabilities:
Accounts receivable	(2,053)	(539)
Prepaid expenses and other	(684)	(108)
Accounts payable	34	(1,148)
Accrued compensation	(6,740)	(4,648)
Income taxes payable	1,331	(1,434)
Restructuring accrual	(55)	(55)
Other assets and liabilities	476	768

Net cash provided by (used in) operating activities	674	(2,757)

Cash flows from investing activities:
Decrease (increase) in restricted cash	(41)	3,114
Capital expenditures, net	(299)	(486)
Other assets	44	—

Net cash provided by (used in) investing activities	(296)	2,628

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	2,336	566
Payment of employee withholding taxes from equity transactions	(1,877)	(801)
Excess tax benefits from employee stock plans	1,068	14
Purchase of treasury stock	(14,511)	(4,864)

Net cash used in financing activities	(12,984)	(5,085)

Effect of exchange rate changes on cash	180	66

Net decrease in cash and cash equivalents	(12,426)	(5,148)
Cash and cash equivalents at beginning of period	84,125	53,267

Cash and cash equivalents at end of period	$71,699	$48,119

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7	$2
Cash paid during the period for income taxes	972	126
Non-cash financing activities:
Treasury stock repurchase obligation	$—	$531

(1)	The Condensed Consolidated Statements of Cash Flows are prepared on a combined basis and the reported results include both continuing and discontinued operations for the three month period ended June 30, 2007.

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Reporting

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

Certain amounts reported in the Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2007 have been reclassified to conform to the current presentation. Excess tax benefit deficiencies realized on employee equity awards have been reclassified to be reflected as a component of “income taxes payable” in cash flows from operating activities. These amounts were previously netted with excess tax benefits realized on employee equity awards and reflected as a component of “excess tax benefits from employee stock plans” in cash flows from financing activities. In addition, cash outflows related to the excess tax benefits from employee stock plans have also been reclassified to be reported separately as a component of cash flows from operating activities. These amounts were previously reported as a component of “income taxes payable.” The value associated with shares withheld for option exercise price reported in the Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2007 has been reclassified to net with “stock option and employee stock purchase plan proceeds” to conform to current presentation. These amounts were previously reported separately as “shares withheld for option exercise price.”

In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), for interim financial information. Consequently, these statements do not include all the disclosures normally required by GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as discussed in Note G below. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the three months ended June 30, 2008 are not necessarily indicative of results for the full fiscal year.

B.	Restricted Cash

The Company initially deposited $5.5 million in a U.S. Dollar denominated bank account during the fourth quarter of fiscal year 2006 to support the 4.3 million Euros bank guarantee described in Note C below. In January 2007, the bank account was redenominated from U.S. Dollars to Euros. Based upon the terms of the restrictions on the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets. The restricted cash is reflected in non-current assets based on the terms of the bank guarantee which require that it be renewed annually until the results of the appealed tax inspection are settled (see further discussion of the tax inspection in Note C below). Restricted cash totaled $7.3 million and $4.1 million at March 31, 2008 and June 30, 2008, respectively. In June 2008, the Company obtained a release of $3.1 million of restricted cash due to the favorable rulings by the Spanish tax authorities on a portion of the assessments being appealed as described in Note C below, and the remaining restricted cash balance was redenominated from Euros into U.S. Dollars.

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

On July 19, 2006, the Company signed a definitive agreement to sell its consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo (the “transaction”). The transaction closed on July 31, 2006, at which time the buyer acquired the stock of five of the Company’s subsidiaries in France, Germany, Spain, Brazil, and the United Arab Emirates in a stock sale for approximately $29.5 million in cash. The Company recorded a gain from the sale, including an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold. As a result of the transaction, the accumulated foreign currency translation adjustments in the amount of $6.1 million were realized in income and were reflected as a reclassification adjustment in other comprehensive income. Under the terms of the agreement, the Company had the opportunity to earn up to an additional $7.0 million in cash if the consulting units sold by the Company achieved certain revenue objectives during the first 18 months following the closing date of the transaction. During the fourth quarter of fiscal year 2008, the Company received a cash payment of $7.0 million related to the achievement of these revenue objectives, which was reflected as a gain on disposal of discontinued operations.

As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold in connection with the July 31, 2006 transaction and in accordance with the terms of the transaction, the Company agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. At the time of the transaction, such settlement was not expected before a period of approximately eight years.

During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and the Company believes that the tax authorities will rule in favor of the Company on those appeals. As a result, $4.6 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2008. In addition, the Company also obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of June 30, 2008 secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.9 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The Company held shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, the Company no longer expects to recover certain of these shares and intends to release the escrow shares related to a portion of the tax indemnification obligation.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months Ended June 30,
	2007	2008

Net revenue	$—	$—
Total revenue	—	—
Gross margin	223	—
Income from operations	223	—
Other expense	—	—
Income from discontinued operations before income taxes	223	—
Income tax benefit	(50)	—
Income from discontinued operations, net of income taxes	273	—

The Company recorded the reversal of the non-income tax accruals and related expense within the same financial statement line items in which they were originally recorded.

D.	Income Taxes

The Company recorded an income tax benefit of $1.8 million, which represents a 169% effective income tax rate, in the quarter ended June 30, 2008, compared to income tax expense of $2.5 million, a 38% effective income tax rate, in the quarter ended June 30, 2007. The increase in the effective tax rate in the quarter ended June 30, 2008 was primarily related to the reversal of the $1.5 million valuation allowance discussed below. Excluding the reversal of the valuation allowance, the effective tax rate was 27%. The Company’s effective tax rates varied during these periods based on the performance of certain international jurisdictions where there are valuation allowances on the international deferred tax assets. Due to these valuation allowances, the Company currently does not receive a reported tax benefit on international losses or reported tax expense on international profits, which caused a significant difference between the effective tax rate and the statutory tax rate.

The Company has deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of June 30, 2008, the remaining valuation allowance against deferred tax assets was $7.6 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards. In May 2008, the Company received a letter from the U.K. tax authorities confirming a correction to the characterization of a U.K. subsidiary’s losses for fiscal years ended March 31, 2002 and 2003. Based on this determination, the Company reversed a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009 as management determined that it was more likely than not that the related deferred tax assets would be realized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Income Per Share

Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and stock appreciation rights (“SARs”) and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income per share for the three months ended June 30, 2007 and 2008 (in thousands):

	Three Months
	Ended June 30,
	2007	2008

Shares used in computing basic income per share	31,188	26,967
Dilutive effect of stock options, SARs and restricted stock/units	1,837	368

Shares used in computing diluted income per share	33,025	27,335

Antidilutive securities not included in dilutive income per share calculation	1,526	9,159

F.	Geographic Data

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

Data regarding net revenue based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months
	Ended June 30,
	2007	2008

Net revenue:
North America	$42,409	$34,583
United Kingdom and India	5,531	4,230

Total net revenue	$47,940	$38,813

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had one client that accounted for 12% of revenue during the three months ended June 30, 2007 and no clients that accounted for over 10% of revenue during the three months ended June 30, 2008.

Data regarding long-lived assets based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	June 30,
	2008	2008

Long-lived assets:
North America	$5,264	$5,031
United Kingdom and India	863	791

Total long-lived assets	$6,127	$5,822

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Recent Accounting Pronouncements

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and financial liabilities. Relative to SFAS No. 157, the Financial Accounting Standard Board (“FASB”) released FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions until April 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial condition or results of operations.

Effective April 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. The adoption of this statement did not have an impact on the Company’s financial condition or results of operations as the fair value option was not elected.

Effective April 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The adoption of EITF 06-11 did not have a material impact on the Company’s financial condition or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). According to FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and should be included in the computation of earnings per share using the two-class method as described in SFAS No. 128, “Earnings per Share.” This FSP is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on the Company’s financial condition or results of operations.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Subsequent Event

The Company leases office space and equipment under various non-cancelable operating leases. On July 14, 2008 the Company extended the term of its operating lease for the Chicago office space. Under the terms of the lease, the Company is contractually obligated to pay a total of approximately $4.8 million in future estimated lease payments from July 1, 2008 through June 30, 2014. This lease superseded the previous lease for the period of July 1, 2008 through June 30, 2009. The following table was updated from amounts previously reported in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008 to include the effects of this lease as of June 30, 2008. The minimum future lease payments under operating leases with non-cancelable terms in excess of one year are as follows (amounts in thousands):

Year Ended March 31,

2009	$1,081	(1)
2010	1,908
2011	1,304
2012	1,002
Thereafter	2,346

	$7,641

(1)	Includes the period of July 1, 2008 through March 31, 2009.

Rent expense under operating leases amounted to $0.7 million for each of the three months ended June 30, 2007 and 2008.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

The following information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” below. We use the terms “we,” “our,” “us,” “the Company” and “Diamond” in this report to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries.

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

During the quarter ended June 30, 2008, we generated net revenue of $38.8 million from 69 clients. At June 30, 2008, we employed 469 consultants and 113 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Gross margin decreased 27% in the first quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008 primarily due a decrease in net revenue resulting from softening economic conditions. Our project personnel expenses remained relatively flat in the first quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008 despite the decrease in practice headcount of 41 consultants during the quarter due to annual review raises and promotions as well as severance payments for involuntary terminations that occurred as a result of the annual review process. Gross margin decreased 45% in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 primarily due to the decrease in net revenue and lower chargeability and increased discounts provided to new and existing clients. This was partially offset by decreased variable compensation expense for practice personnel and decreased stock-based compensation expense due to a lower overall value of annual equity awards granted in the first quarter of fiscal year 2009. Our practice headcount was 469 at June 30, 2008 compared to 510 at March 31, 2008 and 496 at June 30, 2007. Our annualized net revenue per practice professional was $317 thousand for the first quarter of fiscal year 2009 compared to $332 thousand for the fourth quarter of fiscal year 2008 and $382 thousand for the first quarter of fiscal year 2008. The decrease is primarily related to the decrease in net revenue and chargeability in addition to an increase in discounts.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information technology, human resources, facilities administration and support (including the renting of office space) and legal services. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from operations was $0.3 million in the fourth quarter of fiscal year 2008 and decreased to a loss from operations of $1.2 million in the first quarter of fiscal year 2009 primarily due to the changes in gross margin discussed above, partially offset by a decrease in other operating expenses. The decrease in other operating expenses was primarily due to a decrease in costs related to DiamondExchange events, a decrease in marketing expenses related to the completion of an online advertising campaign in the fourth quarter of fiscal year 2008 and a decrease in variable and stock-based compensation expense related to operations employees. Income from operations was $5.5 million in the first quarter of fiscal year 2008 and decreased to a loss from operations of $1.2 million in the first quarter of fiscal year 2009 primarily due to the changes in gross margin discussed above.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are aligned with our revenue level. In addition, we regularly monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the first quarter of fiscal year 2009 decreased to 59% compared to 60% in the fourth quarter of fiscal year 2008 and 65% in the first quarter of fiscal year 2008.

Free cash flow from continuing operations was negative $3.2 million for the three months ended June 30, 2008. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash used in operating activities ($2.7 million) net of capital expenditures ($0.5 million), provides a consistent metric from which the performance of the business may be monitored.

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

Recent Accounting Pronouncements

See Note G to the condensed consolidated financial statements for accounting pronouncements adopted during the first quarter of fiscal year 2009.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For a description of the significant accounting policies which we believe are the most critical to aid in understanding and evaluating our reported financial position and results, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Revenue

Net revenue decreased $9.1 million, or 19%, in the quarter ended June 30, 2008 as compared to the same period in the prior fiscal year. This decrease was primarily due to softening economic conditions. We served 69 clients during the first quarter of fiscal year 2009 compared to 63 clients during the first quarter of the prior fiscal year. Average net revenue per client decreased to $0.6 million during the first quarter of fiscal year 2009 compared to $0.8 million during the first quarter of the prior fiscal year as we continue to focus on expanding our client base and reducing client concentration.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 8% of revenue during the quarter ended June 30, 2008, which was consistent with the

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

quarter ended June 30, 2007. For the quarters ended June 30, 2007 and 2008, billed fee revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee Revenue		New Client Revenue
	For the Three		For the Three
	Months Ended		Months Ended
	June 30,		June 30,
Industry	2007	2008	2007	2008

Financial Services	29%	28%	37%	31%
Insurance	24%	22%	0%	13%
Enterprise	20%	21%	41%	38%
Healthcare	19%	21%	13%	3%
Telecommunications	6%	4%	9%	3%
Public Sector	2%	4%	0%	12%

	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses decreased $2.3 million, or 7%, during the quarter ended June 30, 2008 as compared to the same period in the prior fiscal year. This decrease was primarily due to decreased variable compensation expense for practice personnel and decreased stock-based compensation expense as a result of a lower overall value of annual equity awards granted in the first quarter of fiscal year 2009. As a percentage of net revenue, project personnel costs before reimbursable expenses increased to 78% during the quarter ended June 30, 2008 compared to 68% in the same period in the prior fiscal year. This increase was primarily due to the 19% decrease in net revenue.

The following table summarizes practice personnel data for quarters ended June 30, 2007 and 2008:

	For the Three
	Months Ended
	June 30,
	2007	2008

Practice headcount	496	469
Annualized net revenue per practice professional (in thousands)	$382	$317
Utilization rate	65%	59%
Annualized voluntary attrition	19%	25%
Total annualized attrition(1)	33%	47%

(1)	Defined as voluntary attrition plus Company initiated attrition.

Professional Development and Recruiting

Professional development and recruiting expenses decreased $0.1 million, or 5%, during the quarter ended June 30, 2008 as compared to the same period in the prior fiscal year. The decrease was primarily due to lower sourcing fees in the first quarter of fiscal year 2009. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus searches.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Marketing and Sales

Marketing and sales expenses did not change significantly during the quarter ended June 30, 2008 as compared to the same period in the prior fiscal year.

Management and Administrative Support

Management and administrative support expenses did not change significantly during the quarter ended June 30, 2008 as compared to the same period in the prior fiscal year.

Other Income, Net

Other income, net decreased $0.8 million, or 84%, during the quarter ended June 30, 2008 as compared to the same period in the prior fiscal year. This decrease was primarily due to a decrease in interest income resulting from lower interest rate yields and a decrease in the cash and cash equivalent balances in the quarter ended June 30, 2008 compared to the same period in the prior fiscal year. In addition, we incurred a foreign exchange transaction loss due to the bank delay in obtaining the release of the restricted cash following the reversal of the indemnification obligation as described in Note C to the condensed consolidated financial statements.

Income Tax Expense

We recorded an income tax benefit of $1.8 million, which represents a 169% effective income tax rate, in the quarter ended June 30, 2008, compared to income tax expense of $2.5 million, a 38% effective income tax rate, in the quarter ended June 30, 2007. The increase in the effective tax rate in the quarter ended June 30, 2008 was primarily related to the reversal of the $1.5 million valuation allowance discussed below. Excluding the reversal of the valuation allowance, the effective tax rate was 27%. Our effective tax rates varied during these periods based on the performance of certain international jurisdictions where there are valuation allowances on the international deferred tax assets. Due to these valuation allowances, we currently do not receive a reported tax benefit on international losses or reported tax expense on international profits, which caused a significant difference between the effective tax rate and the statutory tax rate.

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of June 30, 2008, the remaining valuation allowance against deferred tax assets was $7.6 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards. In May 2008, we received a letter from the U.K. tax authorities confirming a correction to the characterization of a U.K. subsidiary’s losses for fiscal years ended March 31, 2002 and 2003. Based on this determination, the Company reversed a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009 as management determined that it was more likely than not that the related deferred tax assets would be realized.

Discontinued Operations

In March 2006, the Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to a plan to sell the portions of our international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the periods presented. On July 19, 2006, we signed a definitive agreement to sell our consulting operations reported as discontinued operations. The transaction closed on July 31, 2006. The Company recorded a net gain from the sale, net of an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold. Under

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

the terms of the agreement, we had the opportunity to earn up to an additional $7.0 million in cash if the consulting units sold by the Company achieved certain revenue objectives during the first 18 months following the closing date of the transaction. During the fourth quarter of fiscal year 2008, we received a cash payment of $7.0 million related to the achievement of these revenue objectives, which was reflected as a gain on disposal of discontinued operations.

We did not report income from discontinued operations during the quarter ended June 30, 2008. During the quarter ended June 30, 2007, we recorded income from discontinued operations of $0.3 million as a result of the fluctuation in the share price of Diamond shares held in escrow related to the Spanish tax obligation as discussed in Note C to the condensed consolidated financial statements.

Liquidity and Capital Resources

The following table describes our liquidity and financial position as of June 30, 2007 and 2008:

	June 30,
	2007	2008
	(In millions)

Working capital(1)	$80.7	$55.9
Cash and cash equivalents(1)	$71.7	$48.1
Non-utilized bank credit facilities	$7.5	$17.5
Stockholders’ equity(1)	$93.1	$72.3

(1)	The decrease in working capital, cash and cash equivalents and stockholders’ equity as of June 30, 2008 as compared to June 30, 2007 is primarily the result of our share repurchase program. During the twelve month period beginning July 1, 2007 through June 30, 2008, we repurchased 6.3 million shares at an aggregate cost of $43.0 million, including 2.6 million shares repurchased through a modified “Dutch Auction” tender offer during the fourth quarter of fiscal year 2008.

Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations, proceeds received upon the exercise of stock options by our employees and in fiscal years 2007 and 2008, proceeds from the sale of portions of our international operations reported as discontinued operations. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and Common Stock dividend requirements at least through fiscal year 2010.

Our cash is invested in highly-liquid, short-term investments with little, to no, principal risk. These investments must be rated either AAA or A1/P1 by Standard & Poors, Moody’s or Fitch, Inc. We have not invested in auction-rate securities since the first quarter of fiscal year 2006. During the quarters ended June 30, 2007 and 2008, we did not invest in nonconsolidated conduits, collateralized debt obligations or auction-rate securities and do not have any plans to invest in such investments in the foreseeable future.

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (the “Bank”) under which we may borrow up to $20.0 million. The line of credit was amended and restated on July 31, 2007 and modified on March 31, 2008 to increase the line of credit from $10.0 million to $20.0 million, grant the lender a security interest in the Company’s assets and amend certain financial covenants to allow for the modified “Dutch Auction” tender offer completed in March 2008. Under the new credit agreement, the Company is required to adhere to financial covenants including a minimum tangible net worth of $30.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments cannot exceed $17.5 million in a trailing twelve calendar month period and the annual purchase, retirement or redemption of Company stock cannot exceed the defined maximum amounts associated with the time periods defined in the agreement. The Company must also maintain $10.0 million in its money market account pledged to the Bank under the terms of the agreement. The annual interest rate under the new agreement is based on

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

the prime rate or LIBOR plus the applicable margin for each as defined in the agreement. We agreed to pay a commitment fee to the Bank equal to one-quarter of one percent per year on the unused credit facility from September 1, 2008 through the termination date of the agreement. The new credit agreement expires July 31, 2009 and we expect to renew the line of credit under similar terms at that time. The line of credit is reduced, as necessary, to account for letters of credit outstanding issued by the Bank that secure the Company’s office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations. These letters of credit cannot exceed $4.0 million. As of June 30, 2008, these letters of credit totaled $2.5 million. As of June 30, 2008, there were no outstanding borrowings and we had approximately $17.5 million available under this line of credit. We do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

Cash Flows from Operating Activities

During the three months ended June 30, 2008, net cash used in operating activities was $2.7 million. This primarily resulted from the following activities (amounts in millions):

Three Months Ended
June 30, 2008

Net income	$0.7
Non-cash charges(1)	4.2
Deferred income taxes(2)	(0.5)
Total increases in cash flows from operating activities due to changes in assets and liabilities(3)	0.8
Total decreases in cash flows from operating activities due to changes in assets and liabilities(4)	(7.9)

Net cash used in operating activities	$(2.7)

(1)	Non-cash charges aggregating $4.2 million are added to net income of $0.7 million to arrive at net cash flows from operating activities. These non-cash charges are summarized as follows (in millions):

Three Months Ended
June 30, 2008

Stock-based compensation	$3.7
Depreciation and amortization	0.5

Total non-cash charges	$4.2

(2)	Deferred income taxes increased $0.5 million during the three months ended June 30, 2008. This change is excluded from net income of $0.7 million to arrive at net cash flows from operating activities.

(3)	The total increase in cash flows from operating activities due to changes in assets and liabilities of $0.8 million was due to the fluctuation in other assets and liabilities primarily related to an increase in vacation accrual during the quarter ended June 30, 2008.

(4)	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $7.9 million. This decrease was primarily the result of a decrease in accrued compensation related to the payment of $4.6 million of annual variable compensation expense related to the prior fiscal year, a decrease in income taxes payable of $1.4 million related to excess tax benefit deficiencies realized on

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

employee equity awards and a decrease in accounts payable of $1.2 million. The decreases are summarized as follows (in millions):

Three Months Ended
June 30, 2008

Accrued compensation	$(4.6)
Income taxes payable	(1.4)
Accounts payable	(1.2)
Accounts receivable	(0.5)
Prepaid expenses and other	(0.1)
Restructuring accrual	(0.1)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(7.9)

Our billings for the three months ended June 30, 2008 totaled $44.1 million compared to $54.6 million for the three months ended June 30, 2007. The decrease in billings is due to a decrease in revenue and reimbursable expenses primarily due to softening economic conditions. These amounts include value added tax (“VAT”) and billings to clients for reimbursable expenses (which are not included in net revenue). Our gross accounts receivable balance of $14.4 million at June 30, 2008 represented 29 days of billings for the quarter ended June 30, 2008. At June 30, 2007, the gross receivable balance was $17.6 million which represented 29 days of billings for the quarter ended June 30, 2007. The decrease in accounts receivable at June 30, 2008 as compared to June 30, 2007 was principally due to decreased revenue during the quarter ended June 30, 2008. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.

Cash Flows from Investing Activities

Cash provided by investing activities was $2.6 million for the three months ended June 30, 2008 largely due to the release of restricted cash of $3.1 million due to the favorable rulings by the Spanish tax authorities on a portion of the assessments being appealed as described below, partially offset by capital expenditures of $0.5 which were primarily related to purchases of computer hardware and capitalized labor costs for the customization of internal use software.

Cash Flows from Financing Activities

Cash used in financing activities was $5.1 million for three months ended June 30, 2008 resulting from the repurchase of Diamond Common Stock totaling $4.9 million and payment of employee withholding taxes from equity transactions of $0.8 million. These were offset by $0.6 million in proceeds from option exercises and the issuance of Common Stock in connection with the Employee Stock Purchase Plan.

Contractual Obligations

On July 14, 2008 we extended the term of our operating lease for our Chicago office space. Under the terms of the lease, we are contractually obligated to pay a total of approximately $4.8 million in future estimated lease payments from July 1, 2008 through June 30, 2014. This lease superseded the previous lease for the period of July 1, 2008 through June 30, 2009. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Contingencies

From time to time, we undergo various tax examinations and audits related to our holding company and its subsidiaries. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 we provided a bank guarantee in the amount of 4.3 million Euros with the Spanish taxing authority

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

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

During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in our favor on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and we believe that the tax authorities will rule in our favor on those appeals. As a result, we reversed $4.6 million of the indemnification obligation during the fourth quarter of fiscal year 2008. In addition, we also obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of June 30, 2008 secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.9 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors and based upon guidance set forth in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”). We held shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, we no longer expect to recover certain of these shares and intend to release the escrow shares related to a portion of the tax indemnification obligation.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.

Treasury Stock Transactions

The Board has authorized, from time to time, the repurchase of our Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the quarter ended June 30, 2008, we repurchased approximately 1.0 million shares at an average price of $5.25. As of June 30, 2008, the amount available for repurchase under the Buy-back Program was $34.7 million.

Summary

We believe that our current cash balances, existing lines of credit, and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal year 2010. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities. However, there is no assurance that such financing would be available to us on acceptable terms, or at all.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. There have been no material changes to the Company’s market risk during the three months ended June 30, 2008.

Item 4.	Controls and Procedures

(a) Controls and Procedures.  Our senior management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective such that information relating to the Company (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Other than the changes to the risk factors below, there have been no other material changes to our Risk Factors as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the period. During the quarter ended June 30, 2008, we did not have any clients that individually accounted for 10% or more of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable or group of receivables, we could be subject to significant financial exposure.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended June 30, 2008, the Company repurchased approximately 1.0 million shares at an average price of $5.25. As of June 30, 2008, the amount available for repurchase under the Buy-back Program was $34.7 million.

	Issuer Purchases of Equity Securities
				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
	Total Number of	Average Price Paid	Purchased as Part of	That May be Purchased
Period	Shares Purchased(1)	per Share(1)(2)	Publicly Announced Plans	Under the Plan

April 1, 2008 —
April 30, 2008	—	—	—	$40,077,546
May 1, 2008 —
May 31, 2008	451,459	$5.01	448,312	$37,831,799
June 1, 2008 —
June 30, 2008	578,578	$5.44	578,578	$34,683,031

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

(1)	In addition to purchases made under the Company’s publicly announced Buy-back Program, included in this column are transactions under the Company’s stock-based compensation plans involving the delivery to the Company of 3,147 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

(2)	Average price paid per share of stock repurchased under the Buy-back Program is execution price, including commissions paid to brokers.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1		Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
31	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K dated August 7, 2008 (Quarterly Earnings and Announcement)

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: August 7, 2008

By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer

Date: August 7, 2008