Form 10-Q
period 2008-09-30
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2008-11-06
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
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

As of October 31, 2008, there were 25,395,447 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	September 30,
	2008	2008
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$53,267	$47,102
Accounts receivable, net of allowance of $695 and $742 as of March 31, 2008 and September 30, 2008, respectively	13,215	17,170
Income taxes receivable	256	—
Deferred tax asset — current portion	1,236	1,009
Prepaid expenses	1,970	2,534
Other current assets	1,276	1,491

Total current assets	71,220	69,306
Restricted cash	7,338	4,081
Computers, equipment, leasehold improvements and software, net	4,572	4,327
Deferred tax asset — long-term portion	7,710	7,870
Other assets	1,555	1,265

Total assets	$92,395	$86,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,416	$1,379
Share repurchase payable	—	544
Accrued compensation	4,648	1,805
Deferred revenue	1,092	1,074
Accrued benefits	2,704	4,349
Restructuring accrual — current portion	220	—
Income taxes payable — current portion	—	734
Other accrued liabilities	4,574	4,427

Total current liabilities	15,654	14,312
Restructuring accrual — long-term portion	119	—
Deferred rent — long-term portion	34	433
Accrued income tax liabilities — long-term portion	1,286	1,286
Net tax indemnification obligation	450	334

Total liabilities	17,543	16,365

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 40,024 and 40,089 shares issued as of March 31, 2008 and September 30, 2008, respectively	40	40
Additional paid-in capital	622,849	620,271
Accumulated other comprehensive loss	(2,748)	(3,396)
Accumulated deficit	(424,831)	(423,589)

	195,310	193,326
Less Common Stock in treasury, at cost, 12,936 and 14,351 shares held at March 31, 2008 and September 30, 2008, respectively	120,458	122,842

Total stockholders’ equity	74,852	70,484

Total liabilities and stockholders’ equity	$92,395	$86,849

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Net revenue	$45,259	$40,506	$93,199	$79,319
Reimbursable expenses	5,549	5,651	11,540	10,402

Total revenue	50,808	46,157	104,739	89,721

Project personnel expenses:
Project personnel costs before reimbursable expenses	31,378	29,479	64,121	59,889
Reimbursable expenses	5,549	5,651	11,540	10,402

Total project personnel expenses	36,927	35,130	75,661	70,291

Gross margin	13,881	11,027	29,078	19,430

Other operating expenses:
Professional development and recruiting	2,161	1,719	4,551	3,996
Marketing and sales	731	1,300	1,404	1,942
Management and administrative support	6,353	6,327	13,035	13,014
Restructuring recovery	—	(284)	—	(284)

Total other operating expenses	9,245	9,062	18,990	18,668

Income from operations	4,636	1,965	10,088	762
Other income, net	977	131	1,940	285

Income from continuing operations before income taxes	5,613	2,096	12,028	1,047
Income tax expense (benefit)	2,749	1,575	5,211	(194)

Income from continuing operations after income taxes	2,864	521	6,817	1,241
Discontinued operations:
Loss from discontinued operations, net of income taxes	(689)	—	(416)	—

Net income	2,175	521	6,401	1,241
Foreign currency translation adjustments	69	(761)	87	(765)
Unrealized gain on investment	3	105	32	118

Comprehensive income (loss)	$2,247	$(135)	$6,520	$594

Basic income (loss) per share of common stock:
Income from continuing operations	$0.09	$0.02	$0.22	$0.05
Loss from discontinued operations	(0.02)	—	(0.01)	—

Net income	$0.07	$0.02	$0.21	$0.05

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.09	$0.02	$0.21	$0.05
Loss from discontinued operations	(0.02)	—	(0.01)	—

Net income	$0.07	$0.02	$0.20	$0.05

Shares used in computing basic income (loss) per share of common stock	30,876	26,119	31,031	26,544
Shares used in computing diluted income (loss) per share of common stock	31,997	26,432	32,634	26,923

The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$3,865	$3,082	$7,666	$6,073
Professional development and recruiting	30	31	59	57
Marketing and sales	65	69	175	146
Management and administrative support	616	624	1,416	1,240

Total SBC	4,576	3,806	9,316	7,516

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (1)
(In thousands)

	For the Six Months
	Ended September 30,
	2007	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$6,401	$1,241
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring recovery	—	(284)
Depreciation and amortization	718	891
Stock-based compensation	9,316	7,516
Deferred income taxes	(318)	(48)
Excess tax benefits from employee stock plans	(1,156)	(17)
Changes in assets and liabilities:
Accounts receivable	(7,027)	(4,238)
Prepaid expenses and other	(878)	(860)
Accounts payable	7	(1,025)
Accrued compensation	(5,370)	(2,843)
Income taxes payable	2,334	(647)
Restructuring accrual	(110)	(55)
Other assets and liabilities	946	2,841

Net cash provided by operating activities	4,863	2,472

Cash flows from investing activities:
Decrease (increase) in restricted cash	(63)	3,100
Capital expenditures, net	(1,451)	(1,006)
Other assets	44	—

Net cash provided by (used in) investing activities	(1,470)	2,094

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	3,123	1,095
Payment of employee withholding taxes from equity transactions	(2,063)	(896)
Excess tax benefits from employee stock plans	1,156	17
Purchase of treasury stock	(22,463)	(10,530)

Net cash used in financing activities	(20,247)	(10,314)

Effect of exchange rate changes on cash	124	(417)

Net decrease in cash and cash equivalents	(16,730)	(6,165)
Cash and cash equivalents at beginning of period	84,125	53,267

Cash and cash equivalents at end of period	$67,395	$47,102

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9	$4
Cash paid during the period for income taxes	3,073	570
Non-cash financing activities:
Treasury stock repurchase obligation	$555	$544

(1)	The Condensed Consolidated Statements of Cash Flows are prepared on a combined basis and the reported results include both continuing and discontinued operations for the six month period ended September 30, 2007.

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Reporting

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

Certain amounts reported in the Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2007 have been reclassified to conform to the current presentation. Excess tax benefit deficiencies realized on employee equity awards have been reclassified to be reflected as a component of “income taxes payable” in cash flows from operating activities. These amounts were previously netted with excess tax benefits realized on employee equity awards and reflected as a component of “excess tax benefits from employee stock plans” in cash flows from financing activities. In addition, cash outflows related to the excess tax benefits from employee stock plans have also been reclassified to be reported separately as a component of cash flows from operating activities. These amounts were previously reported as a component of “income taxes payable.”

In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), for interim financial information. Consequently, these statements do not include all the disclosures normally required by GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as discussed in Note I below. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the six months ended September 30, 2008 are not necessarily indicative of results for the full fiscal year.

B.	Restricted Cash

The Company initially deposited $5.5 million in a U.S. Dollar denominated bank account during the fourth quarter of fiscal year 2006 to support the 4.3 million Euros bank guarantee described in Note C below. In January 2007, the bank account was redenominated from U.S. Dollars to Euros. Based upon the terms of the restrictions on the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets. The restricted cash is reflected in non-current assets based on the terms of the bank guarantee which require that it be renewed annually until the conclusion of the appealed tax inspection (see further discussion of the tax inspection in Note C below). Restricted cash totaled $7.3 million and $4.1 million at March 31, 2008 and September 30, 2008, respectively. In June 2008, the Company obtained a release of $3.1 million of restricted cash due to favorable rulings by the Spanish tax authorities on a portion of the assessments being appealed as described in Note C below, and the remaining restricted cash balance was redenominated from Euros into U.S. Dollars.

C.	Discontinued Operations

In March 2006, the Company’s Board of Directors (“the Board”) approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo; and as a result these are reported as “discontinued

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations” for each period presented. North America, the U.K. and India are considered “continuing operations” and are reported as such in the condensed consolidated financial statements and related notes.

On July 19, 2006, the Company signed a definitive agreement to sell its consulting operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo (the “transaction”). The transaction closed on July 31, 2006, at which time the buyer acquired the stock of five of the Company’s subsidiaries in France, Germany, Spain, Brazil, and the United Arab Emirates for approximately $29.5 million in cash. The Company recorded a gain from the sale, including an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold. As a result of the transaction, accumulated foreign currency translation adjustments in the amount of $6.1 million were realized in income and were reflected as a reclassification adjustment in other comprehensive income. Under the terms of the agreement, the Company had the opportunity to earn up to an additional $7.0 million in cash if the consulting units sold by the Company achieved certain revenue objectives during the first 18 months following the closing date of the transaction. During the fourth quarter of fiscal year 2008, the Company received a cash payment of $7.0 million related to the achievement of these revenue objectives, which was reflected as a gain on disposal of discontinued operations.

As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 and 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold in connection with the July 31, 2006 transaction and in accordance with the terms of the agreement, the Company agreed to indemnify the buyer for the liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the conclusion of the appealed tax inspection. At the time of the transaction, such conclusion was not expected before a period of approximately eight years.

During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and therefore the Company believes that the tax authorities will rule in favor of the Company on those appeals. As a result, $4.6 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2008. In addition, the Company obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of September 30, 2008 secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The Company holds shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from such third parties a portion of any payments made by the Company related to tax obligations from tax years 1999 and 2000. As a result of the favorable ruling on a portion of the assessments that were appealed, the Company no longer expects to recover certain of these shares and intends to release such shares as part of the conclusion of a portion of the tax assessments.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Net revenue	$—	$—	$—	$—
Total revenue	—	—	—	—
Gross margin	(539)	—	(316)	—
Loss from operations	(632)	—	(409)	—
Other income	—	—	—	—
Loss from discontinued operations before income taxes	(632)	—	(409)	—
Income tax expense	57	—	7	—
Loss from discontinued operations (net of income taxes)	(689)	—	(416)	—

The Company recorded the reversal of the non-income tax accruals and related expense within the same financial statement line items in which they were originally recorded.

D.	Income Taxes

The Company recorded income tax expense of $1.6 million, which represents a 75% effective income tax rate, in the quarter ended September 30, 2008, compared to income tax expense of $2.7 million, a 49% effective income tax rate, in the same period in the prior fiscal year. The effective tax rate increased in the quarter ended September 30, 2008 due to a decrease in U.S. income relative to the corresponding period in the prior fiscal year, which resulted in international losses representing a larger percentage of consolidated income. The international losses occurred in international jurisdictions where, due to ongoing losses and valuation allowances on the related international deferred tax assets, the Company currently does not recognize a tax benefit on international losses or reported tax expense on international profits. This caused a significant difference between the effective tax rate and the statutory tax rate. The Company also recorded $0.3 million of income tax expense in the quarter ended September 30, 2008 related to a non-cash foreign exchange gain which is taxable in the international jurisdiction, but which is not recognized in the condensed consolidated financial statements. Excluding this $0.3 million tax expense, the effective income tax rate would have been 61% for the quarter ended September 30, 2008.

The Company recorded an income tax benefit of $0.2 million, a negative 18% effective income tax rate, in the six months ended September 30, 2008, compared to income tax expense of $5.2 million, a 43% effective income tax rate, in the same period in the prior fiscal year. The decrease in the effective tax rate in the six months ended September 30, 2008 was primarily related to the reversal of the $1.5 million valuation allowance discussed below, partially offset by a decrease in U.S. income relative to international losses and the $0.3 million income tax expense related to the non-cash foreign exchange gain in the second quarter of fiscal year 2009 discussed above. Excluding the reversal of the valuation allowance and the tax expense on the foreign exchange gain, the effective tax rate for the six months ended September 30, 2008 was 94%.

The Company has deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of September 30, 2008, the remaining valuation allowance against deferred tax assets was $7.0 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2008, the Company received a letter from the U.K. tax authorities confirming a correction to the characterization of a U.K. subsidiary’s losses for the fiscal years ended March 31, 2002 and 2003. Based on this determination, the Company implemented a tax planning strategy to utilize the U.K. subsidiary’s net operating loss carryforwards, which resulted in the reversal of a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009 as management determined that it was more likely than not that the related deferred tax assets would be realized.

E.	Income Per Share

Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and stock appreciation rights (“SARs”) and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income per share for the three and six months ended September 30, 2007 and 2008 (in thousands):

	Three Months			Six Months
	Ended September 30,			Ended September 30,
	2007		2008	2007		2008

Shares used in computing basic income (loss) per share	30,876		26,119	31,031		26,544
Dilutive effect of stock options, SARs and restricted stock/units	1,121		313	1,603		379

Shares used in computing diluted income (loss) per share	31,997	(1)	26,432	32,634	(1)	26,923

Antidilutive securities not included in dilutive income (loss) per share calculation	3,066		8,736	1,626		8,894

(1)	In accordance with Statement of Accounting Financial Standards (“SFAS”) No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

F.	Geographic Data

The Company operates in only one segment, providing management and technology consulting services. Even though the Company has different legal entities operating in various countries, its operations and management are performed on a global basis.

Data regarding net revenue based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008

Net revenue:
North America	$41,057	$36,174	$83,466	$70,757
United Kingdom and India	4,202	4,332	9,733	8,562

Total net revenue	$45,259	$40,506	$93,199	$79,319

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had one client that accounted for 13% of revenue during the three and six months ended September 30, 2007 and no clients that accounted for over 10% of revenue during the three and six months ended September 30, 2008.

Data regarding long-lived assets based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	September 30,
	2008	2008

Long-lived assets:
North America	$5,264	$4,869
United Kingdom and India	863	723

Total long-lived assets	$6,127	$5,592

G.	Lease Commitments

The Company leases office space and equipment under various non-cancelable operating leases. On July 14, 2008 the Company extended the term of its operating lease for the Chicago office headquarters. Under the terms of the lease, the Company is contractually obligated to pay a total of approximately $4.8 million in future estimated lease payments from July 1, 2008 through June 30, 2014. This lease superseded the previous lease for the period of July 1, 2008 through June 30, 2009. The following table was updated from amounts previously reported in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008 to include the effects of this lease as of September 30, 2008. The minimum future lease payments under operating leases with non-cancelable terms in excess of one year are as follows (amounts in thousands):

Year Ended March 31,

2009	$666	(1)
2010	1,820
2011	1,293
2012	1,002
Thereafter	2,346

	$7,127

(1)	Includes the period of October 1, 2008 through March 31, 2009.

Rent expense under operating leases amounted to $0.6 million and $1.3 million for the three and six months ended September 30, 2008, as compared to $0.7 million and $1.4 million for the comparable periods in the prior year.

H.	Restructuring Recovery

We recorded a restructuring recovery of $0.3 million during the quarter ended September 30, 2008 as a result of extending the terms of our Chicago office headquarters lease on July 14, 2008. The terms of the lease extension allowed the Company to return unused office space that was previously included in the initial restructuring charge to the landlord, relieving the Company of this obligation.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Recent Accounting Pronouncements

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and financial liabilities. Relative to SFAS No. 157, the Financial Accounting Standard Board (“FASB”) released FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions until April 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In March 2006, the Company’s Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to a plan to sell the portions of its international operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo; and as a result these are reported as discontinued operations in the financial statements and related notes. North America, the U.K. and India are considered continuing operations. The Condensed Consolidated Statements of Cash Flows are prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

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

During the quarter ended September 30, 2008, we generated net revenue of $40.5 million from 64 clients. At September 30, 2008, we employed 495 consultants and 116 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

Our revenue is driven by our ability to secure new client engagements, maintain existing client engagements and develop and implement solutions that add value to our clients. Our revenue is comprised of professional fees for services rendered to our clients plus reimbursable expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements, and the level of client involvement. We recognize revenue as services are performed. Our services are performed in accordance with the terms of the client engagement agreement. We bill our clients for these services on either a monthly or semi-monthly basis in accordance with the terms of the client engagement agreement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may be contractually required to bill for those services at an earlier or later date than the date services are provided. Provisions are made based on our experience for estimated uncollectible amounts in addition to any specifically identified amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. We also defer a portion of the revenue from each client engagement to cover the estimated costs that are likely to be incurred subsequent to targeted project completion. We refer to this as “project run-on.” This portion of the project revenue is reflected in deferred revenue and is calculated based on our historical project run-on experience. While we have been required to make revisions to our clients’ estimated deliverables and to incur

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

We generate revenue in several different countries globally and our revenues and expenses are denominated in multiple currencies. The most common currencies that we operate under are the U.S. Dollar, the British Pound Sterling, the Euro and the Indian Rupee. However, the majority of revenue and expenses are denominated in the U.S. Dollar and as such, our consolidated revenues and expenses should not be significantly impacted by fluctuations in foreign currency exchange rates.

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs are travel, subcontracting fees, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Gross margin increased $2.6 million, or 31%, in the second quarter of fiscal year 2009 compared to the first quarter of fiscal year 2009 primarily due to an increase in net revenue resulting from an increase in the average net revenue per client. Our project personnel costs decreased in the second quarter of fiscal year 2009 compared to the first quarter of fiscal year 2009 due to lower average compensation resulting from the addition of junior level campus hires during the quarter and a decline in employee benefits expense, partially offset by an increase in variable compensation. Gross margin decreased $2.9 million, or 21%, in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008 primarily due to a decrease in net revenue, partially offset by lower project personnel compensation costs and lower stock-based compensation expense due to a decline in headcount and a lower overall value of annual equity awards granted in the first quarter of fiscal year 2009, respectively. Our practice headcount was 495 at September 30, 2008 compared to 469 at June 30, 2008 and 518 at September 30, 2007. Our annualized net revenue per practice professional was $336 thousand for the second quarter of fiscal year 2009 compared to $317 thousand for the first quarter of fiscal year 2009 and $357 thousand for the second quarter of fiscal year 2008. The increase from the first quarter of fiscal year 2009 is primarily related to increased revenue and chargeability. The decrease from the second quarter of fiscal year 2008 is attributable to a decrease in net revenue and increased discounts partially offset by increased chargeability.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information technology, human resources, facilities administration and support (including the renting of office space) and legal services. Management believes that income from operations, which is gross margin less operating expenses, is an important measure of our operating performance. Income from operations was $2.0 million in the second quarter of fiscal year 2009, compared to a loss from operations of $1.2 million in the first quarter of fiscal year 2009. The increase in income from operations was due to the increase in gross margin as discussed above, as well as a decrease in other operating expenses in the second fiscal quarter. The decrease in other operating expenses was primarily due to a firm-wide training event held in the first quarter of fiscal year 2009, a decrease in facility rent expense, and the reversal of a restructuring accrual as a result of extending the terms of our Chicago office headquarters lease in the second quarter of fiscal year 2009. These operating expense decreases were partially offset by an increase in marketing costs related to our DiamondExchangetm events held in the second quarter of fiscal year 2009. Income from operations decreased 58% in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008 primarily due to the decrease in gross margin as discussed above.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

We regularly review our client service fees, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are aligned with our revenue level. In addition, we regularly monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the second quarter of fiscal year 2009 increased to 66% compared to 59% in the first quarter of fiscal year 2009 and 60% in the second quarter of fiscal year 2008.

Free cash flow from continuing operations was $1.5 million for the six months ended September 30, 2008. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($2.5 million) net of capital expenditures ($1.0 million), provides a consistent metric from which the performance of the business may be monitored.

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

Recent Accounting Pronouncements

See Note I to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

Revenue

Net revenue decreased $4.8 million, or 11%, for the three months ended September 30, 2008, as compared to the same period in the prior year. Net revenue decreased $13.9 million, or 15%, for the six months ended

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

September 30, 2008 as compared to the same period in the prior fiscal year. These decreases were primarily due to deterioration in global economic conditions.

We served 64 clients during the quarter ended September 30, 2008 compared to 63 clients during the same period in the prior fiscal year. Average net revenue per client decreased to $0.6 million during the quarter ended September 30, 2008 compared to $0.7 million during the same period in the prior fiscal year. We continue to focus on expanding our client base and reducing client concentration.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 5% of revenue during the quarter ended September 30, 2008 compared to 8% during the same period in the prior fiscal year. For the quarters ended September 30, 2007 and 2008, billed fee revenue and new client revenue mix by the industries that we serve were as follows:

	Billed Fee Revenue		New Client Revenue
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
Industry	2007	2008	2007	2008

Financial Services	28%	29%	20%	18%
Insurance	24%	24%	8%	28%
Healthcare	21%	18%	13%	9%
Enterprise	18%	22%	41%	39%
Telecommunications	7%	4%	8%	6%
Public Sector	2%	3%	10%	0%

	100%	100%	100%	100%

We served 79 clients during the six months ended September 30, 2008 compared to 83 clients during the same period of the prior fiscal year. Average net revenue per client decreased to $1.0 million during the six months ended September 30, 2008 compared to $1.1 million during the same period of the prior fiscal year. We continue to focus on expanding our client base and reducing client concentration.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 6% of revenue during the six months ended September 30, 2008 compared to 10% during the same period of the prior fiscal year. For the six months ended September 30, 2007 and 2008, billed fee revenue and new client revenue mix by the industries that we serve were as follows:

	Billed Fee Revenue		New Client Revenue
	For the Six Months Ended		For the Six Months Ended
	September 30,		September 30,
Industry	2007	2008	2007	2008

Financial Services	29%	29%	22%	26%
Insurance	24%	23%	3%	19%
Healthcare	20%	19%	21%	5%
Enterprise	19%	22%	47%	39%
Telecommunications	6%	4%	4%	4%
Public Sector	2%	3%	3%	7%

	100%	100%	100%	100%

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses decreased $1.9 million, or 6%, during the quarter ended September 30, 2008 as compared to the same period in the prior fiscal year. This decrease was primarily due to decreased project personnel compensation and benefits expense attributed to lower headcount and decreased stock-based compensation expense resulting from a lower overall value of annual equity awards granted in the first quarter of fiscal year 2009, partially offset by an increase in variable compensation expense. As a percentage of net revenue, project personnel costs before reimbursable expenses increased to 73% during the quarter ended September 30, 2008 compared to 69% in the same period in the prior fiscal year. This increase was primarily due to the 11% decrease in net revenue partially offset by the project personnel cost reductions noted above.

Project personnel costs before reimbursable expenses decreased $4.2 million, or 7%, during the six months ended September 30, 2008 as compared to the same period in the prior fiscal year. This decrease was primarily due to decreased project personnel compensation and benefits expense, decreased variable compensation expense due to lower headcount and decreased stock-based compensation expense resulting from a lower overall value of annual equity awards granted in the first quarter of fiscal year 2009. As a percentage of net revenue, project personnel costs before reimbursable expenses increased to 76% during the quarter ended September 30, 2008 compared to 69% in the same period in the prior fiscal year. This increase was primarily due to the 15% decrease in net revenue partially offset by the project personnel cost reductions noted above.

The following table summarizes practice personnel data for the quarters ended September 30, 2007 and 2008:

	For the Three Months Ended September 30,
	2007	2008

Practice headcount	518	495
Annualized net revenue per practice professional (in thousands)	$357	$336
Utilization rate	60%	66%
Annualized voluntary attrition	21%	9%
Total annualized attrition(1)	24%	20%

(1)	Defined as voluntary attrition plus Company-initiated attrition.

Professional Development and Recruiting

Professional development and recruiting expenses decreased $0.4 million, or 21%, during the quarter ended September 30, 2008 as compared to the same period in the prior fiscal year. Professional development and recruiting expenses decreased $0.6 million, or 12%, during the six months ended September 30, 2008 as compared to the same period in the prior fiscal year. These decreases were primarily due to lower sourcing fees and lower overall training costs in the quarter and six months ended September 30, 2008, as compared to the same periods in the prior fiscal year. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus searches.

Marketing and Sales

Marketing and sales expenses increased $0.6 million, or 78%, during the quarter ended September 30, 2008 as compared to the same period in the prior fiscal year. Marketing and sales expenses increased $0.5 million, or 38%, during the six months ended September 30, 2008 as compared to the same period in the prior fiscal year. These increases were primarily due to increased marketing expenditures related to our DiamondExchangetm events during the quarter and six months ended September 30, 2008 compared to that of the same periods in the prior fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Management and Administrative Support

Management and administrative support expenses did not change significantly during the quarter or six months ended September 30, 2008 as compared to the same periods in the prior fiscal year.

Other Income, Net

Other income, net decreased $0.8 million, or 87%, during the quarter ended September 30, 2008 as compared to the same period in the prior fiscal year. Other income, net decreased $1.7 million, or 85%, during the six months ended September 30, 2008 as compared to the same period in the prior fiscal year. These decreases were primarily due to a decrease in interest income resulting from lower interest rate yields and a decrease in the cash and cash equivalent balances in the quarter and six months ended September 30, 2008 compared to the same periods in the prior fiscal year. In addition, we incurred a foreign exchange transaction loss in the first quarter of fiscal year 2009 due to a bank delay in obtaining the release of restricted cash following the reversal of the indemnification obligation as described in Note C to the condensed consolidated financial statements.

Income Tax Expense

We recorded income tax expense of $1.6 million, which represents a 75% effective income tax rate, in the quarter ended September 30, 2008, compared to income tax expense of $2.7 million, a 49% effective income tax rate, in the same period in the prior fiscal year. The effective tax rate increased in the quarter ended September 30, 2008 due to a decrease in U.S. income relative to the corresponding period in the prior fiscal year, which resulted in international losses representing a larger percentage of consolidated income. The international losses occurred in international jurisdictions where, due to ongoing losses and valuation allowances on the related international deferred tax assets, the Company currently does not recognize a tax benefit on international losses or reported tax expense on international profits. This caused a significant difference between the effective tax rate and the statutory tax rate. We also recorded $0.3 million of income tax expense in the quarter ended September 30, 2008 related to a non-cash foreign exchange gain which is taxable in the international jurisdiction, but which is not recognized in the condensed consolidated financial statements. Excluding this $0.3 million tax expense, the effective income tax rate would have been 61% for the quarter ended September 30, 2008.

We recorded an income tax benefit of $0.2 million, a negative 18% effective income tax rate, in the six months ended September 30, 2008, compared to income tax expense of $5.2 million, a 43% effective income tax rate, in the same period in the prior fiscal year. The decrease in the effective tax rate in the six months ended September 30, 2008 was primarily related to the reversal of the $1.5 million valuation allowance discussed below, partially offset by a decrease in U.S. income relative to international losses and the $0.3 million income tax expense related to the non-cash foreign exchange gain in the second quarter of fiscal year 2009 discussed above. Excluding the reversal of the valuation allowance and the tax expense on the foreign exchange gain, the effective tax rate for the six months ended September 30, 2008 was 94%.

The Company has deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of September 30, 2008, the remaining valuation allowance against deferred tax assets was $7.0 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards.

In May 2008, we received a letter from the U.K. tax authorities confirming a correction to the characterization of a U.K. subsidiary’s losses for the fiscal years ended March 31, 2002 and 2003. Based on this determination, the Company implemented a tax planning strategy to utilize the U.K. subsidiary’s net operating loss carryforwards, which resulted in the reversal of a $1.5 million international tax valuation allowance in the first quarter of fiscal year

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

2009 as management determined that it was more likely than not that the related deferred tax assets would be realized.

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

We did not report income from discontinued operations during the quarter or six month ended September 30, 2008. During the quarter and six months ended September 30, 2007, we recorded a loss from discontinued operations of $0.7 and $0.4 million, respectively, as a result of the fluctuation in the share price of Diamond shares held in escrow related to the Spanish tax obligation as discussed in Note C to the condensed consolidated financial statements.

Liquidity and Capital Resources

The following table describes our liquidity and financial position as of September 30, 2007 and 2008:

	September 30,
	2007	2008
	(In millions)

Working capital(1)	$78.8	$55.0
Cash and cash equivalents(1)	$67.4	$47.1
Non-utilized bank credit facilities	$7.5	$17.8
Stockholders’ equity(1)	$92.0	$70.5

(1)	The decrease in working capital, cash and cash equivalents and stockholders’ equity as of September 30, 2008 as compared to September 30, 2007 is primarily the result of our share repurchase program. During the twelve month period beginning October 1, 2007 through September 30, 2008, we repurchased 6.5 million shares at an aggregate cost of $40.2 million, including 2.6 million shares repurchased through a modified “Dutch Auction” tender offer during the fourth quarter of fiscal year 2008.

Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations, proceeds received upon the exercise of stock options by our employees and in fiscal years 2007 and 2008, proceeds from the sale of portions of our international operations reported as discontinued operations. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our dividend payments and stock repurchase program. We anticipate that such internal sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and Common Stock dividend requirements at least through fiscal year 2010.

Our cash is invested in highly-liquid, short-term investments with little to no principal risk. These investments must be rated either AAA or A1/P1 by Standard & Poors, Moody’s or Fitch, Inc. During the quarter and six months ended September 30, 2007 and 2008, we did not invest in nonconsolidated conduits, collateralized debt obligations,

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

auction-rate securities, or structured investment vehicles, and we do not have any plans to invest in such investments in the foreseeable future.

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (the “Bank”) under which we may borrow up to $20.0 million. The line of credit was amended and restated on July 31, 2007 and modified on March 31, 2008 to increase the line of credit from $10.0 million to $20.0 million, grant the lender a security interest in the Company’s assets and amend certain financial covenants to allow for the modified “Dutch Auction” tender offer completed in March 2008. Under the new credit agreement, the Company is required to adhere to financial covenants including a minimum tangible net worth of $30.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments cannot exceed $17.5 million in a trailing twelve calendar month period and the annual purchase, retirement or redemption of Company stock cannot exceed the defined maximum amounts associated with the time periods described in the agreement. The Company must also maintain $10.0 million in its money market account pledged to the Bank under the terms of the agreement. The annual interest rate under the new agreement is based on the prime rate or LIBOR plus the applicable margin for each as defined in the agreement. We agreed to pay a commitment fee to the Bank equal to one-quarter of one percent per year on the unused credit facility from September 1, 2008 through the termination date of the agreement. The new credit agreement expires July 31, 2009 and we expect to renew the line of credit under similar terms at that time. The line of credit is reduced, as necessary, to account for letters of credit outstanding issued by the Bank that secure the Company’s office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations. These letters of credit cannot exceed $4.0 million. As of September 30, 2008, these letters of credit totaled $2.2 million. As of September 30, 2008, there were no outstanding borrowings and we had approximately $17.8 million available under this line of credit. We currently do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

Cash Flows from Operating Activities

During the six months ended September 30, 2008, net cash provided by operating activities was $2.5 million. This primarily resulted from the following activities (amounts in millions):

Six Months Ended
September 30, 2008

Net income	$1.2
Non-cash charges(1)	8.1
Total increases in cash flows from operating activities due to changes in assets and liabilities(2)	2.8
Total decreases in cash flows from operating activities due to changes in assets and liabilities(3)	(9.6)

Net cash provided by operating activities	$2.5

(1)	Non-cash charges aggregating $8.1 million are added to net income of $1.2 million to arrive at net cash flows from operating activities. These non-cash charges are summarized as follows (in millions):

Six Months Ended
September 30, 2008

Stock-based compensation	$7.5
Depreciation and amortization	0.9
Restructuring recovery	(0.3)

Total non-cash charges	$8.1

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

(2)	The total increase in cash flows from operating activities due to changes in assets and liabilities of $2.8 million was primarily related to an increase in accrued benefits, deferred rent, and other accrued liabilities during the six months ended September 30, 2008.

(3)	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $9.6 million. This decrease was primarily the result of an increase in accounts receivable of $4.2 million, a decrease in accrued compensation of $2.8 million partially related to the payment of $4.6 million of annual variable compensation expense recorded in the prior fiscal year, and a decrease in accounts payable of $1.0 million. The decreases are summarized as follows (in millions):

Six Months Ended
September 30, 2008

Accounts receivable	$(4.2)
Accrued compensation	(2.8)
Accounts payable	(1.0)
Prepaid expenses and other	(0.9)
Income taxes payable	(0.6)
Restructuring accrual	(0.1)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(9.6)

Our billings for the three and six months ended September 30, 2008 totaled $46.9 million and $91.0 million, respectively, compared to $51.3 million and $105.9 million, respectively, for the three and six months ended September 30, 2007. The decrease in billings is due to a decrease in revenue and reimbursable expenses primarily due to deteriorating economic conditions. These amounts include value added tax (“VAT”) and billings to clients for reimbursable expenses (which are not included in net revenue). Our gross accounts receivable balance of $17.9 million at September 30, 2008 represented 34 days of billings for the quarter ended September 30, 2008. At September 30, 2007, the gross receivable balance was $22.6 million which represented 40 days of billings for the quarter ended September 30, 2007. The decrease in accounts receivable at September 30, 2008 as compared to September 30, 2007 was principally due to decreased revenue during the quarter ended September 30, 2008. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.

Cash Flows from Investing Activities

Cash provided by investing activities was $2.1 million for the six months ended September 30, 2008 largely due to the release of restricted cash of $3.1 million due to the favorable rulings by the Spanish tax authorities on a portion of the assessments being appealed as described below, partially offset by capital expenditures of $1.0 million which were primarily related to purchases of computer hardware and capitalized labor costs for the customization of internal use software.

Cash Flows from Financing Activities

Cash used in financing activities was $10.3 million for the six months ended September 30, 2008 resulting from the repurchase of common stock totaling $10.5 million and the payment of employee withholding taxes from equity transactions of $0.9 million. These were offset by $1.1 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan.

Contractual Obligations

On July 14, 2008 we extended the term of our operating lease for our Chicago headquarters office space. Under the terms of the lease, we are contractually obligated to pay a total of approximately $4.8 million in future estimated

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

lease payments from July 1, 2008 through June 30, 2014. This lease superseded the previous lease for the period of July 1, 2008 through June 30, 2009. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Contingencies

From time to time, we undergo various tax examinations and audits related to our holding company and its subsidiaries. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 and 2000, on January 3, 2006 we provided a bank guarantee in the amount of 4.3 million Euros to the Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold on July 31, 2006 and in accordance with the terms of the sale document, we agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the conclusion of the appealed tax inspection. At the time of the transaction, such conclusion was not expected before a period of approximately eight years.

During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in our favor on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and therefore we believe that the tax authorities will rule in our favor on those appeals. As a result, we reversed $4.6 million of the indemnification obligation during the fourth quarter of fiscal year 2008. In addition, we obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of September 30, 2008 secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors and based upon guidance set forth in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”). We hold shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from such third parties a portion of any payments made by the Company related to tax obligations from tax years 1999 and 2000. As a result of the favorable ruling on a portion of the assessments that were appealed, we no longer expect to recover certain of these shares and intend to release such shares as part of the conclusion of a portion of the tax assessments.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.

Treasury Stock Transactions

The Board has authorized, from time to time, the repurchase of our common stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the quarter ended September 30, 2008, we repurchased

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

approximately 1.1 million shares at an average price of $5.07. As of September 30, 2008, the amount available for repurchase under the Buy-back Program was $29.0 million.

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

This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. There have been no material changes to the Company’s market risk during the six months ended September 30, 2008.

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

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the period. During the quarter ended September 30, 2008, we did not have any clients that individually accounted for 10% or more of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable or group of receivables, we could be subject to significant financial exposure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended September 30, 2008, the Company repurchased approximately 1.1 million shares at an average price of $5.07. As of September 30, 2008, the amount available for repurchase under the Buy-back Program was $29.0 million.

	Issuer Purchases of Equity Securities
				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
	Total Number of	Average Price Paid	Purchased as Part of	That May be Purchased
Period	Shares Purchased	per Share(1)	Publicly Announced Plans	Under the Plan

July 1, 2008 — July 31, 2008	351,868	$4.99	351,868	$32,928,747
August 1, 2008 — August 31, 2008	132,690	$5.82	132,690	$32,156,514
September 1, 2008 — September 30, 2008	636,284	$4.96	636,284	$29,003,501

(1)	Average price paid per share of stock repurchased under the Buy-back Program is execution price, including commissions paid to brokers.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 9, 2008, the Company held its annual meeting of stockholders in Chicago, Illinois. There were three proposals for which the stockholders considered and cast votes. First, Edward R. Anderson, Adam J. Gutstein, Michael E. Mikolajczyk and Javier Rubio were re-elected by the stockholders to serve as Class III members of the Board of Directors for three-year terms expiring at the 2011 annual meeting of stockholders. The members of the Board of Directors are divided into three approximately equal classes, one class of which is elected each year for a three-year term to succeed the directors whose terms are expiring. There are no other differences in director rights.

Second, the stockholders voted to ratify the appointment of KPMG LLP by the Audit Committee as the Company’s independent registered auditors for fiscal year 2009 (ending March 31, 2009).

Lastly, the stockholders voted to approve the Company’s new employee stock purchase plan.

Abstentions and broker non-votes were not counted for purposes of proposal 1. For proposals 2 and 3, abstentions were counted as votes against and broker non-votes were not counted.

The vote on each of the three proposals is set forth below.

1. Election of Directors:

Name	For	Withheld	Total Votes Present

Edward R. Anderson	22,421,142	673,550	23,094,692
Adam J. Gutstein	22,824,578	270,114	23,094,692
Michael E. Mikolajczyk	22,433,651	661,041	23,094,692
Javier Rubio	22,682,884	411,808	23,094,692

2. Ratification of appointment of KPMG LLP as independent registered auditors:

			Total Votes Present
For			(% of Total Shares
(% of Total Votes Present)	Against	Abstained	Outstanding)

23,008,862 (99.63)%	74,102	11,728	23,094,692 (87.47%)

3. Adoption of the Company’s Employee Stock Purchase Plan:

				Total Votes Present
For				(% of Total Shares
(% of Total Votes Present)	Against	Abstained	Broker Non-Votes	Outstanding)

14,403,140 (62.37)%	3,831,651	275,175	4,584,726	23,094,692 (87.47%)

Item 5.	Other Information

The following describes the Company’s current director compensation plan for non-employee directors as amended through September 9, 2008. Directors who are employees receive no additional compensation for serving on the Board. The key components of the director compensation program are an annual retainer of cash and equity and additional compensation to committee chairs, Audit Committee members and the Lead Director and Chairman. In addition, the Company may pay additional compensation to directors for service on special committees requiring significant additional time.

For the period September 11, 2007 to September 8, 2008, the Company paid each non-employee director an annual retainer of $100,000 comprised of $60,000 in equity and $40,000 in cash. On September 9, 2008, the Board of Directors increased the cash component of the annual retainer from $40,000 to $60,000 to bring the total annual retainer to $120,000. Non-employee directors who serve as chairs of standing committees receive an additional annual cash fee of $10,000, and Audit Committee members other than the chair receive an additional annual cash fee of $5,000 to reflect the greater number of meetings required of the Audit Committee. Also on September 9, 2008, the Board of Directors increased the additional annual cash fee paid to the Board’s Lead Director from $5,000 to $10,000. Finally, the Company currently pays an additional cash fee to its Chairman pursuant to his transition

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

from executive to non-executive Chairman in the amount of $100,000. The Company also reimburses the directors for customary business expenses incurred but does not pay any separate meeting fees.

The Company currently makes annual equity awards valued at $60,000 to the non-employee directors under the 2000 Stock Option Plan. Each non-employee director receives his or her equity award and annual cash fees following the Company’s annual meeting. The number of non-qualified stock options included in an award is determined in the same manner as for Company employees. The equity award vests in full after one year. If a director ceases to be a director of the Company, the following policy applies with respect to his or her options: (i) in the event of death, any unvested options would vest immediately, and the director’s estate would have the full term of the options in which to exercise them; (ii) in the event of disability, any unvested options would vest immediately, and the director would have 12 months in which to exercise his or her options; (iii) in the event of a voluntary departure, any unvested options would be canceled, and the director would have two years from the date of his or her resignation in which to exercise his or her vested options; and (iv) in the event of an involuntary departure, any unvested options would be canceled, and the director would have 90 days in which to exercise his or her vested options.

Non-employee directors may defer all or part of their compensation until the director retires, dies, becomes disabled or otherwise no longer serves as a director, or in the event of a change in control at the Company. The directors are required to make their deferral elections annually.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-Q. Where so indicated, exhibits which were previously filed are incorporated herein by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Description

3.1	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.1	Stock Purchase Agreement dated July 19, 2006 by and between Diamond Cluster International B.V. and Mercer Management Consulting, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.2	Employment Agreement between each of the Executive Officers and the Company (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 (File No. 000-22125) and incorporated herein by reference).
10.3	Partners’ Operating Agreement dated as of April 1, 2007 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 (File No. 000-22125) and incorporated herein by reference).
10.4	Amended and Restated 1998 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.5	Form of Notices of Grant and Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2007 (File No. 000-22125) and incorporated herein by reference).

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Exhibit No.		Description

10.6		Form of Notices of Grant and Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2005 (File No. 000-22125) and incorporated herein by reference).
10.7		2000 Stock Option Plan, as amended June 4, 2008 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2008 (File No. 000-22125) and incorporated herein by reference).
10.8		Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64278) filed June 29, 2001 and incorporated herein by reference).
10	.9*	New Employee Stock Purchase Plan as approved by the Company’s stockholders on September 9, 2008.
10.10		Summary of Outside Director Board Compensation (disclosed under “Item 5. Other Information” above and incorporated herein by reference).
10.11		Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, N.A. dated July 31, 2007 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2008 (File No. 000-22125) and incorporated herein by reference).
10.12		First Modification Agreement (to that certain Amended and Restated Credit Agreement dated July 31, 2007) among the Company, JP Morgan Chase Bank, N.A., and certain of the Company’s subsidiaries dated March 31, 2008 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2008 (File No. 000-22125) and incorporated herein by reference).
31	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: November 6, 2008

By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer

Date: November 6, 2008