Form 10-Q
period 2008-12-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2009-02-05
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2008
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

As of January 31, 2009, there were 25,967,843 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2008

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2008	2008
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$53,267	$42,437
Accounts receivable, net of allowance of $695 and $691 as of March 31, 2008 and December 31, 2008, respectively	13,215	13,881
Income taxes receivable	256	292
Deferred tax asset — current portion	1,236	814
Prepaid expenses	1,970	2,001
Other current assets	1,276	1,321

Total current assets	71,220	60,746
Restricted cash	7,338	4,096
Computers, equipment, leasehold improvements and software, net	4,572	4,031
Deferred tax asset — long-term portion	7,710	6,545
Other assets	1,555	1,542

Total assets	$92,395	$76,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,416	$2,648
Accrued compensation	4,648	3,773
Deferred revenue	1,092	1,099
Accrued benefits	2,704	2,164
Restructuring accrual — current portion	220	—
Other accrued liabilities	4,574	3,304

Total current liabilities	15,654	12,988
Restructuring accrual — long-term portion	119	—
Deferred rent — long-term portion	34	930
Accrued income tax liabilities — long-term portion	1,286	1,897
Net tax indemnification obligation	450	323

Total liabilities	17,543	16,138

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value, 300,000 shares authorized, 40,024 and 40,087 shares issued as of March 31, 2008 and December 31, 2008, respectively	40	40
Additional paid-in capital	622,849	616,605
Accumulated other comprehensive loss	(2,748)	(4,527)
Accumulated deficit	(424,831)	(432,605)

	195,310	179,513
Less common stock in treasury, at cost, 12,936 and 14,281 shares held at March 31, 2008 and December 31, 2008, respectively	120,458	118,691

Total stockholders’ equity	74,852	60,822

Total liabilities and stockholders’ equity	$92,395	$76,960

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Net revenue	$46,724	$36,960	$139,923	$116,279
Reimbursable expenses	5,710	6,296	17,250	16,698

Total revenue	52,434	43,256	157,173	132,977
Project personnel expenses:
Project personnel costs before reimbursable expenses	30,817	27,168	94,938	87,058
Reimbursable expenses	5,710	6,296	17,250	16,698

Total project personnel expenses	36,527	33,464	112,188	103,756

Gross margin	15,907	9,792	44,985	29,221

Other operating expenses:
Professional development and recruiting	2,732	1,688	7,283	5,684
Marketing and sales	1,019	104	2,423	2,047
Management and administrative support	6,804	5,944	19,839	18,956
Restructuring recovery	—	—	—	(284)

Total other operating expenses	10,555	7,736	29,545	26,403

Income from operations	5,352	2,056	15,440	2,818
Other income, net	699	344	2,639	629

Income from continuing operations before income taxes	6,051	2,400	18,079	3,447
Income tax expense	3,209	2,386	8,420	2,192

Income from continuing operations after income taxes	2,842	14	9,659	1,255
Discontinued operations:
Loss from discontinued operations, net of income taxes	(311)	—	(727)	—

Net income	2,531	14	8,932	1,255
Foreign currency translation adjustments	(27)	(998)	60	(1,764)
Unrealized gain (loss) on investment	(28)	(133)	4	(15)

Comprehensive income (loss)	$2,476	$(1,117)	$8,996	$(524)

Basic income (loss) per share of common stock:
Income from continuing operations	$0.09	$—	$0.31	$0.05
Loss from discontinued operations	(0.01)	—	(0.02)	—

Net income	$0.08	$—	$0.29	$0.05

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.09	$—	$0.30	$0.05
Loss from discontinued operations	(0.01)	—	(0.02)	—

Net income	$0.08	$—	$0.28	$0.05

Shares used in computing basic income (loss) per share of common stock	30,012	25,621	30,690	26,239
Shares used in computing diluted income (loss) per share of common stock	30,627	25,906	32,027	26,658

The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$3,710	$3,029	$11,376	$9,102
Professional development and recruiting	40	23	99	80
Marketing and sales	82	66	257	212
Management and administrative support	594	582	2,010	1,822

Total SBC	$4,426	$3,700	$13,742	$11,216

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (1)
(In thousands)

	For the Nine Months
	Ended December 31,
	2007	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$8,932	$1,255
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring recovery	—	(284)
Depreciation and amortization	1,101	1,339
Stock-based compensation	13,742	11,216
Deferred income taxes	1,193	1,365
Excess tax benefits from employee stock plans	(1,202)	(262)
Changes in assets and liabilities:
Accounts receivable	5,355	(1,300)
Prepaid expenses and other	(765)	(290)
Accounts payable	(215)	268
Accrued compensation	(4,154)	(843)
Income taxes payable	(119)	(2,098)
Restructuring accrual	(165)	(55)
Other assets and liabilities	260	(434)

Net cash provided by operating activities	23,963	9,877

Cash flows from investing activities:
Decrease (increase) in restricted cash	(97)	3,085
Distribution from available-for-sale investments	—	289
Capital expenditures, net	(2,204)	(1,297)
Other assets	44	—

Net cash provided by (used in) investing activities	(2,257)	2,077

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	3,814	1,575
Payment of employee withholding taxes from equity transactions	(3,119)	(1,497)
Excess tax benefits from employee stock plans	1,202	262
Common stock cash dividends	(10,770)	(9,032)
Purchase of treasury stock	(31,955)	(13,145)

Net cash used in financing activities	(40,828)	(21,837)

Effect of exchange rate changes on cash	92	(947)

Net decrease in cash and cash equivalents	(19,030)	(10,830)
Cash and cash equivalents at beginning of period	84,125	53,267

Cash and cash equivalents at end of period	$65,095	$42,437

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9	$41
Cash paid during the period for income taxes	$7,189	$2,948
Non-cash financing activities:
Treasury stock repurchase obligation	$795	$—

(1)	The Condensed Consolidated Statements of Cash Flows is prepared on a combined basis and the reported results include both continuing and discontinued operations for the nine month period ended December 31, 2007.

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Reporting

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

Certain amounts reported in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007 have been reclassified to conform to the current presentation. Excess tax benefit deficiencies realized on employee equity awards have been reclassified to be reflected as a component of “income taxes payable” in cash flows from operating activities. These amounts were previously netted with excess tax benefits realized on employee equity awards and reflected as a component of “excess tax benefits from employee stock plans” in cash flows from financing activities. In addition, cash outflows related to the excess tax benefits from employee stock plans have also been reclassified to be reported separately as a component of cash flows from operating activities. These amounts were previously reported as a component of “income taxes payable.”

In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), for interim financial information. Consequently, these statements do not include all the disclosures normally required by GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as discussed in Note I below. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the nine months ended December 31, 2008 are not necessarily indicative of results for the full fiscal year.

B.	Restricted Cash

The Company initially deposited $5.5 million in a U.S. Dollar denominated bank account during the fourth quarter of fiscal year 2006 to support the 4.3 million Euros bank guarantee described in Note C below. In January 2007, the bank account was redenominated from U.S. Dollars to Euros. Based upon the terms of the restrictions on the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets. The restricted cash is reflected in non-current assets based on the terms of the bank guarantee which require that it be renewed annually until the conclusion of the appealed tax inspection (see further discussion of the tax inspection in Note C below). Restricted cash totaled $7.3 million and $4.1 million at March 31, 2008 and December 31, 2008, respectively. In June 2008, the Company obtained a release of $3.1 million of restricted cash due to favorable rulings by the Spanish tax authorities on a portion of the assessments being appealed as described in Note C below, and the remaining restricted cash balance was redenominated from Euros into U.S. Dollars.

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

During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and therefore the Company believes that the tax authorities will rule in favor of the Company on those appeals. As a result, $4.6 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2008. In addition, the Company obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of December 31, 2008 secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The Company holds shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from such third parties a portion of any payments made by the Company related to tax obligations from tax years 1999 and 2000. As a result of the favorable ruling on a portion of the assessments that were appealed, the Company no longer expects to recover certain of these shares and intends to release such shares as part of the conclusion of a portion of the tax assessments.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008

Net revenue	$—	$—	$—	$—
Total revenue	—	—	—	—
Gross margin	(243)	—	(559)	—
Loss from operations	(285)	—	(694)	—
Other income	—	—	—	—
Loss from discontinued operations before income taxes	(285)	—	(694)	—
Income tax expense	26	—	33	—
Loss from discontinued operations (net of income taxes)	(311)	—	(727)	—

The Company recorded the reversal of the non-income tax accruals and related expense within the same financial statement line items in which they were originally recorded.

D.	Income Taxes

The Company recorded income tax expense of $2.4 million, which represents a 99% effective income tax rate, in the quarter ended December 31, 2008, compared to income tax expense of $3.2 million, a 53% effective income tax rate, in the same period in the prior fiscal year. The effective tax rate increased in the quarter ended December 31, 2008 relative to the corresponding period in the prior fiscal year due to a $0.6 million increase in income tax expense related to a non-cash foreign exchange gain which is taxable in the international jurisdiction, but is not recognized in the condensed consolidated financial statements. The Company also increased its accrual for uncertain tax liabilities related to ongoing income tax audits by $0.3 million. Excluding these two items totaling $0.9 million of tax expense, the effective income tax rate would have been 60% for the quarter ended December 31, 2008. The Company also incurred losses in international jurisdictions in each respective period where, due to ongoing losses and valuation allowances on the related international deferred tax assets, the Company currently does not recognize a tax benefit on international losses or reported tax expense on international profits. These items caused a significant difference between the effective tax rate and the statutory tax rate.

The Company recorded income tax expense of $2.2 million, a 64% effective income tax rate, in the nine months ended December 31, 2008, compared to income tax expense of $8.4 million, a 47% effective income tax rate, in the same period in the prior fiscal year. Excluding the effect of the $1.5 million valuation allowance reversal in the first quarter of fiscal year 2009 described below, $0.3 million and $0.6 million of income tax expense on non-cash foreign exchange gains in the second and third quarters of fiscal year 2009, respectively, and the $0.3 million income tax expense related to ongoing income tax audits in the third quarter of fiscal year 2009 described above, the effective tax rate would have been 70% for the nine months ended December 31, 2008. The resulting increase in the effective tax rate is due to losses in international jurisdictions during the period where, due to ongoing losses and valuation allowances on the related international deferred tax assets, the Company currently does not recognize a tax benefit on international losses or reported tax expense on international profits. The decrease in domestic pre-tax income for the nine months ended December 31, 2008 relative to the corresponding period in the prior fiscal year resulted in international losses representing a larger percentage of consolidated income. These items caused a significant difference between the effective tax rate and the statutory tax rate.

The Company has deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred primarily in fiscal year 2002 and fiscal year 2003. Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of December 31, 2008, the remaining valuation allowance against deferred tax assets was $6.1 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards.

In May 2008, the Company received a letter from the U.K. tax authorities confirming a correction to the characterization of a U.K. subsidiary’s losses for the fiscal years ended March 31, 2002 and 2003. Based on this determination, the Company implemented a tax planning strategy to utilize the U. K. subsidiary’s net operating loss carryforwards, which resulted in the reversal of a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009 as management determined that it was more likely than not that the related deferred tax assets would be realized.

E.	Income Per Share

Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and stock appreciation rights (“SARs”) and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income per share for the three and nine months ended December 31, 2007 and 2008 (in thousands):

	Three Months			Nine Months
	Ended December 31,			Ended December 31,
	2007		2008	2007		2008

Shares used in computing basic income (loss) per share	30,012		25,621	30,690		26,239
Dilutive effect of stock options, SARs and restricted stock/units	615		285	1,337		419

Shares used in computing diluted income (loss) per share	30,627	(1)	25,906	32,027	(1)	26,658

Antidilutive securities not included in dilutive income (loss) per share calculation	5,190		8,850	2,989		8,075

(1)	In accordance with Statement of Accounting Financial Standards (“SFAS”) No. 128, “Earnings Per Share,” the Company reported income from continuing operations and therefore used diluted shares in computing all other per-share amounts even though those amounts would have been antidilutive to their respective basic per-share amounts.

F.	Geographic Data

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data regarding net revenue based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2007	2008	2007	2008

Net revenue:
North America	$44,204	$32,917	$127,670	$103,674
United Kingdom and India	2,520	4,043	12,253	12,605

Total net revenue	$46,724	$36,960	$139,923	$116,279

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had no clients that accounted for over 10% of revenue during the three and nine months ended December 31, 2008. The Company had two clients that individually accounted for 12% and 10% of revenue during the three months ended December 31, 2007, and one client that accounted for 12% of revenue during the nine months ended December 31, 2007.

Data regarding long-lived assets based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2008	2008

Long-lived assets:
North America	$5,264	$4,943
United Kingdom and India	863	630

Total long-lived assets	$6,127	$5,573

G.	Lease Commitments

The Company leases office space and equipment under various non-cancelable operating leases. On July 14, 2008 the Company extended the term of its operating lease for the Chicago office headquarters. Under the terms of the lease, the Company is contractually obligated to pay a total of approximately $4.8 million in future estimated lease payments from July 1, 2008 through June 30, 2014. This lease superseded the previous lease for the period of July 1, 2008 through June 30, 2009. The following table was updated from amounts previously reported in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008 to include the effects of this lease as of December 31, 2008. The minimum future lease payments under operating leases with non-cancelable terms in excess of one year are as follows (amounts in thousands):

Fiscal Year Ending March 31,

2009	$303	(1)
2010	1,732
2011	1,293
2012	1,002
Thereafter	2,346

	$6,676

(1)	Includes only the period of January 1, 2009 through March 31, 2009.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense under operating leases amounted to $0.5 million and $1.8 million for the three and nine months ended December 31, 2008, respectively, as compared to $0.7 million and $2.2 million for the comparable periods in the prior year.

H.	Dividends

The Board declared the following annual cash dividend during the three months ended December 31, 2007 and 2008:

	Three Months Ended	Three Months Ended
	December 31, 2007	December 31, 2008

Declaration date	November 6, 2007	November 11, 2008
Per share dividend	$0.35	$0.35
Record date	November 20, 2007	November 21, 2008
Total amount (in thousands)	$10,770	$9,032
Payment date	December 6, 2007	December 5, 2008

I.	Recent Accounting Pronouncements

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

J.	Subsequent Events

On February 5, 2009, the Company commenced an Offer to exchange up to 2,265,261 unvested employee Restricted Stock Units (“Eligible RSUs”) for shares of its common stock, par value $0.001 per share, at an exchange ratio of 0.80 shares per each Eligible RSU, less any shares withheld to satisfy any applicable taxes and without interest (“Offer”). The Offer provides employees the opportunity to exchange the Eligible RSUs granted to them pursuant to annual awards related to fiscal years 2005, 2006, 2007, and 2008 that are not vested and are not scheduled to vest prior to March 1, 2009, for 0.80 shares of the Company’s common stock. If all Eligible RSUs are tendered, and assuming that every employee satisfies his or her tax obligation with cash instead of shares, the Company would issue a maximum of 1,812,211 shares of its common stock, which will be subject to a restriction on sale or transfer. The shares will be issued from the Company’s current treasury shares. If employees choose to have shares withheld for taxes, the Company will pay such taxes in cash instead of issuing shares of an equivalent value to the employee. The cost of paying such employee taxes as well as any other expenses related to the Offer will be funded from the Company’s available cash reserves.

The Offer is conditioned on a minimum of 1,600,000 Eligible RSUs being tendered, and is subject to certain other conditions on the Company’s obligation to complete the Offer. The Offer is scheduled to expire at 12:00 midnight, New York City time, on March 9, 2009, unless the Offer is extended. The Offer is a “tender offer” under the applicable rules and regulations of the Securities and Exchange Commission and therefore the Company has filed a Schedule TO and related documents on February 5, 2009. Such filing contains further details about the Offer.

The Offer as described herein qualifies as a modification under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” since the shares issued in the Offer will be fully vested. The modification will result in the expensing of the previously unrecognized compensation expense attributable to the tendered RSUs that are exchanged for issued common shares on the date of the Offer’s expiration. Should the Company receive the minimum number of Eligible RSUs and complete the Offer, the Company expects to record additional stock-based compensation expense of $13.0 to $18.0 million related to the Offer in the fourth quarter of the current fiscal year. On a tax-effected basis, the Company expects the earnings per share effect to be approximately $0.31 to $0.44 per diluted share.

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

During the quarter ended December 31, 2008, we generated net revenue of $37.0 million from 57 clients. At December 31, 2008, we employed 473 consultants and 116 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

We generate revenue in several different countries globally and our revenues and expenses are denominated in multiple currencies. The most common currencies that we operate under are the U.S. Dollar, the British Pound Sterling, and the Indian Rupee. However, the majority of revenue and expenses are denominated in the U.S. Dollar and as such, our consolidated revenues and expenses should not be significantly impacted by fluctuations in foreign currency exchange rates.

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs before reimbursable expenses consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs before reimbursable expenses are travel, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Gross margin decreased $1.2 million, or 11%, in the third quarter of fiscal year 2009 compared to the second quarter of fiscal year 2009 primarily due to a decrease in net revenue resulting from a decrease in the number of clients served, partially offset by a decrease in project personnel costs due to lower average compensation and benefits resulting from a decrease in headcount and a seasonal decrease in vacation expense. Gross margin decreased $6.1 million, or 38%, in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008 primarily due to a decrease in net revenue, partially offset by lower project personnel compensation, benefits, and stock-based compensation expense due to a decline in headcount and a lower overall value of annual equity awards granted in the first quarter of fiscal year 2009. Our practice headcount was 473 at December 31, 2008 compared to 495 at September 30, 2008 and 512 at December 31, 2007. Our annualized net revenue per practice professional was $305 thousand for the third quarter of fiscal year 2009 compared to $336 thousand for the second quarter of fiscal year 2009 and $363 thousand for the third quarter of fiscal year 2008. The decrease from the second quarter of fiscal year 2009 and the third quarter of fiscal year 2008 is primarily related to decreased revenue and chargeability.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information technology, human resources, facilities administration and support (including the renting of office space) and legal services. Management believes that income from operations, which is gross margin less operating expenses, is an important measure of our operating performance. Income from operations was $2.1 million in the third quarter of fiscal year 2009, compared to income from operations of $2.0 million in the second quarter of fiscal year 2009. The increase in income from operations was primarily due to decreases in marketing and sales costs and other operating expenses in the third fiscal quarter, which offset the decrease in gross margin discussed above. The decrease in marketing and sales expenses was primarily due to our DiamondExchangetm event being held in the second quarter of fiscal year 2009, with no similar event held in the third quarter of fiscal year 2009. Income from operations decreased $3.3 million, or 62% in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008 primarily due to the decrease in gross margin as discussed above, partially offset by decreases in other operating expenses. The decrease in other operating expenses in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008 was primarily due to decreases in training expenses, decreases in marketing and sales expenses due to our DiamondExchangetm event being held during the third quarter of fiscal year 2008 with no similar event held in the third quarter of fiscal year 2009, and decreases in facility rent expense.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

We regularly review our client service fees, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are aligned with our revenue level. In addition, we regularly monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the third quarter of fiscal year 2009 decreased to 60% compared to 66% in the second quarter of fiscal year 2009 and 65% in the third quarter of fiscal year 2008.

Free cash flow from continuing operations was $8.6 million for the nine months ended December 31, 2008. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($9.9 million) net of capital expenditures ($1.3 million), provides a consistent metric from which the performance of the business may be monitored. Free cash flow from continuing operations was $7.1 million for the three months ended December 31, 2008, compared to $4.7 million for the three months ended September 30, 2008. The increase in free cash flow from the prior quarter was primarily due to the timing of collections at the end of each of the respective quarters.

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Revenue

Net revenue decreased $9.8 million, or 21%, for the three months ended December 31, 2008, as compared to the same period in the prior year. Net revenue decreased $23.6 million, or 17%, for the nine months ended December 31, 2008 as compared to the same period in the prior fiscal year. These decreases were primarily due to a decrease in the number of clients and the average net revenue per client, which resulted from an overall deterioration in global economic conditions.

We served 57 clients during the quarter ended December 31, 2008 compared to 65 clients during the same period in the prior fiscal year. Average net revenue per client decreased to $0.65 million during the quarter ended December 31, 2008 compared to $0.72 million during the same period in the prior fiscal year. We continue to focus on expanding our client base and reducing client concentration.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 3% of revenue during the quarter ended December 31, 2008 compared to 7% during the same period in the prior fiscal year. For the quarters ended December 31, 2007 and 2008, billed fee revenue and new client revenue mix by the industries that we serve were as follows:

	Billed Fee Revenue		New Client Revenue
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
Industry	2007	2008	2007	2008

Financial Services	31%	33%	31%	17%
Insurance	25%	26%	12%	0%
Healthcare	21%	17%	0%	32%
Enterprise	15%	18%	55%	16%
Telecommunications	5%	3%	0%	0%
Public Sector	3%	3%	2%	35%

	100%	100%	100%	100%

We served 88 clients during the nine months ended December 31, 2008 compared to 99 clients during the same period of the prior fiscal year. Average net revenue per client decreased to $1.32 million during the nine months ended December 31, 2008 compared to $1.41 million during the same period of the prior fiscal year. We continue to focus on expanding our client base and reducing client concentration.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 14% of revenue during the nine months ended December 31, 2008 compared to 12% during the same period of the prior fiscal year. For the nine months ended December 31, 2007 and 2008, billed fee revenue and new client revenue mix by the industries that we serve were as follows:

	Billed Fee Revenue		New Client Revenue
	For the Nine Months Ended		For the Nine Months Ended
	December 31,		December 31,
Industry	2007	2008	2007	2008

Financial Services	29%	30%	22%	41%
Insurance	24%	24%	9%	6%
Healthcare	20%	19%	19%	15%
Enterprise	18%	20%	44%	28%
Telecommunications	6%	4%	2%	3%
Public Sector	3%	3%	4%	7%

	100%	100%	100%	100%

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses decreased $3.6 million, or 12%, during the quarter ended December 31, 2008 as compared to the same period in the prior fiscal year. This decrease was primarily due to decreased project personnel compensation and benefits expense attributed to lower headcount and decreased stock-based compensation expense resulting from a lower overall value of annual equity awards granted in the first quarter of fiscal year 2009, partially offset by an increase in variable compensation expense. As a percentage of net revenue, project personnel costs before reimbursable expenses increased to 74% during the quarter ended December 31, 2008 compared to 66% in the same period in the prior fiscal year. This increase was primarily due to the 21% decrease in net revenue partially offset by the project personnel cost reductions noted above.

Project personnel costs before reimbursable expenses decreased $7.9 million, or 8%, during the nine months ended December 31, 2008 as compared to the same period in the prior fiscal year. This decrease was primarily due to decreased project personnel compensation and benefits expense attributed to lower headcount, and decreased stock-based compensation expense resulting from a lower overall value of annual equity awards granted in the first quarter of fiscal year 2009. As a percentage of net revenue, project personnel costs before reimbursable expenses increased to 75% during the nine months ended December 31, 2008 compared to 68% in the same period in the prior fiscal year. This increase was primarily due to the 17% decrease in net revenue partially offset by the project personnel cost reductions noted above.

The following table summarizes practice personnel data for the quarters ended December 31, 2007 and 2008:

	For the Three Months Ended December 31,
	2007	2008

Practice headcount	512	473
Annualized net revenue per practice professional (in thousands)	$363	$305
Utilization rate	65%	60%
Annualized voluntary attrition	10%	11%
Total annualized attrition(1)	12%	22%

(1)	Defined as voluntary attrition plus Company-initiated attrition.

Professional Development and Recruiting

Professional development and recruiting expenses decreased $1.0 million, or 38%, during the quarter ended December 31, 2008 as compared to the same period in the prior fiscal year. Professional development and recruiting expenses decreased $1.6 million, or 22%, during the nine months ended December 31, 2008 as compared to the same period in the prior fiscal year. These decreases were primarily due to lower sourcing fees and lower overall training costs in the quarter and fewer firm wide training events held during the three and nine months ended December 31, 2008, as compared to the same periods in the prior fiscal year. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus searches.

Marketing and Sales

Marketing and sales expenses decreased $0.9 million, or 90%, during the quarter ended December 31, 2008 as compared to the same period in the prior fiscal year. Marketing and sales expenses decreased $0.4 million, or 16%, during the nine months ended December 31, 2008 as compared to the same period in the prior fiscal year. These decreases were primarily due to decreased marketing expenditures related to our DiamondExchangetm events

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

during the quarter and nine months ended December 31, 2008 compared to that of the same periods in the prior fiscal year.

Management and Administrative Support

Management and administrative support expenses decreased $0.9 million, or 13%, during the quarter ended December 31, 2008 as compared to the same period in the prior fiscal year. Management and administrative support expenses decreased $0.9 million, or 4%, during the nine months ended December 31, 2008 as compared to the same period in the prior fiscal year. These decreases were primarily a result of decreased executive compensation, legal fees, and facility rent expense during the quarter and nine months ended December 31, 2008 compared to that of the same periods in the prior fiscal year.

Other Income, Net

Other income, net decreased $0.4 million, or 51%, during the quarter ended December 31, 2008 as compared to the same period in the prior fiscal year. Other income, net decreased $2.0 million, or 76%, during the nine months ended December 31, 2008 as compared to the same period in the prior fiscal year. These decreases were primarily due to a decrease in interest income resulting from lower interest rate yields and a decrease in the cash and cash equivalent balances in the quarter and nine months ended December 31, 2008 compared to the same periods in the prior fiscal year, offset by a $0.3 million cash distribution on an available-for-sale investment. In addition, we incurred foreign exchange transaction losses of $0.1 million and $0.4 million during the three and nine months ended December 31, 2008, respectively, due to the increase in the value of the U.S. dollar compared to other foreign currencies in which we had transactions during the periods, and due to a bank delay in obtaining the release of restricted cash following the reversal of the indemnification obligation as described in Note C to the condensed consolidated financial statements.

Income Tax Expense

We recorded income tax expense of $2.4 million, which represents a 99% effective income tax rate, in the quarter ended December 31, 2008, compared to income tax expense of $3.2 million, a 53% effective income tax rate, in the same period in the prior fiscal year. The effective tax rate increased in the quarter ended December 31, 2008 relative to the corresponding period in the prior fiscal year due to a $0.6 million increase in income tax expense related to a non-cash foreign exchange gain which is taxable in the international jurisdiction, but is not recognized in the condensed consolidated financial statements. The Company also increased its accrual for uncertain tax liabilities related to ongoing income tax audits by $0.3 million. Excluding these two items totaling $0.9 million of tax expense, the effective income tax rate would have been 60% for the quarter ended December 31, 2008. The Company also incurred losses in international jurisdictions in each respective period where, due to ongoing losses and valuation allowances on the related international deferred tax assets, the Company currently does not recognize a tax benefit on international losses or reported tax expense on international profits. These items caused a significant difference between the effective tax rate and the statutory tax rate.

We recorded income tax expense of $2.2 million, a 64% effective income tax rate, in the nine months ended December 31, 2008, compared to income tax expense of $8.4 million, a 47% effective income tax rate, in the same period in the prior fiscal year. Excluding the effect of the $1.5 million valuation allowance reversal in the first quarter of fiscal year 2009 described below, $0.3 million and $0.6 million of income tax expense on non-cash foreign exchange gains in the second and third quarters of fiscal year 2009, respectively, and the $0.3 million income tax expense related to ongoing income tax audits in the third quarter of fiscal year 2009 described above, the effective tax rate would have been 70% for the nine months ended December 31, 2008. The resulting increase in the effective tax rate is due to losses in international jurisdictions during the period where, due to ongoing losses and valuation allowances on the related international deferred tax assets, the Company currently does not recognize a tax benefit on international losses or reported tax expense on international profits. The decrease in domestic pre-tax income for the nine months ended December 31, 2008 relative to the corresponding period in the prior fiscal year

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

resulted in international losses representing a larger percentage of consolidated income. These items caused a significant difference between the effective tax rate and the statutory tax rate.

The Company has deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of December 31, 2008, the remaining valuation allowance against deferred tax assets was $6.1 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards.

In May 2008, we received a letter from the U.K. tax authorities confirming a correction to the characterization of a U.K. subsidiary’s losses for the fiscal years ended March 31, 2002 and 2003. Based on this determination, we implemented a tax planning strategy to utilize the U. K. subsidiary’s net operating loss carryforwards, which resulted in the reversal of a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009 as management determined that it was more likely than not that the related deferred tax assets would be realized.

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

We did not report income from discontinued operations during the quarter or nine months ended December 31, 2008. During the quarter and nine months ended December 31, 2007, we recorded a loss from discontinued operations of $0.3 and $0.7 million, respectively, as a result of the fluctuation in the share price of Diamond shares held in escrow related to the Spanish tax obligation as discussed in Note C to the condensed consolidated financial statements.

Liquidity and Capital Resources

The following table describes our liquidity and financial position as of December 31, 2007 and 2008:

	December 31,
	2007	2008
	(In millions)

Working capital(1)	$64.6	$47.8
Cash and cash equivalents(1)	$65.1	$42.4
Stockholders’ equity(1)	$77.4	$60.8
Non-utilized bank credit facilities(2)	$7.5	$17.8

(1)	The decrease in working capital, cash and cash equivalents and stockholders’ equity as of December 31, 2008 as compared to December 31, 2007 is primarily the result of our share repurchase program and our annual cash

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

dividend. During the twelve month period beginning January 1, 2008 through December 31, 2008, we repurchased 5.8 million shares at an aggregate cost of $32.5 million, including 2.6 million shares repurchased through a modified “Dutch Auction” tender offer during the fourth quarter of fiscal year 2008. Additionally, we paid a $9.0 million cash dividend to shareholders of our common stock during the third quarter of fiscal year 2009.

(2)	The credit facility was modified March 31, 2008 to increase the line of credit from $10.0 million to $20.0 million

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

Our cash is invested in highly-liquid, short-term investments with little to no principal risk. These investments must be rated either AAA or A1/P1 by Standard & Poors, Moody’s or Fitch, Inc. During the quarter and nine months ended December 31, 2007 and 2008, we did not invest in nonconsolidated conduits, collateralized debt obligations (“CDOs”), auction-rate securities (“ARSs)”, or structured investment vehicles (“SIVs”), and we do not have any plans to invest in such investments in the foreseeable future.

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (the “Bank”) under which we may borrow up to $20.0 million. The line of credit was amended and restated on July 31, 2007 and modified on March 31, 2008 to increase the line of credit from $10.0 million to $20.0 million, grant the lender a security interest in the Company’s assets and amend certain financial covenants to allow for the modified “Dutch Auction” tender offer completed in March 2008. Under the new credit agreement, the Company is required to adhere to financial covenants including a minimum tangible net worth of $30.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments cannot exceed $17.5 million in a trailing twelve calendar month period and the annual purchase, retirement or redemption of Company stock cannot exceed the defined maximum amounts associated with the time periods described in the agreement. The Company must also maintain $10.0 million in its money market account pledged to the Bank under the terms of the agreement. The annual interest rate under the new agreement is based on the prime rate or LIBOR plus the applicable margin for each as defined in the agreement. We agreed to pay a commitment fee to the Bank equal to one-quarter of one percent per year on the unused credit facility from September 1, 2008 through the termination date of the agreement. The new credit agreement expires July 31, 2009 and we expect to renew the line of credit under similar terms at that time. The line of credit is reduced, as necessary, to account for outstanding letters of credit issued by the Bank that secure the Company’s office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations. These letters of credit cannot exceed $4.0 million. As of December 31, 2008, these letters of credit totaled $2.2 million. On July 31, 2009, $2.0 million of the letters of credit, the portion which serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations, will expire. As of December 31, 2008, there were no outstanding borrowings and we had approximately $17.8 million available under this line of credit. We currently do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Cash Flows from Operating Activities

During the nine months ended December 31, 2008, net cash provided by operating activities was $9.9 million. This primarily resulted from the following activities (amounts in millions):

Nine Months Ended
December 31, 2008

Net income	$1.3
Non-cash charges(1)	12.2
Deferred income taxes(2)	1.4
Excess tax benefits(3)	(0.3)
Total increases in cash flows from operating activities due to changes in assets and liabilities(4)	0.3
Total decreases in cash flows from operating activities due to changes in assets and liabilities(5)	(5.0)

Net cash provided by operating activities	$9.9

(1)	Non-cash charges aggregating $12.2 million are added to net income of $1.3 million to arrive at net cash flows from operating activities. These non-cash charges are summarized as follows (in millions):

Nine Months Ended
December 31, 2008

Stock-based compensation	$11.2
Depreciation and amortization	1.3
Restructuring recovery	(0.3)

Total non-cash charges	$12.2

(2)	Deferred income taxes decreased $1.4 million during the nine months ended December 31, 2008, primarily due to vesting of restricted stock units during the nine months ended December 31, 2008. This change is added to net income of $1.3 million to arrive at cash flow from operating activities.

(3)	Excess tax benefits from employee stock awards and employee stock plans, which are created when the Company’s tax deduction for vested stock awards is greater than the book deduction, were $0.3 million for the nine months ended December 31, 2008. This amount is subtracted from net income of $1.3 million to arrive at cash flow from operating activities.

(4)	The total increase in cash flows from operating activities due to changes in assets and liabilities of $0.3 million was related to an increase in accounts payable during the nine months ended December 31, 2008.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

(5)	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $5.0 million. This decrease was primarily the result of a decrease in income taxes payable of $2.1 million, an increase in accounts receivable of $1.3 million, and a decrease in accrued compensation of $0.8 million partially related to the April 2008 payment of $4.6 million of annual variable compensation expense recorded in the prior fiscal year. The decreases are summarized as follows (in millions):

Nine Months Ended
December 31, 2008

Income taxes payable	$(2.1)
Accounts receivable	(1.3)
Accrued compensation	(0.8)
Prepaid expenses and other	(0.3)
Restructuring accrual	(0.1)
Changes in other assets and liabilities	(0.4)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(5.0)

Our billings for the three and nine months ended December 31, 2008 totaled $43.7 million and $134.6 million, respectively, compared to $53.9 million and $159.8 million, respectively, for the three and nine months ended December 31, 2007. The decrease in billings is due to a decrease in revenue and reimbursable expenses primarily due to deteriorating economic conditions. These amounts include value added tax (“VAT”) and billings to clients for reimbursable expenses (which are not included in net revenue). Our gross accounts receivable balance of $14.6 million at December 31, 2008 represented 30 days of billings for the quarter ended December 31, 2008. At December 31, 2007, the gross receivable balance was $10.4 million which represented 18 days of billings for the quarter ended December 31, 2007. The increase in accounts receivable at December 31, 2008 as compared to December 31, 2007 was principally due to the timing of collections at the end of each of the respective quarters. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.

Cash Flows from Investing Activities

Cash provided by investing activities was $2.1 million for the nine months ended December 31, 2008 largely due to the release of restricted cash of $3.1 million due to the favorable rulings by the Spanish tax authorities on a portion of the assessments being appealed as described in Note C, and a $0.3 million cash distribution on an available-for-sale investment. These cash inflows were partially offset by capital expenditures of $1.3 million which were primarily related to purchases of computer hardware and capitalized labor costs for the customization of internal use software.

Cash Flows from Financing Activities

Cash used in financing activities was $21.8 million for the nine months ended December 31, 2008 resulting from the repurchase of common stock totaling $13.1 million, the annual cash dividend payment of $9.0 million, and the payment of employee withholding taxes from equity transactions of $1.5 million. These cash outflows were partially offset by $1.6 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan, and $0.3 million in excess tax benefits from employee stock plans.

Contractual Obligations

On July 14, 2008, we extended the term of our operating lease for our Chicago headquarters office space. Under the terms of the lease, we are contractually obligated to pay a total of approximately $4.8 million in future estimated lease payments from July 1, 2008 through June 30, 2014. This lease superseded the previous lease for the

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

period of July 1, 2008 through June 30, 2009. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Contingencies

From time to time, we undergo various tax examinations and audits related to our holding company and its subsidiaries. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 and 2000, on January 3, 2006 we provided a bank guarantee in the amount of 4.3 million Euros to the Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold on July 31, 2006 and in accordance with the terms of the sale document, we agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require tha t it be renewed annually until the conclusion of the appealed tax inspection. At the time of the transaction, such conclusion was not expected before a period of approximately eight years.

During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in our favor on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and therefore we believe that the tax authorities will rule in our favor on those appeals. As a result, we reversed $4.6 million of the indemnification obligation during the fourth quarter of fiscal year 2008. In addition, we obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of December 31, 2008 secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors and based upon guidance set forth in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”). We hold shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from such third parties a portion of any payments made by the Company related to tax obligations from tax years 1999 and 2000. As a result of the favorable ruling on a portion of the assessments that were appealed, we no longer expect to recover certain of these shares and intend to release such shares as part of the conclusion of a portion of the tax assessments.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.

Treasury Stock Transactions

The Board has authorized, from time to time, the repurchase of our common stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the quarter ended December 31, 2008, the Company repurchased

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

approximately 0.5 million shares at an average price of $4.01. As of December 31, 2008, the amount available for repurchase under the Buy-back Program was $26.9 million.

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

This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. There have been no material changes to the Company’s market risk during the nine months ended December 31, 2008.

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

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the period. During the quarter ended December 31, 2008, we did not have any clients that individually accounted for 10% or more of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable or group of receivables, we could be subject to significant financial exposure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended December 31, 2008, the Company repurchased approximately 0.5 million shares at an average price of $4.01. As of December 31, 2008, the amount available for repurchase under the Buy-back Program was $26.9 million.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

	Issuer Purchases of Equity Securities
				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
	Total Number of	Average Price Paid	Purchased as Part of	That May be Purchased
Period	Shares Purchased(1)	per Share(1)(2)	Publicly Announced Plans	Under the Plan

October 1, 2008 — October 31, 2008	470,832	$4.02	470,832	$27,108,980
November 1, 2008 — November 30, 2008	47,724	$3.88	45,440	$26,932,451
December 1, 2008 — December 31, 2008	—	—	—	$26,932,451

(1)	In addition to purchases made under the Company’s publicly announced Buy-back Program, included in this column are transactions under the Company’s stock-based compensation plans involving the delivery to the Company of 2,284 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

(2)	Average price paid per share of stock repurchased under the Buy-back Program is execution price, including commissions paid to brokers.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-Q. Where so indicated, exhibits which were previously filed are incorporated herein by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Description

3.1	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.1	Stock Purchase Agreement dated July 19, 2006 by and between DiamondCluster International B.V. and Mercer Management Consulting, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.2	Employment Agreement between each of the Executive Officers and the Company (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 (File No. 000-22125) and incorporated herein by reference).
10.3	Partners’ Operating Agreement dated as of April 1, 2007 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 (File No. 000-22125) and incorporated herein by reference).
10.4	Amended and Restated 1998 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.5	Form of Notices of Grant and Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2007 (File No. 000-22125) and incorporated herein by reference).
10.6	Form of Notices of Grant and Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2005 (File No. 000-22125) and incorporated herein by reference).

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Exhibit No.		Description

10	.7*	2000 Stock Option Plan, as amended December 31, 2008.
10	.8*	Form of Notices of Grant and Restricted Stock Unit Agreement under the 2000 Stock Option Plan.
10.9		Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64278) filed June 29, 2001 and incorporated herein by reference).
10.10		Employee Stock Purchase Plan to be effective April 22, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No 000-22125) and incorporated herein by reference).
10.11		Summary of Outside Director Board Compensation (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No 000-22125) and incorporated herein by reference).
10.12		Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, N.A. dated July 31, 2007 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2008 (File No. 000-22125) and incorporated herein by reference).
10.13		First Modification Agreement (to that certain Amended and Restated Credit Agreement dated July 31, 2007) among the Company, JP Morgan Chase Bank, N.A., and certain of the Company’s subsidiaries dated March 31, 2008 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2008 (File No. 000-22125) and incorporated herein by reference).
31	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: February 5, 2009

By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer

Date: February 5, 2009