Form 10-K
period 2009-03-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2009-06-10
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-22125

Diamond Management & Technology Consultants, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4069408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
875 N. Michigan Avenue, Suite 3000 Chicago, Illinois	60611 (Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

As of September 30, 2008 there were 25,668,670 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of September 30, 2008 was an estimated $103.7 million, computed based upon the closing price of $4.69 per share on September 30, 2008.

As of May 31, 2009, there were 27,432,283 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Annual Report on Form 10-K for the Fiscal Year Ended
March 31, 2009

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

In this Annual Report on Form 10-K, we use the terms “Diamond®,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Diamond Management & Technology Consultants®, Inc. (formerly DiamondCluster International, Inc. from November 2000 through August 2006 and Diamond Technology Partners Incorporated from its founding in 1994 through November 2000) and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends March 31.

Item 1.	Business

Overview

Diamond Management & Technology Consultants, Inc. is a Delaware corporation formed in 1996 and is the parent of four subsidiaries. Diamond commenced its business in 1994 as a management and technology consulting firm. We help leading organizations worldwide to understand and leverage information, information analytics, and information technology to realize value in their businesses. Recognizing that information and technology increasingly shape market dynamics and corporate performance, Diamond’s small teams of experts work across functional and organizational boundaries to improve growth and profitability. Since the greatest value in a strategy, and its highest risk, resides in its implementation, Diamond also provides proven execution capabilities. Diamond intends to deliver three critical elements to every project: fact-based objectivity, spirited collaboration, and sustainable results.

Our firm offers our clients skills in strategy, information technology, operations and program management to help companies improve operations, increase flexibility, reduce costs, address changing regulations and markets, and grow their businesses. We combine innovative strategic thinking, industry expertise, relevant service lines, and a thorough understanding of technology to deliver results for our clients. We work collaboratively with our clients using small, multidisciplinary teams because we believe the most lasting and significant improvements occur when the client is integrally involved in the change. Our multidisciplinary approach enables our consultants to develop and execute innovative strategies that may not be identified by consulting firms that use more traditional team structures. We go to market by vertical industry and focus on businesses that are strategically dependent upon technology, and in particular information technology. We currently serve clients primarily in five industries: financial services, insurance, healthcare, “enterprise,” and public sector. The Company’s “enterprise” practice serves clients across several industries, including manufacturing, retail, distribution, travel and transportation, telecommunications and consumer packaged goods.

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

During the fiscal year ended March 31, 2009, we generated net revenue of $152.2 million from clients. At March 31, 2009, we employed 465 consultants and 112 operations employees. Our physical locations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C. For further information regarding net revenue by geographic region, see Note (5) “Geographic Data” of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We had one client that accounted for 13% and 12% of revenue, respectively, for the fiscal years ended March 31, 2007 and 2008, but no clients that individually accounted for more than 10% of revenue in fiscal year 2009.

Industry Background and Opportunity

Demand in the consulting industry is driven by change. The business environment today is faced with significant changes on a wide variety of fronts, including globalization, regulatory requirements, economic cycles, new competition, industry and market consolidation, organizational restructurings, and new technologies. Management teams are constantly assessing the potential impact of these changes on their businesses. Many of these changes are significant and impact entire organizations. Other changes impact specific customer segments, products or functional areas.

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

We go to market by vertical industry and focus on businesses that are strategically dependent on information technology. Our vertical industry practices provide the lens through which we go to market. Our service lines are what we do for our clients. While our service lines do not change significantly over time, our service offerings are designed to quickly adapt to client and market needs. By utilizing our consultants’ core skills in strategy, information technology, marketing, operations and program management to provide the foundation for our service offerings, we are able to be agile because we are not dependent upon a particular economic, business, or technology cycle or product. Diamond currently has four service lines as illustrated in the graphic below:

•	Business Design and Performance Improvement — translating corporate strategy into a realistic design for meeting growth and profit objectives.

•	Information Advantage — helping clients make better decisions about opportunities and risks by extracting the untapped value of data and by increasing the value of information management investments.

•	Customer Impact — helping companies design and implement superior experiences across all interactions, which lead to lasting, profitable customer relationships.

•	Execution — turning high-level strategies into measurable results by driving the definition and delivery of the strategic vision and business case, translating the vision into clear, comprehensive requirements and plans, and managing the integrated program through completion.

Diamond’s high-impact teams help clients design and execute their most critical strategies. Senior executives rely on us to help them win by using powerful new business designs, advanced decision-making capabilities, deep market and customer insights, and proven delivery skills to create sustainable economic value.

Industries Served

We currently serve clients primarily through five vertical industries: financial services, insurance, healthcare, “enterprise,” and public sector. The Company’s “enterprise” practice serves clients across several industries, including manufacturing, retail, distribution, travel and transportation, telecommunications and consumer packaged goods. We are working to grow healthcare as a percent of revenue because this industry is less cyclical and should increase long-term revenue predictability.

Financial Services Industry.  Our financial services industry practice provides services to capital markets firms, full-service retail and commercial banks, credit card issuers, credit card processors and payment system operators, retail brokerages and asset managers. We help these financial services clients with their most pressing issues, including the need to manage large technology and business transformations, grow revenues by developing information management strategies, improve service, improve productivity and effectiveness, drive industry-leading compliance and risk management initiatives, and assess various leading technologies. Representative clients in the financial services industry have included Goldman Sachs Group Inc. and American Express. Financial services clients represented approximately 32%, 30% and 30% of billed fee revenue during fiscal years 2007, 2008 and 2009, respectively.

Insurance Industry.  Our insurance industry practice provides services to life, property and casualty, reinsurance, and brokerage firms. We advise and collaborate with our clients to help them unlock the market value of their business strategies such as: improving the return on marketing and sales investments through customer experience improvement across acquisition, cross-sell and retention areas; exploiting the use of emergent data to create competitive advantage through improved insight and decision making; creating more flexible product and service delivery architectures that increase speed to market and product profitability; designing targeted solutions to meet the growing retirement populations’ needs using IT innovation to drive global growth; and improving distribution service platforms. Representative clients in the insurance industry have included Allstate Corporation, The Guardian Life Insurance Company of America and Willis Group Holdings Limited. Insurance clients represented approximately 26%, 23% and 24% of billed fee revenue during fiscal years 2007, 2008 and 2009, respectively.

Healthcare Industry.  Our healthcare industry practice provides services across the healthcare value chain. Our clients include major pharmaceutical, biotech, device, health insurance, provider and disease management companies. We help our healthcare clients address some of their most important business and technology issues in the areas of consumer directed healthcare strategy and execution, IT optimization and value extraction, integrated business and technology architecture, process and planning and large transformational program management. Representative healthcare clients have included Pfizer Inc., Bayer HealthCare LLC, CIGNA Corporation and Aetna Inc. Healthcare clients represented approximately 19%, 21% and 19% of billed fee revenue during fiscal years 2007, 2008 and 2009, respectively.

Enterprise Industry.  The enterprise practice is a cross-industry practice. Its role is to identify, incubate, and scale new vertical practices. The enterprise practice serves clients across several vertical industries, including consumer packaged goods, manufacturing, retail, distribution, telecommunications and travel and transportation. We help our clients find solutions for complex business and technology problems such as information management, trade promotion management, sales & operations planning, pricing, transformational technology platforms, supply chain processes, and data analytics. We help our clients better understand customer needs across the value chain, increase visibility to their customers, and assist with strategic alternatives to maximize growth and operating income. Representative enterprise practice clients have included United States Gypsum (USG), Kraft, PepsiAmericas, Sprint, and First Group. Enterprise practice clients represented approximately 19%, 23% and 23% of billed fee revenue during fiscal years 2007, 2008 and 2009, respectively.

Public Sector Industry.  The public sector industry practice provides services to U.S. local, state, and federal government agencies. Issues facing this sector today include increased scrutiny to demonstrate performance and measurable results for spending, the need to improve operational efficiency, demand for agencies to become more citizen-centric by minimizing complexity and improving responsiveness, broadband policy and homeland security. Representative clients in the public sector have included the U.S. Department of Justice, the Chicago Public Schools and the New York Economic Development Corporation. Public sector clients represented approximately 4%, 3% and 4% of billed fee revenue during fiscal years 2007, 2008 and 2009, respectively.

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

Strategic Vertical Industry Insight and Expertise.  We focus on serving vertical industries that are strategically dependent on information technology. We believe our vertical industry focus enables us to define strategies and deliver results that effectively address the particular market dynamics, regulatory environments, and business opportunities facing our clients in that industry.

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

Focus on, and Expand Relationships with Core Clients.  We develop strong, long-term relationships with our clients that often lead to repeat business and referrals. We achieve this by doing high-impact work and cultivating close relationships with CEOs and senior leadership teams, even after our work is complete. The access, contact, and goodwill generated through our existing client relationships afford us opportunities to provide additional services, often resulting in multiple projects at a single client and referrals to new clients. In the fourth quarter of fiscal year 2009, the average duration of a client relationship reached an all-time high of 33 months. In addition, we continued to work with 15 of our top 20 clients from the year-ago period.

Increase the Awareness of Our Brand through Intellectual Capital.  We intend to continue to invest in the development of our intellectual capital to bring leading-edge ideas to our client projects and to improve our brand and positioning in the markets we serve. We continuously seek to identify, disseminate, and incorporate new intellectual capital throughout our organization to keep abreast of business and information technology trends, while creating repeatable frameworks that can be leveraged to deliver results more effectively and efficiently. In fiscal year 2009, we published over 20 whitepapers and released the second version of our Diamond Digital IQ® study. We believe that building a brand image facilitates both the lead generation process and the ability to attract and retain the best people by raising awareness of our firm, resulting in an increase in the number of new clients and recruitment opportunities.

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

Expand the Ratio of Partners to Staff.  Since the Company was founded, we have worked in teams that have typically had a ratio of one partner to six or seven staff consultants. We see an opportunity in the marketplace to modestly increase our leverage within our current model, to one partner to up to ten staff consultants over time. These additional staff consultants will be junior-level consultants performing more of the execution work on our projects that is currently being performed by either in-house or third-party resources. This is a modest refinement of our current model that should allow us to grow more consistently, provide more value to our clients and allow our people more interesting leadership responsibilities and greater career opportunities.

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

Our business development process is designed to efficiently attract the Company’s best prospects, leverage the firm’s strong track record of project successes and references, and then sustain a long-term, value-added relationship. Our programs are designed to build brand recognition, create and provide for the placement of new intellectual capital, promote industry practices, and develop and deepen client relationships in a focused manner.

We have a number of programs designed to create awareness of Diamond and its capabilities including: media relations, advertising, speeches, books, published viewpoints, surveys, and the Company website. These programs are built around specific intellectual capital within our target industries, and are focused on executives within our target clients and prospects. Visit the Diamond website at www.diamondconsultants.com to download recent studies and whitepapers.

We also have a number of programs designed to create relationships with interested executives, while continuing to showcase the Company’s capabilities:

DiamondExchange.  DiamondExchange® programs are designed to deepen and broaden relationships with prospective and existing client executives while engaging in a dialog about strategic business issues. CEOs and other senior executives within our target vertical industries are invited to participate in the Exchange, and to become regular members. DiamondExchange events are designed to build community among our member executives, guest participants, Diamond partners, our Diamond Fellows and other Diamond Network members (see below). The content of the DiamondExchange program showcases the Company’s capabilities, drawing on findings from recent client work and primary and secondary research to help executives understand the strategic risks and opportunities of emerging technologies. A proactive effort is made to ensure that current and former clients continue to participate in the Exchange, ensuring that the Company keeps them in a value-added relationship.

Diamond Network.  Diamond maintains a network of experts to augment its skills and relationships. Members of the Diamond Network help the firm to enhance its understanding of emerging marketplace developments, provide new client introductions, and enhance the value we provide to our clients. The network has the following components:

•	Diamond Fellows. The Diamond Fellows are a group of recognized business and technology leaders associated with Diamond. Diamond Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the DiamondExchange program, and participate in client projects. Diamond Fellows are contractually committed to dedicate a certain number of days annually to Diamond to support marketing and client work. Diamond Fellows are compensated with a combination of equity and per diem payments for services provided to us, or to our clients, on our behalf. As of March 31, 2009, we had ten Diamond Fellows. A complete biography for each Fellow can be obtained on the Company’s website www.diamondconsultants.com. The names and titles of the Diamond Fellows are listed below:

Dan Ariely, James B. Duke Professor of Behavioral Economics, Duke University; Visiting Professor, MIT Media Lab

Vincent Barabba, Chairman, Kings County Ventures and Market Insight Corporation

Gordon Bell, Senior Researcher, Microsoft Bay Area Research Center

Dan Bricklin, Chief Technology Officer, Interland, Inc.

Linda Hill, Wallace Brett Donham Professor of Business Administration, Harvard Business School

Alan Kay, Ph.D., President, Viewpoints Research Institute, Inc; Fellow, HP Labs

Andrew Lippman, Ph.D., Co-founder, MIT Media Lab

Chunka Mui, Chairman, Diamond Fellows and Partner, Cornerloft Partners

David P. Reed, Ph.D., Information Architect and Independent Entrepreneur

Marvin Zonis, Ph.D., Professor of International Economics, University of Chicago Graduate School of Business

•	Independent Advisors — executives who offer strategic industry oversight and guidance to our growth initiatives, intellectual capital development and client relationships. At March 31, 2009, we had relationships with three independent advisors.

•	Industry Advisors — leaders spanning the gamut from industry to academia enhance Diamond’s understanding of emerging marketplace developments in target industry practices and how they will impact clients in addition to providing brand awareness and new client introductions. At March 31, 2009, we had five industry advisors.

•	Client Relationship Executives. Client Relationship Executives, or CREs, provide an alternative business development channel for Diamond. Our CREs consist of retired executives, executives-in-transition, and independent consultants. The program leverages these executives’ senior-level contacts within our targeted vertical industries. The program is also designed to enhance brand awareness of our capabilities among industry sector senior executives. CREs do not directly offer Diamond services, but facilitate introductions to industry buyers of consulting services. Our CREs have non-exclusive contracts with Diamond and are typically paid on a commission basis. At March 31, 2009, we had 14 CREs.

•	Academic Networks — We have formal relationships with two academic groups that provide seminars and other content and networking opportunities: MIT CISR (Center for Information Systems Research) conducts field-based research on issues related to the management and use of information technology (IT) in complex organizations. This network is applicable across all of our vertical industries, and is focused on technology oriented functions. The second formal network is with Harvard’s Kennedy School of Government. The Kennedy School is one of the world’s most eminent social science research institutions. This network is focused on our public sector practice.

•	Alliances — leading technology and services companies that support Diamond rapidly deliver high-performance business and technology solutions. We currently have non-revenue alliance relationships with five companies: IBM, Irise, Oracle, Hewlett Packard, SAS.

Employees and Culture

Employees.  As of March 31, 2009, Diamond had 577 employees. Of these employees, 465 were client-serving professionals and 112 were operations personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems, and administrative support. The responsibilities of our partners include client relationship development, business development, client management, program management and execution, thought leadership, professional staff development, and mentoring. As of March 31, 2009, we had 56 practice partners.

Culture.  We believe our ability to provide effective multidisciplinary teams is dependent upon our ability to develop and sustain a business culture that is common across all competencies and industry practices in the organization. Diamond’s employees are talented and energetic professionals that come from a multitude of professional backgrounds. Diamond believes that this fosters an exciting and diverse work environment. Three primary elements comprise our culture:

—	an environment that intellectually challenges our personnel through continuous training and innovative high-impact client work;

—	consistent compensation and career paths across all competencies within Diamond; and

—	participation by all of our employees in the continuing development and ownership of Diamond.

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

Compensation.  Our compensation programs have been structured to attract and retain highly skilled professionals by offering competitive base salaries coupled with annual cash bonus incentive opportunities. In April 2009, the Company shifted from primarily equity-based variable compensation to performance driven cash bonus awards. We will continue to issue equity to new hires and for major promotions.

Our partners and non-partners are eligible to receive a cash bonus commensurate with their level of responsibility and based on overall Company performance as well as individual performance. Our partners are granted equity upon being elected a partner that typically vests ratably over five years. More information about our compensation programs may be found in our proxy statement under “compensation discussion and analysis.”

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

Executive Officers of the Registrant

At present, our executive officers are as follows:

Name	Age	Position

Adam J. Gutstein	46	President, Chief Executive Officer and Director
Karl E. Bupp	47	Chief Financial Officer
John J. Sviokla	51	Vice Chairman and Director
Stephen Warrington	47	Vice President and Managing Partner, United Kingdom and India
Thomas E. Weakland	42	Vice President and Managing Partner, Healthcare

Adam J. Gutstein joined Diamond as a partner in January 1994 and became Chief Executive Officer on April 1, 2006. Mr. Gutstein was given the added title of President in September 2006. He has served as a director of the Company since August of 1999. From May 2000 through March 2006, Mr. Gutstein held various executive leadership positions in North America, Europe, Latin America and Asia, including Managing Director of International Operations. From July 1998 to April 2000, Mr. Gutstein served as Chief Operating Officer of the Company. Prior to joining Diamond, Mr. Gutstein was a Vice President at Technology Solutions Company and a Manager with Andersen Consulting, now Accenture.

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

Stephen Warrington joined Diamond as Vice President and Managing Partner, U.K. in December of 2004 and became Vice President and Managing Partner, U.K. and India in March of 2008. He has extensive experience in leading management advisory businesses and has worked widely in the U.K. and continental Europe serving top management of major companies. Mr. Warrington’s principal focus is in financial services, covering retail and investment banking, insurance, asset management and credit cards. His functional expertise includes strategy, marketing, operations and broad performance transformation programs. Prior to joining Diamond, Mr. Warrington held senior positions at Unisys from 2003 to 2004, McKinsey and Company from 1990 to 2003 and HSBC from 1984 to 1990.

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

You should carefully consider the risks described below. However, the risks described are not the only ones we face. Any of the following risks could have a material adverse effect on our business, financial condition and operating results. You also should refer to the other information contained in this report, including our financial statements and the related notes.

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

Our Inability to Retain Client Serving Professionals Could Have a Material Adverse Affect on our Business.

The Company’s success depends upon its ability to attract, retain and motivate highly skilled professionals at all levels. Qualified client-serving professionals are in great demand and are likely to remain a limited resource for the foreseeable future. The loss for any reason of a number of the Company’s client-serving professionals or the inability to attract, retain and motivate qualified personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue. During the fiscal year ended March 31, 2009, we had no clients that individually accounted for over 10% of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable or group of receivables, we could be subject to significant financial exposure.

A Significant or Prolonged Economic Downturn Could Have a Material Adverse Effect on Our Results of Operations.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the customer segments, industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. Future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if the economic environment should weaken for a prolonged period.

Our Quarterly Operating Results Will Vary From Quarter to Quarter, Which May Increase the Volatility of Our Stock Price.

We have experienced, and may continue to experience in the future, significant fluctuations in our quarterly operating results, particularly when measured on a percentage basis. These fluctuations could result in increased volatility in the market price of our Common Stock.

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

The timing of revenue is difficult to forecast because our sales cycle is relatively long and our services are affected by the financial condition and management decisions of our clients, including the ability to cancel our services on short notice, while a high percentage of our expenses are relatively fixed at the beginning of any period.

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

The Absence of Long-Term Contracts With Our Clients Reduces the Predictability of Our Revenue.

Our clients are generally able to reduce or cancel their use of our professional services without penalty and, in some circumstances, with little notice. As a result, we believe that the number of clients or the number and size of our existing projects are not reliable indicators or measures of future revenue. We will need to continuously acquire new clients and/or new projects with existing clients to meet our expenses. When a client defers, modifies or cancels a project, there is no assurance that we will be able to rapidly redeploy our professionals to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. We may not be able to replace cancelled or reduced contracts with new business, or rapidly reduce our expenses to offset cancelled or reduced contracts. As a result, our revenue and profits could decline.

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

Our client contracts may not protect us from liability for damages in the event that we are sued. In addition, our liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts. The successful assertion of any large claim or group of claims against us or our failure to collect a large account receivable could result in a material adverse effect on our business.

The Price for Our Common Stock Has Been Volatile and Unpredictable.

The price of our Common Stock has historically been volatile. Our Common Stock has been listed on the NASDAQ Global Select Market since February 1997. From January 1, 1999 through March 31, 2009, our high and low sales price has ranged from a high of $107.25 to a low of $1.38. From March 31, 2002 through March 31, 2009, our high and low sales price has ranged from a high of $17.25 to a low of $1.38. The market price of our Common Stock may experience fluctuations in the future for a variety of reasons. These include:

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

Inability to Keep Pace with Rapidly Changing Technology May Impair Our Ability to Remain Competitive.

Our failure to develop business and technology consulting services that keep pace with continuing changes in technology, evolving industry standards, information technology and client preferences would likely result in decreased demand for our services. Our challenges in this area include the need to:

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

Our Global Operations Pose Complex Management, Business, Financial and Regulatory Risks, Which We May Not Adequately Address.

We conduct business in multiple countries around the world. During fiscal year 2009, 89% of our revenue was attributable to activities in North America and the remaining 11% was attributable to activities in Europe and Asia, which primarily include the U.K. and India. As a result, we are subject to a number of risks which we may not adequately address, including:

•	the burdens of complying with a wide variety of national and local laws;

•	multiple and possibly overlapping and conflicting tax laws;

•	coordinating geographically separated organizations;

•	restrictions on movement of cash;

•	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	political instability;

•	currency fluctuations and translation risk;

•	longer payment cycles;

•	restrictions on our ability to operate in certain geographic markets and industries for a period of time pursuant to the non-compete provisions of the agreement to sell a portion of our international operations;

•	cultural differences; and

•	trade barriers.

The Failure to Integrate or Negotiate Successfully Any Future Acquisitions Could Harm Our Business and Operating Results.

If we acquire businesses in the future and are unable to successfully integrate these businesses, it could harm our business and operating results. In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. We may be unable to identify appropriate acquisition candidates. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time. In addition, we may revalue or write-down the value of goodwill and other intangible assets in connection with future acquisitions which would harm our operating results.

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

Future Sales of Our Common Stock in the Public Market Could Cause the Price of Our Stock to Decline.

In the future, our stockholders could sell substantial amounts of our Common Stock in the public market which could cause our market price to decline. A substantial number of outstanding shares of Common Stock and shares of our Common Stock issuable upon exercise or vest of equity awards will become eligible for future sale in the public market at various times. It has been the Company’s practice to issue equity awards to its employees on a broad basis. As a result, our employees and former employees own a significant portion of the Company’s Common Stock, particularly on a fully-diluted basis. As these equity awards vest, these individuals may choose to sell their Common Stock. An increase in the number of shares of our Common Stock in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our equity securities.

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

None.

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

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock is quoted on the NASDAQ Global Select Market under the symbol “DTPI.” The following table sets forth for the periods indicated the high and low intraday sales prices for our Common Stock.

	Sales Price Per
	Share
	High	Low

Fiscal year ended March 31, 2008:
First Quarter	$14.13	$11.03
Second Quarter	13.68	7.75
Third Quarter	10.70	6.51
Fourth Quarter	7.46	4.34
Fiscal year ended March 31, 2009:
First Quarter	$7.23	$4.40
Second Quarter	6.33	1.84
Third Quarter	4.96	3.20
Fourth Quarter	4.43	1.96

Holders

On May 31, 2009, the closing price of Common Stock was $3.75 per share. At such date, we had approximately 5,800 holders of record of Common Stock.

Dividends

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors (“Board”) out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock, if any. There was no Preferred Stock issued or outstanding as of March 31, 2009. The Board declared the following annual cash dividends on its Common Stock during the fiscal years ended March 31, 2008 and 2009, respectively:

	2008	2009

Declaration date	November 6, 2007	November 11, 2008
Per share dividend	$0.35	$0.35
Record date	November 20, 2007	November 21, 2008
Total amount (in thousands)	$10,748	$9,032
Payment date	December 6, 2007	December 5, 2008

Prior to December 8, 2006, the Company had not paid any cash dividends on its Common Stock. Under the terms of its credit agreement with a commercial bank, the Company is required to adhere to certain financial covenants that, among other things, limit the total amount of dividend payments during a trailing twelve calendar month period. As of March 31, 2009, the Company was in compliance with the dividend payment covenant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included elsewhere in this Annual Report on Form 10-K.

Shareholder Return Performance Graph

The following graph compares the cumulative five-year total stockholder return on our Common Stock from March 31, 2004 through March 31, 2009, with the cumulative total return on (i) the NASDAQ Composite Index and (ii) the Dow Jones US Business Support Services TSM Index. The comparison assumes the investment of $100 on March 31, 2004, in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends. In the previous fiscal year, the Company used the Dow Jones Wilshire Business Support Services Index for its performance graph. However, as of March 31, 2009, the name of this index has changed to Dow Jones US Business Support Services TSM Index, which uses the same components and the same calculation methodology as the Dow Jones Wilshire Index used. The Company has determined that this is a meaningful index for industry/line of business comparison purposes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Diamond Management & Technology Consultants Inc., The NASDAQ Composite Index
And The Dow Jones US Business Support Services TSM Index

*$100 invested on 3/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

	3/04	3/05	3/06	3/07	3/08	3/09
Diamond Management & Technology Consultants, Inc.	$100.00	$166.84	$110.88	$124.22	$72.03	$31.06
NASDAQ Composite Index	100.00	101.44	120.49	127.08	118.9	78.48
Dow Jones US Business Support Services TSM	100.00	100.33	123.00	138.05	121.40	83.35

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases have been expended. During the quarter ended March 31, 2009, the Company did not repurchase any additional shares. During the fiscal year ended March 31, 2009, the Company repurchased approximately 2.7 million shares at an average price of $4.93. As of March 31, 2009, the amount available for repurchase under the Board authorization was $26.9 million.

	Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Approximate Dollar
	Total Number of	Average Price	Purchased as Part of	Value of Shares That May be
Period	Shares Purchased	Paid per Share(1)	Publicly Announced Plans	Purchased Under the Plan

April 1, 2008 — June 30, 2008	1,026,890	$5.25	1,026,890	$34,683,031
July 1, 2008 — September 30, 2008	1,120,842	$5.07	1,120,842	$29,003,501
October 1, 2008 — December 31, 2008	516,272	$4.01	516,272	$26,932,451
January 1, 2009 — March 31, 2009	—	—	—	$26,932,451

(1)	Average price paid per share of stock repurchased under the Buy-Back Program is execution price, including commissions paid to brokers and expenses of the tender offer.

Item 6.	Selected Financial Data

The selected financial data presented below has been derived from our consolidated financial statements. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K. Amounts previously reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal year 2005 have been reclassified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

	Year Ended March 31,
	2005	2006	2007	2008	2009
	(Amounts in thousands, except per share data)

Statement of Operations Data:
Revenue:
Net revenue	$144,900	$145,224	$168,699	$182,288	$152,166
Reimbursable expenses	16,848	18,444	21,574	22,768	22,812

Total revenue	161,748	163,668	190,273	205,056	174,978

Project personnel expenses:
Project personnel costs before reimbursable expenses	86,243	99,111	118,596	125,772	113,703
Reimbursable expenses	16,848	18,444	21,574	22,768	22,812
Stock-based compensation acceleration — tender offer	—	—	—	—	14,290

Total project personnel expenses	103,091	117,555	140,170	148,540	150,805

Gross margin	58,657	46,113	50,103	56,516	24,173

Other operating expenses:
Professional development and recruiting	6,107	6,689	8,838	9,420	6,716
Marketing and sales	3,507	3,522	3,766	4,451	3,103
Management and administrative support	24,328	25,328	27,499	26,947	25,846
Stock-based compensation acceleration — tender offer	—	—	—	—	2,402
Restructuring charges (recovery)	—	400	(24)	—	(284)

Total other operating expenses	33,942	35,939	40,079	40,818	37,783

Income (loss) from operations	24,715	10,174	10,024	15,698	(13,610)

Interest income, net	1,652	2,868	4,238	3,230	784
Other income (expense), net	(216)	102	(139)	180	(128)

Total other income, net	1,436	2,970	4,099	3,410	656

Income (loss) from continuing operations before income taxes	26,151	13,144	14,123	19,108	(12,954)
Income tax expense (benefit)	(13,420)	11,151	6,908	8,873	(4,156)

Income from continuing operations after income taxes	39,571	1,993	7,215	10,235	(8,798)
Discontinued operations:
Gain on disposal of discontinued operations, including income taxes	—	—	22,932	7,000	—
Income (loss) from discontinued operations, net of income taxes	(6,533)	(12,577)	1,254	3,859	400

Discontinued operations, net of income taxes	(6,533)	(12,577)	24,186	10,859	400

Net income (loss)	$33,038	$(10,584)	$31,401	$21,094	$(8,398)

Basic income (loss) per share of Common Stock(1) :
Income (loss) from continuing operations	1.18	0.06	0.23	0.34	(0.34)
Income (loss) from discontinued operations, net of income taxes	(0.19)	(0.38)	0.76	0.36	0.02

Net income (loss)	$0.99	$(0.32)	$0.98	$0.70	$(0.32)

Diluted income (loss) per share of Common Stock(1):
Income (loss) from continuing operations	1.09	0.06	0.21	0.33	(0.34)
Income (loss) from discontinued operations, net of income taxes	(0.18)	(0.36)	0.71	0.34	0.02

Net income (loss)	$0.91	$(0.31)	$0.92	$0.67	$(0.32)

Shares used in computing basic income (loss) per share of Common Stock(1)	33,516	32,963	31,951	30,200	26,209
Shares used in computing diluted income (loss) per share of Common Stock(1)	36,281	34,682	34,076	31,492	26,209
Cash dividends declared per share of Common Stock	$—	$—	$0.30	$0.35	$0.35

	March 31,
	2005	2006	2007	2008	2009
	(Amounts in thousands)

Balance Sheet Data:
Cash and cash equivalents(2)	$42,270	$69,899	$84,125	$53,267	$46,112
Short-term investments	55,975	—	—	—	—
Restricted cash	—	5,493	6,095	7,338	4,099
Working capital(2)	104,506	76,091	81,905	55,566	55,072
Total assets	153,060	127,620	120,875	92,395	89,149
Total stockholders’ equity(3)	$117,945	$91,888	$95,927	$74,852	$70,040

(1)	See Note (11) of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for an explanation of the methods used to compute basic and diluted income (loss) per share data.

(2)	As of March 31, 2006, 2007, 2008 and 2009, balance sheet amounts reported include only continuing operations. Prior to March 31, 2006, amounts reported include combined (continuing and discontinued) operations.

(3)	Total stockholders’ equity includes the effect of the repurchase of the Company’s Common Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In March 2006, our Board of Directors approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to sell the portions of our international operations that included offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” in the financial statements and related notes. North America, the U.K. and India are considered “continuing operations.” All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform to this presentation to allow for meaningful comparison. The Consolidated Statements of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

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

During the fiscal year ended March 31, 2009, we generated net revenue of $152.2 million from 99 clients. At March 31, 2009, we employed 465 consultants and 112 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

Approximately 90% of our revenues and expenses are denominated in the U.S. dollar, which limits the impact of foreign currency exchange rate fluctuations on consolidated revenues & expenses. Approximately 10% of our revenues and expenses are generated from international transactions, which are denominated in foreign currencies. The most common foreign currencies that we operate under are the British Pound Sterling, the Indian Rupee, and the Euro.

In the fourth quarter of fiscal year 2009, the Company initiated a Tender Offer that was completed on March 9, 2009, which provided employees the opportunity to exchange certain previously granted but unvested Restricted Stock Units (“Eligible RSUs”) for Diamond Common Stock at an exchange ratio of one Eligible RSU for 0.80 shares of Common Stock. The shares are subject to a restriction on sale or transfer, with such restrictions lapsing over a minimum period of approximately six months and up to a maximum period of approximately four years, based on the level of the employee. As a result of the Tender Offer, Diamond issued 1.2 million shares of Common Stock after withholding approximately 0.5 million shares to pay employee taxes incurred on the value of the stock received in the exchange, and recorded a $16.7 million pre-tax charge for stock-based compensation expense in the fourth quarter under the income statement caption “Stock-based compensation acceleration — tender offer.” Of the $16.7 million pre-tax charge, $14.3 million was attributed to project personnel costs (“project personnel tender offer expense”), impacting gross margin, with the remaining $2.4 million attributed to other operating expenses (“other operating tender offer expense”). This had a significant impact on the quarterly and annual operating results as discussed below. Refer to Note (13) of the Consolidated Financial Statements for additional detail regarding the Tender Offer.

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs before reimbursable expenses consist of payroll costs, stock-based compensation expense related to our consulting staff, variable incentive compensation, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs before reimbursable expenses are travel, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Our gross margin decreased to negative ($5.0) million in the fourth quarter of fiscal year 2009, a $14.8 million decrease, compared to positive $9.8 million in the third quarter of fiscal year 2009. The decrease is primarily due to the $14.3 million project personnel tender offer expense described above, and a $1.1 million decline in net revenue. Gross margin decreased $16.6 million in the fourth quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008. The decrease is primarily due to the $14.3 million project personnel tender offer expense as well as a decrease in net revenue of $6.5 million, partially offset by a reduction in project personnel costs before reimbursable expenses of $4.2 million related to lower project personnel headcount. Gross margin decreased to $24.2 million in fiscal year 2009, a $32.3 million decrease, compared to $56.5 million for fiscal year 2008. The decrease is primarily related to a $30.1 million decrease in net revenue and the $14.3 million project personnel tender offer expense, partially offset by a reduction in project personnel costs before reimbursable expenses of $12.1 million related to lower project personnel headcount. Our practice headcount decreased to 465 at March 31, 2009, compared to 473 at December 31, 2008 and 510 at March 31, 2008. Our annualized net revenue per practice professional was $315 thousand for fiscal year 2009 compared to $358 thousand for fiscal year 2008.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations including finance, information technology, human resources, facilities administration and support (including the renting of office space) and legal services. Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income (loss) from continuing operations before income taxes decreased to a loss of $16.4 million in the fourth quarter of fiscal year 2009, an $18.8 million decrease, compared to income of $2.4 million in the third quarter of fiscal year 2009. The decrease is primarily due to the $14.8 million decrease in gross margin described above, the $2.4 million other operating tender offer expense described above, and increased marketing expenditures related to our DiamondExchange® event held in the fourth quarter of fiscal year 2009. Income (loss) from continuing operations before income taxes decreased $17.4 million in the fourth quarter of fiscal year 2009 compared to the fourth quarter of the prior fiscal year primarily due to the $16.6 million decrease in gross margin described above and the $2.4 million other operating tender offer expense, offset by lower overall marketing costs and fewer firm-wide training events held in the fourth quarter of fiscal year 2009. Income (loss) from continuing operations before income taxes decreased to a loss of $13.0 million in fiscal year 2009, a $32.1 million decrease, compared to income of $19.1 million in fiscal year 2008. The decrease is primarily due to the $32.3 million decrease in gross margin described above, the $2.4 million other operating tender offer expense, and a $2.4 million decrease in net interest income, offset by lower training, recruiting, marketing, and facilities costs due to firm-wide expense management initiatives in fiscal year 2009.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are balanced with our revenue level. In addition, we monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the fourth quarter of fiscal year 2009 was 69% which increased from 60% in the third quarter of fiscal year 2009 and 60% in the fourth quarter of the prior fiscal year. Our utilization rate for fiscal year 2009 was 63% compared to 62% for fiscal year 2008.

Free cash flow was $13.0 million for the fiscal year ended March 31, 2009. Management believes that the free cash flow from continuing operations metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($14.6 million) net of capital expenditures ($1.6 million), provides a consistent metric from which the performance of the business may be monitored.

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

Management makes estimates of the amount of our billed and unbilled accounts receivable that may not be collected from clients. We believe the allowance for doubtful accounts is a critical accounting estimate because it can materially affect our operating results and requires us to make judgments about matters that are uncertain. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers our overall experience with estimating uncollectible amounts. We recognize the effect of changes in our estimates, assumptions and assessments of the factors impacting the collectability of amounts due from customers on an ongoing basis. As of March 31, 2009, our accounts receivable balance was $15.9 million, including unbilled accounts receivable of $6.7 million, and net of an allowance for doubtful accounts of $0.6 million. Unbilled receivables represent revenues and reimbursable expenses earned for services performed that have not been billed. Unbilled receivables are typically billed the following month.

Although we and our clients agree on the scope of projects, expected deliverables and related fees in advance, from time to time we have made revisions to the scope of work and deliverables without making a corresponding adjustment to the fees for the project. We refer to this as “project run-on” as these revisions generally cause a project to extend beyond its targeted completion. We monitor our actual project run-on experience on an ongoing basis and perform monthly reviews of projects in progress against plan. We provide for project run-on costs based on our analysis of historical experience. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. The deferred revenue balance was $0.7 million as of March 31, 2009. The balance was primarily comprised of the estimated gross amount of services to be rendered subsequent to the targeted completion date as well as prepaid client fees related to consulting services that the Company expects to earn in future periods. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

Stock-based Compensation

We have adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options, stock appreciation rights (“SARs”) and Stock Awards (restricted stock and restricted stock units (“RSUs”)) to officers and employees, and non-qualified stock options, SARs and Stock Awards to certain persons who were not employees on the date of grant, including non-employee members of our Board of Directors.

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of expected dividends. Additionally, expected forfeitures are estimated in determining stock-based compensation expense. If actual forfeitures differ from the estimates, the difference is recorded in the period in which it occurs.

Operating Expenses

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs before reimbursable expenses consist of payroll costs, stock-based compensation expense related to project personnel, variable incentive compensation, and related benefits associated with professional staff. Other related expenses include travel, third-party vendor payments and non-billable costs associated with the marketing and delivery of services to our clients. The amount of these other direct costs can vary substantially from period to period depending largely on revenue. However, project personnel and related expenses are relatively stable in nature, and declines in revenue will often result in reduced utilization of professional personnel and lower operating margins.

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

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in international jurisdictions. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of March 31, 2009, the remaining valuation allowance against deferred tax assets was $6.0 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards. The need to maintain a valuation allowance is reviewed on at least a quarterly basis.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note (3) of the Notes to the Consolidated Financial Statements.

Revenue

On a consolidated basis, net revenue decreased $30.1 million, or 17%, in fiscal year 2009 compared to fiscal year 2008 primarily due to the weakness in the global economy. Net revenue increased $13.6 million, or 8%, in fiscal year 2008 as compared to fiscal year 2007 due to our expanding client base and higher realized billing rates at new and existing clients. We continue to focus on transitioning to a broader and less concentrated client base.

We served 99 clients during fiscal year 2009, compared to 109 clients during fiscal year 2008 and 105 clients during fiscal year 2007. Average revenue per client decreased to $1.5 million during fiscal year 2009 from $1.7 million during fiscal year 2008. Average revenue per client increased to $1.7 million during fiscal year 2008 from $1.6 million during fiscal year 2007.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 13% of revenue during fiscal year 2009, 14% of revenue during the fiscal year 2008 and 12% of revenue during the fiscal year 2007. For fiscal years 2007, 2008 and 2009, revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee Revenue			New Client Revenue
Industry	2007	2008	2009	2007	2008	2009

Financial Services	32%	30%	30%	37%	20%	32%
Insurance	26%	23%	24%	7%	12%	7%
Healthcare	19%	21%	19%	22%	19%	23%
Enterprise	19%	23%	23%	22%	46%	30%
Public Sector	4%	3%	4%	12%	3%	8%

	100%	100%	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses decreased $12.1 million, or 10%, during fiscal year 2009 as compared to fiscal year 2008. The decrease in project personnel costs was primarily due to decreased project personnel compensation and benefits expense attributed to lower headcount and decreased stock-based compensation expense (excluding the impact of the tender offer) resulting from a lower overall value of annual equity awards granted in the first quarter of fiscal year 2009. As a percentage of net revenue, project personnel costs before reimbursable expenses increased from 69% during fiscal year 2008 to 75% during fiscal year 2009 primarily due to the 17% decline in net revenue in fiscal year 2009.

Project personnel costs before reimbursable expenses increased $7.2 million, or 6%, during fiscal year 2008 as compared to fiscal year 2007. The increase in project personnel costs was primarily due to increased project personnel compensation and benefits expense and increased stock-based compensation expense associated with the 6% increase in the average number of project personnel partially offset by a decrease in variable compensation due to a $4.1 million special bonus recorded in the second quarter of fiscal year 2007. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased from 70% during fiscal year 2007 to 69% during fiscal year 2008 primarily due to the decrease in variable compensation expense in fiscal year 2008 compared to fiscal year 2007.

The following table summarizes practice personnel data for fiscal years 2007, 2008 and 2009:

	2007	2008	2009

Practice headcount	507	510	465
Annualized net revenue per practice professional (in thousands)	$351	$358	$315
Utilization rate	63%	62%	63%
Annualized voluntary attrition	18%	16%	12%
Total annualized attrition(1)	22%	22%	25%

(1)	Defined as voluntary attrition plus Company initiated attrition.

Stock-based compensation acceleration — tender offer (project personnel)

The Company completed a Tender Offer on March 9, 2009, which provided employees the opportunity to exchange certain previously granted but unvested Restricted Stock Units (“Eligible RSUs”) for Diamond Common Stock at an exchange ratio of one Eligible RSU for 0.80 shares of Common Stock. As a result of the Tender Offer, Diamond issued 1.2 million shares after withholding approximately 0.5 million shares to pay employee taxes incurred on the value of the stock received in the exchange, and recorded a $14.3 million charge to project personnel expenses for Stock-based compensation acceleration — tender offer. Refer to Note (13) of the Consolidated Financial Statements for additional detail.

Professional Development and Recruiting

Professional development and recruiting expenses decreased $2.7 million, or 29%, during fiscal year 2009 as compared to fiscal year 2008. The decrease was primarily due to decreased costs for training and campus recruiting initiatives, as well as lower costs incurred for experienced recruiting initiatives and sourcing fees. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus hire searches.

Professional development and recruiting expenses increased $0.6 million, or 7%, during fiscal year 2008 as compared to fiscal year 2007. The increase was primarily due to increases in training costs and campus recruiting initiatives, partially offset by decreases in experienced recruiting initiatives and sourcing fees during fiscal year 2008 compared to fiscal year 2007. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus hire searches. Our expenditures related to training increased in fiscal year 2008 as we expanded the training courses offered to our employees.

Marketing and Sales

Marketing and sales expenses decreased $1.3 million, or 30%, during fiscal year 2009 as compared to fiscal year 2008. The decrease was primarily due to lower marketing expenditures related to our DiamondExchangetm events in fiscal year 2009, and costs incurred in fiscal year 2008 for a pilot online advertising campaign to raise brand awareness.

Marketing and sales expenses increased $0.7 million, or 18%, during fiscal year 2008 as compared to fiscal year 2007. The increase was primarily due to costs incurred for fiscal year 2008 pilot online advertising campaign discussed above.

Management and Administrative Support

Management and administrative support expenses decreased $1.1 million, or 4%, in fiscal year 2009 as compared to fiscal year 2008. This decrease was primarily due to a decrease in rent expense as indicated in Note (9) of the Consolidated Financial Statements, and a decrease in compensation and benefits expense for management and administrative personnel. Management and administrative support expenses include the rent expense associated with our six offices in North America, the U.K. and India.

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

Stock-based compensation acceleration — tender offer (other operating)

The Company completed a Tender Offer on March 9, 2009, which provided employees the opportunity to exchange certain previously granted but unvested Restricted Stock Units (“Eligible RSUs”) for Diamond Common Stock at an exchange ratio of one Eligible RSU for 0.80 shares of Common Stock. As a result of the Tender Offer, Diamond issued 1.2 million shares after withholding approximately 0.5 million shares to pay employee taxes incurred on the value of the stock received in the exchange, and recorded a $2.4 million charge to other operating expenses for Stock-based compensation acceleration — tender offer. Refer to Note (13) of the Consolidated Financial Statements for additional detail.

Restructuring Charges (Recovery)

We recorded a restructuring recovery of $0.3 million during fiscal year 2009 as a result of extending the terms of our Chicago office headquarters lease on July 14, 2008. The terms of the lease extension allowed the Company to return unused office space that was previously included in the initial restructuring charge to the landlord, relieving the Company of this obligation.

We recorded a restructuring recovery of $24 thousand during fiscal year 2007 related to the net change in facilities usage assumptions related to office space in our Chicago office. There was no restructuring charge or recovery recorded during fiscal year 2008.

Other Income, Net

Other income, net decreased $2.8 million, or 81%, during fiscal year 2009 as compared to fiscal year 2008 primarily due to a $2.4 million decrease in interest income caused by lower interest rate yields and a decrease in the average cash and cash equivalent balance in fiscal year 2009 as compared to the previous fiscal year. The effect of foreign currency losses on transactions denominated in non-functional currencies also contributed to the decrease in other income, but was partially offset by a $0.3 million cash distribution on an available-for-sale investment received in fiscal year 2009.

Other income, net decreased $0.7 million, or 17%, during fiscal year 2008 as compared to fiscal year 2007 primarily due to a decrease in interest income resulting from lower interest rate yields and a decrease in the cash and cash equivalent balances primarily related to the increase in the repurchase of our Common Stock during fiscal year 2008 compared to fiscal year 2007.

Income Tax Expense

We recorded an income tax benefit of $4.2 million, a 32% effective income tax rate, in fiscal year 2009. The income tax benefit was primarily related to a $6.2 million tax benefit recorded on the $16.7 million Tender Offer stock-based compensation acceleration expense discussed above, partially offset by income tax expense recorded on continuing operations. We recorded income tax expense of $8.9 million, a 46% effective income tax rate, and $6.9 million, a 49% effective income tax rate, in fiscal years 2008 and 2007, respectively. The income tax expense recorded in fiscal years 2008 and 2007 related to income earned in North America. Due to valuation allowances on international deferred tax assets, the company currently does not recognize a tax benefit on international losses or reported tax expense on international profits. These items cause a significant difference between the effective tax rate and the statutory tax rate.

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in international jurisdictions. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of March 31, 2009, the remaining valuation allowance against deferred tax assets was $6.0 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards.

The IRS examination of the Company’s fiscal year 2006 and 2007 federal income tax returns was completed during fiscal year 2009, as were a number of state income tax audits. The adjustments from the IRS examination and the various state tax audits did not have a material impact on the Company’s operations.

Discontinued Operations

In March 2006, the Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, we committed to sell the portions of our international operations that included offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for the periods presented. All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) has been reclassified to conform to this presentation to allow for meaningful comparison. On July 19, 2006, we signed a definitive agreement to sell our consulting operations reported as discontinued operations. The transaction closed on July 31, 2006. We recorded a net gain from the sale, net of an income tax benefit, during the second quarter of fiscal year 2007 of $23.0 million, and recorded adjustments to reduce the gain to $22.9 million during the third and fourth quarters of fiscal year 2007 to reflect changes in estimates of the net assets sold.

Under the terms of the agreement, we had the opportunity to earn up to an additional $7.0 million in cash if the consulting units sold by the Company achieved certain revenue objectives during the first 18 months following the closing date of the transaction. During the fourth quarter of fiscal year 2008, we recorded a gain from the sale and received a cash payment of $7.0 million related to the achievement of these revenue objectives. In addition, we recorded income from discontinued operations of $3.9 million due to the reversal of a portion of the Spanish tax indemnification obligation accrual as a result of the favorable ruling by the Spanish tax authorities on a portion of assessments being appealed. Refer to Note (4) to the Consolidated Financial Statements for a summary of the components of the operating results of discontinued operations in the fiscal years ended March 31, 2007, 2008 and 2009 as well as further discussion of the Spanish tax indemnification obligation.

Liquidity and Capital Resources

The following table describes our liquidity and financial position on March 31, 2008 and 2009:

	March 31,
	2008	2009
	(In millions)

Working capital(1)	$55.6	$55.1
Cash and cash equivalents(1)	53.3	46.1
Restricted cash	7.3	4.1
Unutilized bank credit facilities	17.5	17.8
Stockholders’ equity(1)	$74.9	$70.0

(1)	We repurchased 6.3 million and 2.7 million shares of treasury stock during fiscal years 2008 and 2009, respectively, for an aggregate cost of $50.9 million and $13.1 million, respectively.

Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations, and in fiscal years 2007 and 2008, proceeds from the sale of portions of our international operations reported as discontinued operations and proceeds received upon the exercise of stock options by our employees. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our dividend payments and our stock repurchase program. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and Common Stock dividend requirements at least through fiscal year 2010.

Our cash is invested in highly-liquid, short-term investments with little to no principal risk. These investments must be rated either AAA or A1/P1 by Standard & Poors, Moody’s or Fitch, Inc. During fiscal years 2007, 2008 and 2009, we did not invest in nonconsolidated conduits, collateralized debt obligations (“CDOs”), auction-rate securities (“ARSs)”, or structured investment vehicles (“SIVs”), and we do not have any plans to invest in such investments in the foreseeable future.

Our Board declared the following annual cash dividends during the fiscal years ended March 31, 2007, 2008 and 2009, respectively:

	2007	2008	2009

Declaration date	November 7, 2006	November 6, 2007	November 11, 2008
Per share dividend	$0.30	$0.35	$0.35
Record date	November 22, 2006	November 20, 2007	November 21, 2008
Total amount (in thousands)	$9,716	$10,748	$9,032
Payment date	December 8, 2006	December 6, 2007	December 5, 2008

As a matter of prudent business practice, we maintain a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (the “Bank”) under which we may borrow up to $20.0 million. The line of credit was amended and restated on July 31, 2007 and modified on March 31, 2008 to increase the line of credit from $10.0 million to $20.0 million, grant the lender a security interest in all Company assets and amend certain financial covenants to allow for the modified “Dutch Auction” tender offer completed in March 2008. Under the new credit agreement, the Company is required to adhere to financial covenants including a minimum tangible net worth of $30.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments cannot exceed $17.5 million in a trailing twelve calendar month period and the annual purchase, retirement or redemption of Company stock cannot exceed the defined maximum amounts associated with the time periods described in the agreement. The Company also must maintain $10.0 million in its money market account pledged to the Bank under the terms of the agreement.

The annual interest rate under the new agreement is based on the prime rate or LIBOR plus the applicable margin for each as defined in the agreement. We agreed to pay a commitment fee to the Bank equal to one-quarter of one percent per year on the unused credit facility from September 1, 2008 through the termination date of the agreement. The credit agreement expires July 31, 2009 and we are currently negotiating to either renew the existing agreement or replace it with a new credit agreement provided by a different bank. Currently, the line of credit is reduced, as necessary, to account for outstanding letters of credit issued by the Bank that secure the Company’s office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations. These letters of credit cannot exceed $4.0 million. As of March 31, 2009, these letters of credit totaled $2.2 million. On July 31, 2009, $2.0 million of the letters of credit, the portion which serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations, will expire. As of March 31, 2009, there were no outstanding borrowings and we had approximately $17.8 million available under the Bank line of credit. We currently do not rely on our line of credit for liquidity, as evidenced by the fact that we have never borrowed cash against the line of credit.

Cash Flows from Operating Activities

During the fiscal year ended March 31, 2009, net cash provided by operating activities was $14.6 million. This primarily resulted from the following activities (amounts in millions):

Fiscal Year Ended
March 31, 2009

Net loss	$(8.4)
Non-cash charges(1)	33.1
Deferred income taxes(2)	(5.8)
Excess tax benefits from employee stock Plans(3)	(0.3)
Total increases in cash flows from operating activities due to changes in assets and liabilities(4)	2.3
Total decreases in cash flows from operating activities due to changes in assets and liabilities(5)	(6.3)

Net cash provided by operating activities	$14.6

(1)	Total non-cash items aggregating $33.1 million, consisting primarily of stock-based compensation expense, were added to net loss of $8.4 million to arrive at net cash provided by operating activities. These non-cash items are summarized as follows (in millions):

Fiscal Year Ended
March 31, 2009

Stock-based compensation	$31.6
Depreciation and amortization	1.8
Restructuring recovery	(0.3)

Total non-cash items	$33.1

(2)	Deferred income taxes increased $5.8 million during fiscal year 2009, primarily related to an increase in future deductions associated with restricted stock units that vested during fiscal year 2009. The impact of this increase was excluded from net loss of $8.4 million to arrive at cash flows from operations.

(3)	Excess tax benefits from employee stock plans was $0.3 million and was excluded from net loss of $8.4 million to arrive at net cash provided by operating activities.

(4)	The total increase in cash flows from operating activities due to changes in assets and liabilities was $2.3 million. The increase was primarily the result of an increase in accounts payable. The increases are summarized as follows (in millions):

Fiscal Year Ended
March 31, 2009

Accounts payable	$1.7
Prepaid expenses and other	0.2
Other assets and liabilities	0.4

Total increases in cash flows from operating activities due to changes in assets and liabilities	$2.3

(5)	The total decrease in cash flows from operating activities due to changes in assets and liabilities was $6.3 million. The decrease was primarily the result of an increase in accounts receivable and a decrease in income taxes payable. The decreases are summarized as follows (in millions):

Fiscal Year Ended
March 31, 2009

Accounts receivable	$(3.3)
Accrued compensation	(0.3)
Income taxes payable	(2.2)
Deferred revenue	(0.4)
Restructuring accrual	(0.1)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(6.3)

Our billings for the three and twelve months ended March 31, 2009 totaled $42.2 million and $177.2 million, respectively, compared to $47.2 million and $207.1 million for the three and twelve months ended March 31, 2008, respectively. The changes in billings are due to fluctuations in revenue and reimbursable expenses resulting from revenue generating projects. These amounts include value added tax (“VAT”) (which is not included in net revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $16.4 million at March 31, 2009 represented 35 days of billings for the quarter ended March 31, 2009. At March 31, 2008, the gross receivable balance was $13.9 million which represented 26 days of billings for the quarter ended March 31, 2008. The increase in accounts receivable at March 31, 2009 as compared to March 31, 2008 was principally due to the timing of client payments. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, it is not indicative of a trend in the business.

Contractual Obligations

At March 31, 2009, we had the following contractual obligations (amounts in thousands):

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$1,714	$2,310	$2,077	$269	$6,370
Purchase obligations(1)	653	540	—	—	1,193
Other long-term liabilities(2)(3)	—	—	—	368	368

Total	$2,367	$2,850	$2,077	$637	$7,931

(1)	Purchase obligations represent minimum commitments due to third parties, including IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at March 31, 2009.

(2)	The $0.4 million long-term liability related to the net tax indemnification obligation as discussed in “Contingencies” below is reflected on our consolidated balance sheet under GAAP.

(3)	The table excludes our liability for uncertain tax positions, which totaled $0.7 million as of March 31, 2009, since we cannot predict with reasonable reliability the timing of cash settlements to the respective tax authorities.

Contingencies

From time to time, we undergo various tax examinations and audits related to our holding company and its subsidiaries. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 and 2000, on January 3, 2006 we provided a bank guarantee in the amount of 4.3 million Euros to the Spanish taxing authority in order to appeal such authority’s assessment. Diamond’s Spanish subsidiary was sold on July 31, 2006, and in accordance with the terms of the sale document, we agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require it be renewed annually until the conclusion of the appealed tax inspection. At the time of the transaction, such conclusion was not expected before a period of approximately eight years.

During fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. Because the remaining assessments still under appeal are based on the same merits, the Company believes that the tax authorities will rule in favor of the Company for the remaining assessments. As a result, $3.9 million was reversed related to the assessments during fiscal year 2008, which is reflected in income from discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the Company obtained a release in fiscal year 2009 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of March 31, 2009 secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The Company held shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, the Company no longer expects to recover certain of these shares and intends to release such shares as part of the conclusion of a portion of the tax assessments.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.

Cash Flows from Investing Activities

Cash provided by investing activities was $1.7 million for fiscal year 2009 primary as a result of the decrease in restricted cash of $3.1 million and the $0.3 million cash distribution on an available-for-sale investment offset by capital expenditures of $1.6 million, which primarily related to leasehold improvements for our existing office locations, purchases of computer hardware, and capitalized labor costs for the customization of internal use software.

Cash Flows from Financing Activities

Cash used in financing activities was $22.5 million for fiscal year 2009 resulting from the repurchase of Diamond Common Stock totaling $13.1 million, a Common Stock annual cash dividend distribution of $9.0 million, and payment of employee withholding taxes from equity transactions of $2.7 million. These were offset by $2.1 million in proceeds from the issuance of Common Stock in connection with the Employee Stock Purchase Plan and option exercises, and $0.3 million in excess tax benefits from employee stock plans.

In February 2008, we completed a modified “Dutch Auction” tender offer and purchased 2.6 million shares of our Common Stock at a purchase price of $6.24 per share, for a cost of $16.5 million. The purchase price includes costs we recorded for advisory and agent fees related to the tender offer.

Treasury Stock Transactions

The Board has authorized, from time to time, the repurchase of our Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the fiscal year ended March 31, 2009, we repurchased 2.7 million shares at an average price of $4.93, resulting in an aggregate cost of $13.1 million. During the period beginning with the inception of the Buy-back Program in October 1998 through March 31, 2009, the number of shares repurchased under the current and prior authorizations was 22.6 million shares at an aggregate cost of $228.6 million and an average price of $10.11 per share. As of March 31, 2009, the amount available for repurchase under the Buy-back Program was $26.9 million.

The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal year 2005 to issue treasury shares whenever shares are issued under its equity incentive plans. During the fiscal year ended March 31, 2009, the Company issued 2.7 million treasury shares related to RSU vestings, stock option and SAR exercises, ESPP purchases and restricted stock grants.

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

Foreign Currency Risk

Approximately 10% of our revenues and expenses are generated internationally in the respective countries of our foreign subsidiaries and are typically denominated in the local currency of each country. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of any international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impacted by changes in these or other factors.

The financial statements of our non-U.S. businesses are typically denominated in the local currency of the foreign subsidiary. As a result, we are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability. As a result of the sale of portions of the Company’s international consulting operations that included the offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, the Company expects foreign currency risk to be reduced as approximately 90% of the Company’s revenues and expenses are denominated in the U.S. Dollar.

Interest Rate Risk

The Company invests its cash in highly liquid investments with original maturities of three months or less as well as in other short-term debt instruments. The interest rate risk associated with our investing activities at March 31, 2009 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments in fiscal year 2009 to alter the interest rate characteristics of our investment holdings.

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

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2009, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of March 31, 2009. KPMG LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.:

We have audited Diamond Management & Technology Consultants, Inc.’s (the Company) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Diamond Management & Technology Consultants, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Management & Technology Consultants, Inc. as of March 31, 2008 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated June 10, 2009, expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
June 10, 2009

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about the Company’s equity incentive plans as of March 31, 2009:

	Number of				Number of securities
	securities to be				remaining available for
	issued upon		Weighted-average		future issuance under
	exercise of		exercise price of		equity compensation
	outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected in
Plan Category	and rights		and rights		column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	5,905,632	(1)	$8.36	(2)	7,277,124	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	5,905,632				7,277,124

(1)	Includes 931,293 shares issuable upon vesting of outstanding Stock Awards and 4,278,686 stock-settled stock appreciation rights (“SARs”).

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding Stock Awards which have no exercise price.

(3)	Includes 566,380 shares available for future issuance under the Company’s Employee Stock Purchase Plan.

Information with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions will be set forth in Note (17) to the Consolidated Financial Statements included herein, and in the Proxy Statement, which information is incorporated herein by reference, or in an amendment to this Form 10-K.

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

Exhibit
No.		Description

3.1		Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
3.2		Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.1		Stock Purchase Agreement dated July 19, 2006 by and between DiamondCluster International B.V. and Mercer Management Consulting, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.2		Employment Agreement between each of the Executive Officers and the Company (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 (File No. 000-22125) and incorporated herein by reference).
10	.3*	Partners’ Operating Agreement dated as of April 1, 2009.
10.4		Amended and Restated 1998 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).

Exhibit
No.		Description

10.5		Form of Notices of Grant and Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2007 (File No. 000-22125) and incorporated herein by reference).
10.6		Form of Notices of Grant and Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2005 (File No. 000-22125) and incorporated herein by reference).
10.7		2000 Stock Option Plan, as amended December 31, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-22125) and incorporated herein by reference).
10.8		Form of Notices of Grant and Restricted Stock Unit Agreement under the 2000 Stock Option Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (File No. 000-22125) and incorporated herein by reference).
10.9		Employee Stock Purchase Plan (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No 000-22125) and incorporated herein by reference).
10.10		Summary of Outside Director Board Compensation filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No 000-22125) and incorporated herein by reference).
10.11		Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, N.A. dated July 31, 2007 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2008 (File No. 000-22125) and incorporated herein by reference).
10.12		First Modification Agreement (to that certain Amended and Restated Credit Agreement dated July 31, 2007) among the Company, JP Morgan Chase Bank, N.A., and certain of the Company’s subsidiaries dated March 31, 2008 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2008 (File No. 000-22125) and incorporated herein by reference).
10	.13*	Second Modification Agreement (to that certain Amended and Restated Credit Agreement dated July 31, 2007) among the Company, JP Morgan Chase Bank, N.A., and certain of the Company’s subsidiaries dated March 25, 2009.
14	*	Code of Business Conduct and Ethics and Supplemental Code of Ethics for Senior Financial Officers.
21	*	Subsidiaries of the Company.
23	*	Consent of Independent Registered Public Accounting Firm.
24	*	Power of Attorney (included on signature page).
31	.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Management & Technology Consultants, Inc.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: June 10, 2009

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

Signature	Title	Date

/s/ Adam J. Gutstein Adam J. Gutstein	President and Chief Executive Officer (Principal Executive Officer); Director	June 10, 2009

/s/ Karl E. Bupp Karl E. Bupp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 10, 2009

/s/ John J. Sviokla John J. Sviokla	Vice Chairman and Director	June 10, 2009

/s/ Edward R. Anderson Edward R. Anderson	Director	June 10, 2009

/s/ Melvyn E. Bergstein Melvyn E. Bergstein	Director	June 10, 2009

/s/ Donald R. Caldwell Donald R. Caldwell	Director	June 10, 2009

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director	June 10, 2009

Signature	Title	Date

/s/ Michael H. Moskow Michael H. Moskow	Director	June 10, 2009

/s/ Javier Rubio Javier Rubio	Director	June 10, 2009

/s/ Pauline A. Schneider Pauline A. Schneider	Director	June 10, 2009

/s/ Samuel K. Skinner Samuel K. Skinner	Director	June 10, 2009

/s/ Arnold R. Weber Arnold R. Weber	Director	June 10, 2009

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.:

We have audited the accompanying consolidated balance sheets of Diamond Management & Technology Consultants, Inc. and subsidiaries (the Company) as of March 31, 2008 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Management & Technology Consultants, Inc. and subsidiaries as of March 31, 2008 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

As described in note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions on April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Diamond Management & Technology Consultants, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois
June 10, 2009

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2008 and 2009

	2008	2009
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$53,267	$46,112
Accounts receivable, net of allowance of $695 and $566 as of March 31, 2008 and 2009, respectively	13,215	15,872
Income taxes receivable	256	—
Deferred tax asset — current portion	1,236	6,747
Prepaid expenses	1,970	1,323
Other current assets	1,276	1,479

Total current assets	71,220	71,533
Restricted cash	7,338	4,099
Computers, equipment, leasehold improvements and software, net	4,572	4,280
Deferred tax asset — long-term portion	7,710	7,757
Other assets	1,555	1,480

Total assets	$92,395	$89,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,416	$4,595
Accrued compensation	4,648	4,269
Deferred revenue	1,092	722
Accrued benefits	2,704	2,481
Income taxes payable — current portion	—	1,493
Restructuring accrual — current portion	220	—
Other accrued liabilities	4,574	2,901

Total current liabilities	15,654	16,461
Restructuring accrual — long-term portion	119	—
Deferred rent — long term portion	34	1,593
Accrued income tax liabilities — long-term portion	1,286	687
Net tax indemnification obligation	450	368

Total liabilities	17,543	19,109

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 40,024 and 40,087 shares issued as of March 31, 2008 and 2009, respectively	40	40
Additional paid-in capital	622,849	622,967
Accumulated other comprehensive loss	(2,748)	(4,636)
Accumulated deficit	(424,831)	(442,261)

	195,310	176,110
Less Common Stock in treasury, at cost, 12,936 and 12,885 shares held at March 31, 2008 and 2009, respectively	120,458	106,070

Total stockholders’ equity	74,852	70,040

Total liabilities and stockholders’ equity	$92,395	$89,149

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Fiscal years ended March 31, 2007, 2008 and 2009

	2007	2008	2009
	(In thousands, except per share data)

Revenue:
Net revenue	$168,699	$182,288	$152,166
Reimbursable expenses	21,574	22,768	22,812

Total revenue	190,273	205,056	174,978
Project personnel expenses:
Project personnel costs before reimbursable expenses	118,596	125,772	113,703
Reimbursable expenses	21,574	22,768	22,812
Stock-based compensation acceleration — tender offer	—	—	14,290

Total project personnel expenses	140,170	148,540	150,805
Gross margin	50,103	56,516	24,173

Other operating expenses:
Professional development and recruiting	8,838	9,420	6,716
Marketing and sales	3,766	4,451	3,103
Management and administrative support	27,499	26,947	25,846
Stock-based compensation acceleration — tender offer	—	—	2,402
Restructuring recovery	(24)	—	(284)

Total other operating expenses	40,079	40,818	37,783

Income from operations	10,024	15,698	(13,610)
Interest income	4,301	3,323	957
Interest expense	(63)	(93)	(173)
Other income (expense), net	(139)	180	(128)

Total other income, net	4,099	3,410	656
Income (loss) from continuing operations before income taxes	14,123	19,108	(12,954)
Income tax expense (benefit)	6,908	8,873	(4,156)

Income (loss) from continuing operations after income taxes	7,215	10,235	(8,798)
Discontinued operations:
Gain on disposal of discontinued operations, including income tax benefit of $574, $0 and $0 for the fiscal years ended March 31, 2007, 2008 and 2009, respectively	22,932	7,000	—
Income from discontinued operations, including income tax benefit of $0, $0 and $575 for the fiscal years ended March 31, 2007, 2008 and 2009, respectively	1,254	3,859	400

Income from discontinued operations, net of income taxes	24,186	10,859	400
Net income (loss)	31,401	21,094	(8,398)
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period	890	27	(1,869)
Less: reclassification adjustment for foreign currency translation realized from the sale of discontinued operations	(6,065)	—	—

Total foreign currency translation adjustments	(5,175)	27	(1,869)
Unrealized loss on investment	(69)	(4)	(19)

Comprehensive income (loss)	$26,157	$21,117	$(10,286)

Basic income (loss) per share of Common Stock:
Income (loss) from continuing operations	$0.23	$0.34	$(0.34)
Income from discontinued operations	0.76	0.36	0.02
Net income (loss)	$0.98	$0.70	$(0.32)

Diluted income (loss) per share of Common Stock:
Income (loss) from continuing operations	$0.21	$0.33	$(0.34)
Income from discontinued operations	0.71	0.34	0.02

Net income (loss)	$0.92	$0.67	$(0.32)

Shares used in computing basic income (loss) per share of Common Stock	31,951	30,200	26,209
Shares used in computing diluted income (loss) per share of Common Stock	34,076	31,492	26,209

Excluding the stock-based compensation expense (“SBC”) associated with the tender offer, the following amounts of SBC are included in each of the respective expense categories reported above:

	2007	2008	2009

Project personnel costs before reimbursable expenses	$11,318	$15,059	$11,687
Professional development and recruiting	101	124	110
Marketing and sales	345	332	265
Management and administrative support	2,925	2,841	2,861

SBC included in income (loss) from continuing operations	14,689	18,356	14,923
SBC included in income from discontinued operations	527	—	—

	15,216	18,356	14,923
SBC recorded against the gain on disposal of discontinued operations	1,379	—	—

Total SBC	$16,595	$18,356	$14,923

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal years ended March 31, 2007, 2008 and 2009

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Stock	Income (Loss)	Equity
	(In thousands)

Balance at March 31, 2006	$40	$623,760	$(456,878)	$(77,507)	$2,473	$91,888
Issuance, forfeiture and cancellation of stock	1	—	—	—	—	1
Stock-based compensation	—	16,595	—	—	—	16,595
Tender offer cash settlements for employee stock options	—	(1,805)	—	—	—	(1,805)
Exercise of stock options	1	9,819	—	—	—	9,820
Shares withheld for taxes	—	(4,990)	—	—	—	(4,990)
Issuance of treasury stock under equity incentive plans	(2)	(21,208)	—	21,208	—	(2)
Income tax expense related to stock-based compensation, net of adjustments	—	3,459	—	—	—	3,459
Purchase of treasury stock	—	—	—	(37,465)	—	(37,465)
Employee stock purchase plan	—	1,969	—	—	—	1,969
Unrealized loss on investment	—	—	—	—	(69)	(69)
Translation adjustment	—	—	—	—	(5,175)	(5,175)
Dividend paid on Common Stock, $0.30 per share	—	—	(9,700)	—	—	(9,700)
Net income	—	—	31,401	—	—	31,401

Balance at March 31, 2007	$40	$627,599	$(435,177)	$(93,764)	$(2,771)	$95,927
Issuance, forfeiture and cancellation of stock	1	—	—	—	—	1
Stock-based compensation	—	18,356	—	—	—	18,356
Exercise of stock options	—	2,132	—	—	—	2,132
Shares withheld for taxes	—	(3,436)	—	—	—	(3,436)
Issuance of treasury stock under equity incentive plans	(1)	(24,243)	—	24,243	—	(1)
Income tax expense related to stock-based compensation, net of adjustments	—	281	—	—	—	281
Purchase of treasury stock	—	—	—	(50,937)	—	(50,937)
Employee stock purchase plan	—	2,160	—	—	—	2,160
Unrealized loss on investment	—	—	—	—	(4)	(4)
Translation adjustment	—	—	—	—	27	27
Dividend paid on Common Stock, $0.35 per share	—	—	(10,748)	—	—	(10,748)
Net income	—	—	21,094	—	—	21,094

Balance at March 31, 2008	$40	$622,849	$(424,831)	$(120,458)	$(2,748)	$74,852
Stock-based compensation	—	31,615	—	—	—	31,615
Exercise of stock options	—	18	—	—	—	18
Shares withheld for taxes	—	(2,675)	—	—	—	(2,675)
Issuance of treasury stock under equity incentive plans	—	(27,533)	—	27,533	—	—
Income tax expense related to stock-based compensation, net of adjustments	—	(3,341)	—	—	—	(3,341)
Purchase of treasury stock	—	—	—	(13,145)	—	(13,145)
Employee stock purchase plan	—	2,034	—		—	2,034
Unrealized loss on investment	—	—	—	—	(19)	(19)
Translation adjustment	—	—	—	—	(1,869)	(1,869)
Dividend paid on Common Stock, $0.35 per share	—	—	(9,032)	—	—	(9,032)
Net loss	—	—	(8,398)	—	—	(8,398)

Balance at March 31, 2009	$40	$622,967	$(442,261)	$(106,070)	$(4,636)	$70,040

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
Fiscal Years ended March 31, 2007, 2008 and 2009

	2007	2008	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$31,401	$21,094	$(8,398)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Restructuring recovery	(478)	—	(284)
Depreciation and amortization	1,754	1,550	1,801
Stock-based compensation	15,216	18,356	31,615
Gain on sale of discontinued operations	(22,358)	(7,000)	—
Deferred income taxes	757	(254)	(5,783)
Excess tax benefits from employee stock plans	(4,387)	(1,220)	(307)
Changes in assets and liabilities:
Accounts receivable	(8,395)	1,742	(3,332)
Prepaid expenses and other	154	89	216
Accounts payable	(1,088)	693	1,730
Accrued compensation	3,638	(3,261)	(344)
Restructuring accrual	(1,309)	(221)	(55)
Deferred revenue	306	(339)	(369)
Income taxes payable	5,265	(429)	(2,244)
Other assets and liabilities	1,746	(4,799)	354

Net cash provided by operating activities	22,222	26,001	14,600

Cash flows from investing activities:
Decrease (increase) in restricted cash	(602)	(132)	3,082
Distribution from available-for-sale investments	—	—	289
Net proceeds from sale of discontinued operations	29,462	7,000	—
Capital expenditures, net	(2,902)	(3,066)	(1,642)
Other assets	227	44	—

Net cash provided by investing activities	26,185	3,846	1,729

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	11,685	4,292	2,052
Payment of employee withholding taxes from equity transactions	(4,990)	(3,436)	(2,675)
Tender offer cash settlements for employee stock options	(1,805)	—	—
Common stock cash dividends	(9,700)	(10,748)	(9,032)
Excess tax benefits from employee stock plans	4,387	1,220	307
Purchase of treasury stock	(36,293)	(52,110)	(13,145)

Net cash used in financing activities	(36,716)	(60,782)	(22,493)

Effect of exchange rate changes on cash	211	77	(991)

Net increase (decrease) in cash and cash equivalents	11,902	(30,858)	(7,155)
Cash and cash equivalents at beginning of year(2)	72,223	84,125	53,267

Cash and cash equivalents at end of year	$84,125	$53,267	$46,112

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$12	$9	$110
Cash paid during the year for income taxes	808	9,530	3,323
Non-cash financing activities:
Treasury stock repurchase obligation	$1,172	$—	$—

(1)	The Consolidated Statements of Cash Flows is prepared on a combined basis and the reported results include both continuing and discontinued operations for the fiscal years ended March 31, 2007, 2008 and 2009.

(2)	Cash and cash equivalents includes $2,324 of cash and cash equivalents classified as discontinued operations as of April 1, 2006.

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

In March 2006, the Company’s Board of Directors (“Board”) approved a strategy to focus the Company on its markets in North America, the United Kingdom (“U.K.”) and India. As part of the Board approved strategy, the Company committed to sell the portions of its international operations that included offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo, and as a result these are reported as “discontinued operations” in the financial statements and related notes. North America, the U.K. and India are considered “continuing operations.” All previously reported data from the Consolidated Statements of Operations and Comprehensive Income (Loss) was reclassified to conform to this presentation to allow for meaningful comparison. The Consolidated Statement of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

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

During the fiscal year ended March 31, 2009, the Company generated net revenue of $152.2 million from 99 clients. At March 31, 2009, the Company employed 465 consultants and 112 operations employees. The Company’s operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

Foreign Currency Translation and Revaluation

All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity.

Foreign currency transaction gains (losses), net are included in Other income (expense), net, and totaled ($139 thousand), $168 thousand and ($424 thousand) for fiscal years 2007, 2008 and 2009, respectively.

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

Allowance for Doubtful Accounts and Deferred Revenue

Management makes estimates of the amount of billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers the Company’s overall experience with estimating uncollectible amounts. As of March 31, 2009, the accounts receivable balance was $15.9 million, including unbilled accounts receivable of $6.7 million, and net of allowance for doubtful accounts of $0.6 million. Unbilled accounts receivable are typically billed the following month.

Provisions are also made for estimated costs to be incurred subsequent to targeted project completion. These provisions are estimated based principally on historical experience and a review of projects in progress and are reflected, net of actual costs incurred on completed projects, in deferred revenue. Although from time to time the Company has been required to make revisions to clients’ estimated deliverables, to date there have been no such revisions that have had a material effect on the Company’s operating results. The deferred revenue balance was $0.7 million as of March 31, 2009. The balance was primarily comprised of the estimated gross amount of services to be rendered subsequent to the targeted completion date as well as prepaid client fees related to consulting services that the Company expects to earn in future periods.

Stock-based Compensation

The Company has adopted various stock incentive and option plans that authorize the granting of qualified and non-qualified stock options, stock appreciation rights (“SARs”) and Stock Awards (restricted stock and restricted stock units (“RSUs”)) to officers and employees, and non-qualified stock options, SARs and Stock Awards to certain persons who were not employees on the date of grant, including non-employee members of the Company’s Board of Directors.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of expected dividends. Additionally, expected forfeitures are estimated in determining stock-based compensation expense. If actual forfeitures differ from the estimates, the difference is recorded in the period in which it occurs.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments and cumulative unrealized gains and losses on available-for-sale securities, net of the related tax effect. As of March 31, 2008 and 2009, the accumulated balances of unrealized gains and losses on available-for-sale securities were not significant.

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash and cash equivalent instruments, investments and accounts receivable. The Company places its cash and cash equivalent balances with reputable financial institutions and invests in instruments issued by highly rated institutions. Cash equivalents are stated at cost, which approximates fair value, and investments are carried at fair value. The fair value of the Company’s financial instruments approximates their carrying value.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had one client that accounted for 13% and 12% of revenue, respectively, for the fiscal years ended March 31, 2007 and 2008, but no clients that individually accounted for more than 10% of revenue in fiscal year 2009. The Company had one client with an outstanding balance of 11% of accounts receivable as of March 31, 2008 and one client with an outstanding balance of 19% of accounts receivable as of March 31, 2009.

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

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in the financial statements and provides measurement criteria for valuing such benefits. In order for us to recognize benefits, our tax position must be more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial condition or results of operations. The provisions of FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” deferred the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The FSP is effective for financial statements issued in fiscal years beginning after November 15, 2008, and interim periods within those years. On April 1, 2009, the Company will adopt the provisions of FSP 157-2 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations

Effective April 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. The adoption of this statement did not have an impact on the Company’s financial condition or results of operations as the fair value option was not elected.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). According to FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and should be included in the computation of earnings per share using the two-class method as described in SFAS No. 128, “Earnings per Share.” This FSP is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. On April 1, 2009, the Company will adopt the provisions of FSP EITF 03-6-1 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

(4)	Discontinued Operations

In March 2006, the Company’s Board approved a strategy to focus the Company on its markets in North America, the U.K. and India. As part of the Board approved strategy, the Company committed to sell the portions of its international operations that included offices and respective operations in Barcelona, Dubai, Madrid, Münich, Paris and São Paulo and as a result these are reported as “discontinued operations” for each period presented. North America, the U.K. and India are considered “continuing operations” and are reported as such in the consolidated financial statements and related notes.

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

The restructuring liability associated with the discontinued operations was $4.1 million as of September 30, 2006. The Company has no remaining restructuring liability as of March 31, 2009, as a result of the sale.

A subsidiary holding company of the Company had a deferred tax asset of $19.5 million in Spain due to net operating losses generated from the write down of the investment in subsidiaries. There was also a full valuation allowance against that deferred tax asset. The tax gain realized of $12.4 million by the subsidiary holding company as a result of the transaction was offset by the deferred tax asset, with a corresponding reduction in the valuation allowance. As a result, there was minimal tax impact related to the transaction, including future payments related to the transaction.

As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006 the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the Spanish taxing authority in order to appeal such authority’s assessment. Diamond’s Spanish subsidiary was sold in connection with the July 31, 2006 sale transaction, and in accordance with the terms of the sale transaction, the Company agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. At the time of the transaction, such settlement was not expected before a period of approximately eight years.

During fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. Because the remaining assessments still under appeal are based on the same merits, the Company believes that the tax authorities will rule in favor of the Company for the remaining assessments. As a result, $3.9 million was reversed related to the assessments during fiscal year 2008, which is reflected in income from discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the Company obtained a release in fiscal year 2009 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of March 31, 2009 secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The Company held shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, the Company no longer expects to recover certain of these shares and intends to release such shares as part of the conclusion of a portion of the tax assessments.

Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Fiscal Year Ended March 31,
	2007	2008	2009

Net revenue	$22,339	$—	$—
Total revenue	25,757	—	—
Gross margin	4,077	2,864	(175)
Income (loss) from discontinued operations	(132)	3,481	(175)
Other income	1,213	—	—
Income (loss) from discontinued operations before income taxes	1,081	3,481	(175)
Income tax benefit	(173)	(378)	(575)
Income from discontinued operations (net of income taxes)	1,254	3,859	400
Net gain on disposal of discontinued operations (net of income taxes)	22,932	7,000	—

The results of discontinued operations for the fiscal year ended March 31, 2009 primarily relate to the release of income tax accruals for obligations retained by the Company as part of the transaction described above. The results of discontinued operations for the fiscal year ended March 31, 2008 primarily relate to the reversal of the assessments made by the Spanish tax authorities as described above. The Company recorded the reversal of the non-income tax accruals and related expense within the same financial statement line items in which they were originally recorded.

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

Data for the geographic regions in which the Company operates is presented below for the periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the Consolidated Balance Sheets (in thousands):

	2007	2008	2009

Net revenue:
North America	$155,948	$166,497	$135,546
United Kingdom and India	12,751	15,791	16,620

Total net revenue	$168,699	$182,288	$152,166

Long-lived assets (as of March 31):
North America		$5,264	$5,176
United Kingdom and India		863	584

Total long-lived assets		$6,127	$5,760

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had one client that accounted for 13% and 12% of revenue,

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, for the fiscal years ended March 31, 2007 and 2008, but no clients that individually accounted for more than 10% of revenue in fiscal year 2009.

(6)	Restricted Cash

The Company initially deposited $5.5 million in a U.S. dollar bank account during the fourth quarter of fiscal year 2006 in support of the bank guarantee of 4.3 million Euros, described in Note (4) above. Based upon the restrictive terms of the pledged cash, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets as of March 31, 2008 and 2009. In January 2007, the bank account was changed to be denominated in Euros. Restricted cash totaled $7.3 million and $4.1 million at March 31, 2008 and 2009, respectively. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the appealed tax inspection are settled (see further discussion in Note (4) above). The $3.2 million decrease in restricted cash during the fiscal year ended March 31, 2009 is related to the favorable rulings by the Spanish tax authorities on a portion of the assessments being appealed as described in Note (4) above, and a $0.1 million decrease due to foreign exchange.

(7)	Computers, Equipment, Leasehold Improvements and Software, Net

Computers, equipment, leasehold improvements and software, net at March 31, 2008 and 2009 are summarized as follows (amounts in thousands):

	2008	2009

Computers and equipment	$5,459	$5,628
Leasehold improvements	5,258	5,239
Software	7,468	8,347

	18,185	19,214
Less accumulated depreciation and amortization	(13,613)	(14,934)

	$4,572	$4,280

(8)	Other Accrued Liabilities

Other accrued liabilities at March 31, 2008 and 2009 are summarized as follows (amounts in thousands):

	2008	2009

Accrued employee expenses	$1,371	$1,140
Other accrued liabilities	3,203	1,761

Total	$4,574	$2,901

(9)	Commitments, Guarantees and Contingencies

Lease Commitments

The Company leases office space and equipment under various non-cancelable operating leases. On July 14, 2008, the Company extended the term of its operating lease for the Chicago office headquarters. Under the terms of the lease, the Company is contractually obligated to pay a total of approximately $4.8 million in future estimated lease payments from July 1, 2008 through June 30, 2014. This lease superseded the previous lease for the period of July 1, 2008 through June 30, 2009

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009, the minimum future lease payments under operating leases with non-cancelable terms in excess of one year are as follows (amounts in thousands):

Fiscal Year Ending March 31,

2010	$1,714
2011	1,308
2012	1,002
2013	1,013
2014	1,064
Thereafter	269

Total	$6,370

Rent expense under operating leases amounted to $2.8 million, $2.9 million and $2.3 million for the years ended March 31, 2007, 2008 and 2009, respectively.

The Company is party to standby letters of credit that secure the Company’s office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of our international operations. These standby letters of credit total $2.2 million as of March 31, 2009.

Guarantees

On January 3, 2006, the Company provided an initial bank guarantee with the Spanish taxing authority in the amount of 4.3 million Euros, secured by restricted cash. The bank guarantee was made as a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000 in order to appeal such authority’s assessment. The bank guarantee is discussed in more detail in Note (4), “Discontinued Operations.”

Under the terms of the sale agreement in which a portion of its international operations was sold on July 31, 2006, the Company was required to establish a three year $2.0 million indemnity letter of credit, which expires on July 31, 2009.

Legal Contingencies

From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, the Company does not believe that these matters will have a material adverse effect on the financial position or results of operations of the Company.

(10)	Line of Credit

The Company maintains a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (the “Bank”) under which the Company may borrow up to $20.0 million. The line of credit was amended and restated on July 31, 2007 and modified on March 31, 2008 to increase the line of credit from $10.0 million to $20.0 million, grant the lender a security interest in all Company assets and amend certain financial covenants to allow for the modified “Dutch Auction” tender offer completed in March 2008. Under the new credit agreement, the Company is required to adhere to financial covenants including a minimum tangible net worth of $30.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments cannot exceed $17.5 million in a trailing twelve calendar month period and the annual purchase, retirement or redemption of Company stock cannot exceed the defined maximum amounts associated with the time periods described in the agreement. The Company also must maintain $10.0 million in its money market account pledged to the Bank under the terms of the agreement.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The annual interest rate under the new agreement is based on the prime rate or LIBOR plus the applicable margin for each as defined in the agreement. The Company agreed to pay a commitment fee to the Bank equal to one-quarter of one percent per year on the unused credit facility from September 1, 2008 through the termination date of the agreement. The credit agreement expires July 31, 2009 and the Company is currently negotiating to either renew the existing agreement or replace it with a new credit agreement provided by a different bank. Currently, the line of credit is reduced, as necessary, to account for outstanding letters of credit issued by the Bank that secure the Company’s office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations. These letters of credit cannot exceed $4.0 million. As of March 31, 2009, these letters of credit totaled $2.2 million. On July 31, 2009, $2.0 million of the letters of credit, the portion which serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations, will expire. As of March 31, 2009, there were no outstanding borrowings and the Company had approximately $17.8 million available under the Bank line of credit. The Company has never borrowed cash against the line of credit.

(11)	Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net income (loss) per share for the fiscal years ended March 31, 2007, 2008 and 2009:

	Fiscal Year Ended March 31,
	2007	2008	2009

Shares used in computing basic income (loss) per share	31,951	30,200	26,209
Dilutive effect of stock options, SARs, and restricted stock/units	2,125	1,292	—

Shares used in computing diluted income (loss) per share	34,076	31,492	26,209

Antidilutive securities not included in dilutive net income (loss) per share calculation	2,352	2,448	6,436
Potentially dilutive shares not included due to loss for fiscal year	—	—	1,183

(12)	Stockholders’ Equity

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Distribution

The Company’s Board declared the following annual cash dividends during the fiscal years ended March 31, 2007, 2008 and 2009, respectively:

	2007	2008	2009

Declaration date	November 7, 2006	November 6, 2007	November 11, 2008
Per share dividend	$0.30	$0.35	$0.35
Record date	November 22, 2006	November 20, 2007	November 21, 2008
Total amount (in thousands)	$9,716	$10,748	$9,032
Payment date	December 8, 2006	December 6, 2007	December 5, 2008

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

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million, and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the period beginning with the inception of the Buy-back Program in October 1998 and through March 31, 2009, the number of shares repurchased under the current and prior authorizations was 22.6 million shares at an aggregate cost of $228.6 million, or an average price of $10.11 per share. Following is a summary of the repurchase activity since inception of the Buy-back Program (amounts in thousands except average price data):

	Repurchases of Common Stock
Fiscal Year Ended March 31,	Shares	Amount	Average Price

2009	2,664	$13,145	$4.93
2008	6,296	$50,937	$8.09
2007	3,341	$37,465	$11.21
Inception to 2006	10,306	$127,021	$12.32

Total	22,607	$228,568	$10.11

In an effort to reduce the treasury share balance, the Company began issuing treasury shares under its equity incentive plans in the fourth quarter of fiscal year 2005. Through March 31, 2009, the Company has issued 9.7 million treasury shares.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of common and treasury stock activity for the fiscal years ended March 31, 2007, 2008 and 2009 (in thousands of shares):

	Common Stock
		Held in
	Issued	Treasury	Net

Balance at March 31, 2006	40,071	(7,572)	32,499
Issued:
Equity incentive plans	615	2,588
Treasury Stock:
Repurchases	—	(3,341)
Shares withheld under equity incentive plans	—	(663)
Retirement	(663)	663

Balance at March 31, 2007	40,023	(8,325)	31,698
Issued:
Equity incentive plans	647	1,685
Treasury Stock:
Repurchases	—	(6,296)
Shares withheld under equity incentive plans	—	(646)
Retirement	(646)	646

Balance at March 31, 2008	40,024	(12,936)	27,088
Issued:
Equity incentive plans	963	2,715
Treasury Stock:
Repurchases	—	(2,664)
Shares withheld under equity incentive plans	—	(900)
Retirement	(900)	900

Balance at March 31, 2009	40,087	(12,885)	27,202

(13)	Stock Plans

Share-Based Plans

The Company issues stock-based awards under two share-based equity incentive plans, the Amended and Restated 1998 Equity Incentive Plan (“1998 Plan”) and the 2000 Stock Option Plan (“2000 Plan”) (collectively “Equity Incentive Plans”), both of which are shareholder approved. Under the 1998 Plan, 28.0 million shares were authorized for grant. The 1998 Plan expired on April 28, 2008. Under the 2000 Plan, 8.5 million shares were authorized for grant, and at March 31, 2009, approximately 6.7 million shares were available for future grant. Awards that expire or are cancelled without delivery of shares become available for issuance under the Equity Incentive Plans.

Net income (loss) for fiscal years 2007, 2008 and 2009 includes $16.6 million (including $1.9 million included in discontinued operations), $18.4 million and $31.6 million (including $16.7 million related to the Tender Offer), respectively, of compensation costs related to our stock-based compensation arrangements, with income tax benefits recognized in fiscal years 2007, 2008, and 2009 of $5.6 million, $6.7 million and $11.4 million, respectively.

During fiscal year 2009, the Company commenced an Offer to exchange up to 2,265,261 unvested employee Restricted Stock Units (“Eligible RSUs”) for shares of its Common Stock, par value $0.001 per

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share, at an exchange ratio of 0.80 shares per each Eligible RSU, less any shares withheld to satisfy any applicable taxes and without interest (“Offer”). The Offer provided employees the opportunity to exchange the Eligible RSUs granted to them pursuant to annual awards related to fiscal years 2005, 2006, 2007, and 2008 that were not vested and were not scheduled to vest prior to March 1, 2009, for 0.80 shares of the Company’s Common Stock. Total Eligible RSUs tendered were 2.2 million, and 1.7 million shares of Common Stock were issued from the Company’s treasury shares. The shares are subject to a restriction on sale or transfer, with such restrictions lapsing over a minimum period of approximately six months and up to a maximum period of approximately four years, based on the level of the employee.

The Offer as described herein qualifies as a modification under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” since the shares issued in the Offer are fully vested. The modification resulted in the expensing of the previously unrecognized compensation expense attributable to the tendered RSUs that are exchanged for issued common shares on the date of the Offer’s expiration. The Company recorded additional stock-based compensation expense of $16.7 million related to the Offer as well as an income tax benefit of $6.2 million in fiscal year 2009.

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

Restricted Stock and Restricted Stock Units (Stock Awards)

The Equity Incentive Plans authorize the granting of Stock Awards (Restricted Stock and Restricted Stock Units (“RSUs”) to officers, employees, certain individuals who are not employees of the Company, and certain non-employee members of the Board of Directors. These Stock Awards are granted at no cost to the individual. They are subject to vesting terms at which point Common Stock is issued if the individual holds an RSU, or the restrictions on sale of the Common Stock lapse if the individual holds restricted stock. Stock Awards generally vest over five years for partners and four years for other employees. Stock Awards granted to Board members vest quarterly over one year. The Company allocates the cost of Stock Awards on a straight-line basis over the vesting period. Stock Awards granted under SFAS No. 123R with a performance acceleration clause (see below) are expensed over the vesting term of each separately vesting portion (“Accelerated Expense Recognition Method”).

During fiscal year 2009, the Company issued 1.5 million Stock Awards principally as part of the fiscal year 2008 performance review process.

During fiscal year 2008, the Company issued 2.2 million Stock Awards principally as part of the fiscal year 2007 performance review process.

During fiscal year 2007, the Company issued 2.4 million Stock Awards principally as part of the fiscal year 2006 performance review process.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of the Company’s non-vested Stock Awards:

	Non-Vested	Weighted-
	Stock	Average
	Awards	Grant-Date
	(In thousands)	Fair Value

Non-vested at March 31, 2006	4,052	$8.87
Granted	2,359	10.41
Vested	(1,439)	8.18
Forfeited	(1,344)	9.11

Non-vested at March 31, 2007	3,628	$10.01
Granted	2,170	9.95
Vested	(1,348)	(10.08)
Forfeited	(704)	10.15

Non-vested at March 31, 2008	3,746	$9.92
Granted	1,485	5.31
Vested in tender offer	(1,727)	8.91
Vested	(1,311)	9.59
Forfeited in tender offer	(431)	8.91
Forfeited	(706)	9.36

Non-vested at March 31, 2009	1,056	$7.49

The total fair value of Stock Awards vested during fiscal years 2007, 2008 and 2009 was $15.3 million, $12.4 million and $9.7 million, respectively. For non-vested Stock Awards at March 31, 2009, the aggregate intrinsic value was $2.7 million and the weighted-average remaining contractual term is 2.8 years.

Stock Options and SARs

The Equity Incentive Plans authorize the granting of qualified and non-qualified stock options and stock appreciation rights (“SARs”) to officers and employees and non-qualified stock options and SARs to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of Common Stock. The Equity Incentive Plans provide that the exercise price of the stock options will be determined based on the average of the closing price of a share of Common Stock on the NASDAQ Global Select Market System for the ten trading days immediately preceding the date of grant. Options/SARs granted under the Amended and Restated 1998 Equity Incentive Plan must have an exercise price at or above the fair market value on the date of grant. Options/SARs granted under the 2000 Stock Option Plan can have an exercise price that is below the fair market value on the date of grant. SARs entitle grantees to receive Common Stock with a value equal to the increase in the fair market value of the Common Stock from the date of grant to the date of exercise. Options/SARs granted to partners generally vest over five years and expire on the seventh anniversary of the grant date, or six months after the last vest date for more recent grants and for all SAR grants. Options granted to other employees generally vest over four years and expire on the sixth anniversary of the date of grant, or six months after the last vest date for more recent option grants and for all SAR grants. SARs and options granted to Board members vest quarterly over one year and expire five years after the last vest date. Options and SARs with graded vesting expensed under SFAS No. 123 are expensed using the Accelerated Expense Recognition Method. Options and SARs granted since the adoption of SFAS No. 123R (April 1, 2005) are expensed on a straight-line basis over the vesting term, except those with a performance acceleration clause, which follow the Accelerated Expense Recognition Method.

During fiscal year 2009, the company granted 3.1 million SARs and 0.3 million options.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2008, the Company did not grant any SARs or options.

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

	2007	2008	2009

Expected volatility	46% - 56%	n/a	50% - 51%
Weighted-average volatility	54%	n/a	50%
Expected dividend yield	0% - 2.6%	n/a	5.6% - 5.9%
Average expected life (in years)	3.61	n/a	3.58
Risk-free interest rate	4.54% - 5.14%	n/a	2.26% - 2.9%
Weighted-average grant date fair value of options/SARs granted	$4.41	n/a	$1.59

The following table summarizes the option/SAR activity under the Equity Incentive Plans as of March 31, 2009 and changes during the fiscal years:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option/SARs	Exercise Price	Contractual	Value
Options/SARs	(000)	Per Share	Term	($000)

Outstanding at March 31, 2006	9,893	$10.90	2.86	$14,680
Granted	37	10.71
Exercised	(2,076)	8.62
Forfeited or expired	(3,036)	11.76

Outstanding at March 31, 2007	4,818	$11.37	2.37	$9,674
Granted	—	—
Exercised	(806)	8.87
Forfeited or expired	(690)	17.82

Outstanding at March 31, 2008	3,322	$10.63	1.76	$143
Granted	3,450	6.51
Exercised	(8)	2.31
Forfeited or expired	(1,791)	9.03

Outstanding at March 31, 2009	4,973	$8.36	2.87	$0

Exercisable at March 31, 2009	2,101	$10.03	2.01	$0

The total intrinsic value of options and SARs exercised during fiscal years 2007, 2008 and 2009 was $8.3 million, $2.3 million and $22 thousand, respectively.

Employee Stock Purchase Plan

In September 2003, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue Code and has 4.4 million shares of Common Stock available for purchase by employees. The plan offers

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible employees the option to purchase Common Stock based on the average of the closing price of a share of Common Stock on the NASDAQ Global Select Market System for the ten trading days prior to the individual’s enrollment date or the purchase date. Offering periods occur on May 1 and each three month period thereafter, for an offering period of two years. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period. At March 31, 2009, approximately 0.6 million shares are available for future issuances. The ESPP will expire on April 21, 2009.

In September 2008, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Diamond Management & Technology Consultants, Inc. Employee Stock Purchase Plan (“DMTC ESPP”), effective April 22, 2009. The DMTC ESPP is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue Code and has 2.5 million shares of Common Stock available for purchase by employees. The plan offers eligible employees the option to purchase Common Stock based on the average of the closing price of a share of Common Stock on the NASDAQ Global Select Market System for the ten trading days prior to the individual’s enrollment date or the purchase date. Offering periods occur on May 1 and each three month period thereafter, for an offering period of two years. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period

The following table summarizes information about the ESPP (share amounts in thousands):

			Weighted-
			Average
			Purchase Price
	Shares Issued	Range of Prices	Per Share

Issued fiscal year 2007	308	$6.11 to $11.44	$6.39
Issued fiscal year 2008	341	$4.93 to $12.04	$6.33
Issued fiscal year 2009	502	$3.13 to $ 5.39	$4.04

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

	2007	2008	2009

Expected volatility	21% - 57%	34% - 66%	44% - 84%
Weighted-average volatility	42%	51%	69%
Expected dividend yield	0% - 2.6%(1)	2.7% - 7.4%	5.7% - 13.7%
Average expected life (in years)	1.13	1.13	0.35
Risk-free interest rate	4.7% - 5.2%	2.1% - 5.0%	0.27% - 2.1%
Weighted average grant date fair value of ESPP granted	$1.92	$1.07	$0.56

(1)	For ESPP enrollment dates since November 7, 2006, the date the Board first declared an annual dividend.

Other

Cash received from option and ESPP exercises under all share-based payment arrangements for fiscal years 2007, 2008 and 2009 was $11.7 million, $4.3 million and $2.1 million, respectively. The actual tax benefit realized for the tax deductions from option and SAR exercises, including ESPP, totaled $2.6 million, $0.8 million and $40 thousand, respectively, for fiscal years 2007, 2008 and 2009. The Company also paid $5.0 million, $3.4 million and $2.7 million, respectively, in fiscal years 2007, 2008 and 2009 for withholding

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes for shares withheld for taxes upon the vesting of Stock Awards or the exercise of stock options and SARs.

As of March 31, 2009, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of share-based compensation arrangements was approximately $9.2 million and is expected to be recognized over a weighted-average period of approximately 2.7 years.

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

(14)	Income Taxes

The provision for income taxes for continuing operations for the fiscal years ended March 31, 2007, 2008 and 2009 consisted of the following (in thousands):

	2007	2008	2009

Current:
Federal	$5,747	$7,881	$1,470
State	206	1,047	80
Foreign	137	15	102

	$6,090	$8,943	$1,652
Deferred:
Federal	168	(654)	(4,488)
State	650	584	(1,061)
Foreign	—	—	(259)

	$818	$(70)	$(5,808)

	$6,908	$8,873	$(4,156)

The total tax provision for continuing operations differs from the amount computed by applying the federal statutory income tax rate of 35 percent to income (loss) before taxes as a result of the following (in thousands):

	2007	2008	2009

Federal income taxes at statutory rate	$4,944	$6,688	$(4,534)
Effect of intercompany revenue and expenses eliminated in consolidation and related to discontinued operations	(189)	—	—
Nondeductible meals and entertainment	407	520	500
Nondeductible stock-based compensation	304	450	663
Effect of tax on foreign exchange gain in foreign company	—	—	993
State income taxes, net of federal benefit	556	1,060	(638)
Other	371	(218)	313
Change in valuation allowance for deferred tax assets allocated to income tax expense	515	373	(1,453)

	$6,908	$8,873	$(4,156)

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2008 and 2009 are presented below (in thousands):

	2008	2009

Deferred tax assets attributable to:
Net operating loss carryforwards	$8,343	$5,432
Foreign tax credit and carryforwards	264	101
Allowances and accruals	1,574	1,745
Stock-based compensation	5,363	11,058
Goodwill	1,420	1,186
Depreciation	192	224
Capital loss carryforwards	1,245	1,135

Total gross deferred tax assets	18,401	20,881
Less valuation allowance(1)	(9,004)	(6,027)

Net deferred tax assets	9,397	14,854
Deferred tax liabilities attributable to:
Prepaids	419	339
Other	32	11

Total deferred tax liabilities	451	350

Net deferred income taxes	$8,946	$14,504

(1)	Decrease in valuation allowance from March 31, 2008 balance includes $1,524 reduction due to effect of foreign currency translation adjustment

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

The net amount credited to additional paid-in-capital for stock-based compensation deductions in excess of financial statement deductions for fiscal year 2007 and 2008 was $3.5 million and $281 thousand, respectively. For fiscal year 2009, the net amount debited to additional paid-in-capital for stock-based compensation deductions, which were less than financial statement deductions, was $3.3 million.

During fiscal year 2007, a subsidiary holding company ceased doing business in a foreign country where it had substantial net operating loss carryforwards with a full valuation allowance. As a result, $84.6 million of net operating losses expired during fiscal year 2007, resulting in the reversal of the deferred tax asset and valuation allowance for $29.6 million. As of March 31, 2009, the Company had a valuation allowance of $6.0 million to cover international deferred tax assets, capital loss carryforwards and certain state net operating losses that management believes are not likely to be utilized. The Company believes that the remaining U.S. deferred tax assets are more likely than not realizable based on the estimates of future taxable income.

As of March 31, 2009, the Company has net operating loss carryforwards for state income tax purposes of approximately $19.5 million, which may be used to offset future state taxable income through 2027. In addition, the Company has foreign net operating loss carryforwards of $15.6 million, of which approximately $1.6 million expire through 2016 and approximately $14.0 million which may be carried forward indefinitely.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company made net cash payments from continuing operations for income taxes in fiscal year 2007, 2008 and 2009 of $0.8 million, $9.5 million and $3.3 million, respectively.

Unrecognized tax benefits as of March 31, 2009 were approximately $0.7 million, of which $0.6 million would affect the effective tax rate if recognized. The Company does not expect the total amount of unrecognized tax benefits as of March 31, 2009 to change significantly in the next twelve months. The Company includes accrued interest and penalties related to uncertain tax positions in other expenses. Reserves for interest and penalties are not significant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2008	2009

Unrecognized tax benefits	$1.4	$1.3
Gross increases — tax positions in prior periods	—	0.6
Gross increases — current period tax positions	0.1	—
Settlements	(0.1)	(1.0)
Lapse of statute of limitations	(0.1)	(0.2)

Unrecognized tax benefits	$1.3	$0.7

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to income tax examination by tax authorities for years before fiscal year 2008 for the U.S. federal and U.K. returns, for years before fiscal year 2007 for the India returns, and for years before fiscal year 2000 for state and local returns. The IRS examination of the Company’s fiscal year 2006 and 2007 federal income tax returns was completed during fiscal year 2009, as were a number of state income tax audits. The adjustments from the IRS examination and the various state tax audits did not have a material effect on the Company’s operations.

(15)	Benefit Plans

401(k) Plan

The Company established a defined contribution plan covering all of its U.S. employees in February 1994. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. As of September 15, 2004, all eligible employees below the level of vice president are eligible to receive matching contributions when the Company, in its discretion, determines to make matching contributions. The amount of the matching contribution is determined annually based on the Company’s performance and is immediately vested. The total Company contributions to the plan for fiscal years 2007, 2008 and 2009 were $0.6 million, $0.7 million and $0.7 million, respectively. As of January 1, 2009, the Company suspended matching contributions, and no 401(k) match accrual was recorded for the fourth quarter of fiscal year 2009.

(16)	Foreign Exchange Risk Management

Objectives and Context

The Company operates internationally; therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency-denominated receivables and payables, forecasted service transactions, and net investments in certain foreign operations. These items are denominated in various foreign currencies, including the British Pound Sterling, the Indian Rupee, and the Euro.

Management believes it is prudent to minimize the variability caused by foreign currency fluctuations. Management attempts to minimize foreign currency risk by pricing contracts in the respective local country’s functional currency. The Company’s financial management continually monitors foreign currency

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fluctuations and considers the use of derivative instruments. The Company does not use derivative instruments for purposes other than hedging net investments in foreign subsidiaries. As of March 31, 2009 and during fiscal years 2009, 2008 and 2007, there were no open derivative instruments in place.

Strategies

Approximately 10% of our revenues and expenses are generated internationally in the respective countries of our foreign subsidiaries and are typically denominated in the local currency of each country. Accordingly, all foreign subsidiaries use the local currency as their functional currency. As a result, management does not believe that its financial position is significantly exposed to foreign currency fluctuations from foreign currency-denominated receivables and payables or forecasted service transactions.

(17)	Related Party Transactions

It is the Company’s policy to reimburse the business use of private airplanes in connection with Company business including travel to and from client sites, provided the cost of such travel is at or below prevailing market rates for private or chartered aircraft. In accordance with this policy, the Company reimbursed the Chairman of the Board (who also served as chief executive officer through April 1, 2006) of the Company $392 thousand, $186 thousand and $10 thousand for business-related travel on an airplane he owned during fiscal years 2007, 2008 and 2009, respectively. The Chairman sold his airplane during fiscal year 2009.

(18)	Subsequent Event

On May 29, 2009, the Board of Directors approved a change in its dividend schedule from annual to quarterly beginning in fiscal year 2010. The first quarterly dividend in the amount of $0.07 will be paid on June 18, 2009 to shareholders of record as of June 10, 2009.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Quarterly Financial Information (Unaudited)

The following table presents the unaudited quarterly financial information for fiscal years 2008 and 2009 (in thousands, except per share amounts). Quarterly income (loss) per share amounts are calculated independently and may not sum to the full year totals or to net income (loss) per share amounts due to rounding and changes in shares outstanding.

	Quarter Ended
	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2008
Net revenue	$47,940	$45,259	$46,724	$42,365
Total revenue (including reimbursable expenses)	53,931	50,808	52,434	47,883
Gross margin	15,197	13,881	15,907	11,531
Professional development and recruiting	2,390	2,161	2,732	2,137
Marketing and sales	673	731	1,019	2,028
Management and administrative support	6,682	6,353	6,804	7,108
Income from operations	5,452	4,636	5,352	258
Income from continuing operations before income taxes	6,415	5,613	6,051	1,029
Income from continuing operations after income taxes	3,953	2,864	2,842	576
Per share of Common Stock — basic	0.13	0.09	0.09	0.02
Per share of Common Stock — diluted	0.12	0.09	0.09	0.02
Gain on disposal of discontinued operations, including income taxes	—	—	—	7,000
Income (loss) from discontinued operations, net of income taxes	273	(689)	(311)	4,586
Discontinued operations, net of income taxes	273	(689)	(311)	11,586
Per share of Common Stock — basic	0.01	(0.02)	(0.01)	0.40
Per share of Common Stock — diluted	0.01	(0.02)	(0.01)	0.40
Net income	4,226	2,175	2,531	12,162
Per share of Common Stock — basic	$0.14	$0.07	$0.08	$0.42
Per share of Common Stock — diluted	$0.13	$0.07	$0.08	$0.42

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2009
Net revenue	$38,813	$40,506	$36,960	$35,887
Total revenue (including reimbursable expenses)	43,565	46,157	43,256	42,001
Gross margin	8,403	11,027	9,792	(5,048)
Professional development and recruiting	2,277	1,719	1,688	1,032
Marketing and sales	642	1,300	104	1,057
Management and administrative support	6,687	6,327	5,944	6,889
Income (loss) from operations	(1,203)	1,965	2,056	(16,428)
Income (loss) from continuing operations before income taxes	(1,049)	2,096	2,400	(16,401)
Income (loss) from continuing operations after income taxes	720	521	14	(10,053)
Per share of Common Stock — basic	0.03	0.02	—	(0.39)
Per share of Common Stock — diluted	0.03	0.02	—	(0.39)
Income from discontinued operations, net of income taxes	—	—	—	400
Discontinued operations, net of income taxes	—	—	—
Per share of Common Stock — basic	—	—	—	0.02
Per share of Common Stock — diluted	—	—	—	0.02
Net income (loss)	720	521	14	(9,653)
Per share of Common Stock — basic	$0.03	$0.02	$—	$(0.37)
Per share of Common Stock — diluted	$0.03	$0.02	$—	$(0.37)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.:

We have audited the accompanying consolidated balance sheets of Diamond Management & Technology Consultants, Inc. and subsidiaries as of March 31, 2008 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois
June 10, 2009

S-1

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
	(Amounts in thousands)

For the Year Ended March 31, 2009:
Deducted from accounts receivable for uncollectible accounts	$695	$159	$288	$566
For the Year Ended March 31, 2008:
Deducted from accounts receivable for uncollectible accounts	$573	$143	$21	$695
For the Year Ended March 31, 2007:
Deducted from accounts receivable for uncollectible accounts	$629	$(19)	$37	$573

S-2