Form 10-K/A
period 2009-03-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2009-06-24
CIK 924940

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
TABLE OF CONTENTS

Page
Explanatory Note	3

PART II

Item 9A, Page 38 of the Annual Report	4

PART IV

Item 15(a), page F-2 of the Annual Report	5
Item 15(a), page S-1 of the Annual Report	6
Item 15(b), Exhibit 23 of the Annual Report	7

SIGNATURES

EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, initially filed on June 10, 2009 (the “Annual Report”) to include the signature of KPMG LLP, the Registrant’s independent registered public accounting firm, in four separate places where such signatures were inadverdantly omitted in the original filing. The signatures were timely provided by KPMG LLP and received by the Registrant at the time of filing the Annual Report.
          This Amendment does not change any previously reported financial results or otherwise amend the Annual Report as previously filed except to properly file the KPMG LLP signatures. Furthermore, except for the matter described above, this Amendment does not update or otherwise amend the Annual Report as previously filed for changes in events, estimates or other developments subsequent to the date of the original filing of the Annual Report on June 10, 2009.
Four pages of the Annual Report have been corrected as a result of this Amendment solely to add “/s/ KPMG LLP”:

1.	Item 9A, page 38 of the Annual Report

2.	Item 15(a), page F-2 of the Annual Report

3.	Item 15(a), page S-1 of the Annual Report

4.	Item 15(b), Exhibit 23 of the Annual Report

These four pages, as amended, read as follows:

[Item 9A, page 38 of the Annual Report]
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
          In our opinion, Diamond Management & Technology Consultants, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009 based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Management & Technology Consultants, Inc. as of March 31, 2008 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated June 10, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
June 10, 2009

[Item 15(a), page F-2 of the Annual Report]
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
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Diamond Management & Technology Consultants, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
June 10, 2009

[Item 15(a), page S-1 of the Annual Report]
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
/s/ KPMG LLP
Chicago, Illinois
June 10, 2009

[Item 15(b), Exhibit 23 of the Annual Report]
Exhibit 23
Consent of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.:
          We consent to incorporation by reference in the registration statements (Nos. 333-109942, 333-31965, 333-88155, 333-92213, 333-50834, 333-47830, 333-64276, 333-71208, 333-64278, and 333-67899) on Form S-8 of Diamond Management & Technology Consultants, Inc. of our reports dated June 10, 2009, with respect to the consolidated balance sheets of Diamond Management & Technology Consultants, Inc. and subsidiaries as of March 31, 2008 and 2009, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2009, the financial statement schedule, and the effectiveness of internal control over financial reporting as of March 31, 2009, which reports appear in the annual report on Form 10-K of Diamond Management & Technology Consultants, Inc. for the fiscal year ended March 31, 2009.
          Our report dated June 10, 2009, notes that the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 , on April 1, 2007.
/s/ KPMG LLP
Chicago, Illinois
June 10, 2009

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

diamond management & technology consultants, inc.
By:	/s/ ADAM J. GUTSTEIN
Adam J. Gutstein
President and Chief Executive Officer
Date: June 24, 2009