Form 10-Q
period 2009-06-30
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2009-08-06
CIK 924940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of July 31, 2009, there were 27,443,021 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	June 30,
	2009	2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,112	$48,075
Accounts receivable, net of allowance of $566 and $612 as of March 31, 2009 and June 30, 2009, respectively	15,872	15,012
Deferred tax asset — current portion	6,747	1,262
Prepaid expenses	1,323	1,694
Other current assets	1,479	1,285

Total current assets	71,533	67,328

Restricted cash	4,099	4,101
Computers, equipment, leasehold improvements and software, net	4,280	3,851
Deferred tax asset — long-term portion	7,757	6,403
Other assets	1,480	1,473

Total assets	$89,149	$83,156

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,595	$3,234
Accrued compensation	4,269	4,600
Deferred revenue	722	983
Income taxes payable — current portion	1,493	987
Accrued benefits	2,481	3,118
Other accrued liabilities	2,901	2,611

Total current liabilities	16,461	15,533

Deferred rent — long term portion	1,593	1,846
Accrued income tax liabilities — long-term portion	687	687
Net tax indemnification obligation	368	309

Total liabilities	19,109	18,375

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 40,087 shares issued as of March 31, 2009 and June 30, 2009	40	40
Additional paid-in capital	622,967	616,766
Accumulated other comprehensive loss	(4,636)	(4,212)
Accumulated deficit	(442,261)	(443,248)

	176,110	169,346

Less Common Stock in treasury, at cost, 12,885 and 12,725 shares held at March 31, 2009 and June 30, 2009, respectively	106,070	104,565

Total stockholders’ equity	70,040	64,781

Total liabilities and stockholders’ equity	$89,149	$83,156

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Three Months
	Ended June 30,
	2008	2009
	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$38,813	$37,892
Reimbursable expenses	4,752	7,080

Total revenue	43,565	44,972

Project personnel expenses:
Project personnel costs before reimbursable expenses	30,410	28,621
Reimbursable expenses	4,752	7,080

Total project personnel expenses	35,162	35,701

Gross margin	8,403	9,271

Other operating expenses:
Professional development and recruiting	2,277	706
Marketing and sales	642	541
Management and administrative support	6,687	6,103

Total other operating expenses	9,606	7,350

Income (loss) from operations	(1,203)	1,921

Other income (expense), net	154	(19)

Income (loss) from continuing operations before income taxes	(1,049)	1,902

Income tax expense (benefit)	(1,769)	1,055

Income from continuing operations after income taxes	720	847

Discontinued operations:
Income from discontinued operations, net of income taxes	—	85

Net income	720	932
Foreign currency translation adjustments	(4)	418
Unrealized gain on investment	12	7

Comprehensive income	$728	$1,357

Basic income per share of common stock:
Income from continuing operations	$0.03	$0.03
Income from discontinued operations	—	0.00

Net income	$0.03	$0.03

Diluted income per share of common stock:
Income from continuing operations	$0.03	$0.03
Income from discontinued operations	—	0.00

Net income	$0.03	$0.03

Shares used in computing basic income per share of common stock	26,967	27,273

Shares used in computing diluted income per share of common stock	27,335	27,369
The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months
	Ended June 30,
	2008	2009
	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$2,990	$842
Professional development and recruiting	26	12
Marketing and sales	78	90
Management and administrative support	616	373

Total SBC	$3,710	$1,317

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended June 30,
	2008	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$720	$932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	451	489
Stock-based compensation	3,710	1,317
Deferred income taxes	(460)	6,839
Excess tax benefits from employee stock plans	(14)	(5)
Changes in assets and liabilities:
Accounts receivable	(539)	1,020
Prepaid expenses and other	(108)	(110)
Accounts payable	(1,148)	(904)
Accrued compensation	(4,648)	331
Income taxes payable	(1,434)	(6,512)
Restructuring accrual	(55)	—
Other assets and liabilities	768	677

Net cash provided by (used in) operating activities	(2,757)	4,074

Cash flows from investing activities:
Decrease (increase) in restricted cash	3,114	(2)
Capital expenditures, net	(486)	(480)

Net cash provided by (used in) investing activities	2,628	(482)

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	566	397
Payment of employee withholding taxes from equity transactions	(801)	(106)
Common stock cash dividends	—	(1,921)
Excess tax benefits from employee stock plans	14	5
Purchase of treasury stock	(4,864)	(280)

Net cash used in financing activities	(5,085)	(1,905)

Effect of exchange rate changes on cash	66	276

Net increase (decrease) in cash and cash equivalents	(5,148)	1,963

Cash and cash equivalents at beginning of period	53,267	46,112

Cash and cash equivalents at end of period	$48,119	$48,075

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2	$35
Cash paid during the period for income taxes	126	653

Non-cash financing activities:
Treasury stock repurchase obligation	$531	$—
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
In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), for interim financial information. Consequently, these statements do not include all the disclosures normally required by GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as discussed in Note (H) below. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the three months ended June 30, 2009, are not necessarily indicative of results for the full fiscal year.
We have evaluated subsequent events, discussed in Note (J) below, through the time of filing this Form 10-Q with the SEC on August 6, 2009.
B. Restricted Cash
The Company initially deposited $5.5 million in a U.S. Dollar denominated bank account during the fourth quarter of fiscal year 2006 to support the 4.3 million Euros bank guarantee described in Note (C) below. In January 2007, the bank account was redenominated from U.S. Dollars to Euros. In June 2008, the account was redenominated back to U.S. Dollars. Based upon the terms of the restrictions on the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets. The restricted cash is reflected in non-current assets based on the terms of the bank guarantee which require that it be renewed annually until the results of the appealed tax inspection are settled (see further discussion of the tax inspection in Note C below). Restricted cash totaled $4.1 million at March 31, 2009, and June 30, 2009.
C. Discontinued Operations
On July 31, 2006, the Company sold a portion of its international operations which included consulting operations in France, Germany, Spain, Brazil, and the United Arab Emirates as part of a stock sale agreement. Prior to the stock sale, as a result of a tax inspection of the former Spanish subsidiary for the tax years 1999 to 2000, the Company provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the Spanish taxing authority in order to appeal such authority’s assessment. In accordance with the terms of the transaction, the Company agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. At the time of the transaction, such settlement was not expected before a period of approximately eight years.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and the Company believes that the tax authorities will rule in favor of the Company on those appeals. As a result, $4.6 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2008. In addition, the Company also obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of June 30, 2009, secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The Company holds shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, the Company no longer expects to recover certain of these shares and intends to release such shares as part of the conclusion of a portion of the tax assessments. The net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet is comprised of the current accrual net of the current value of the escrow shares that the Company expects to recover. The change in the value of the recoverable escrow shares due to fluctuations in the value of the Company’s share price is reflected in income from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.
D. Income Taxes
The Company recorded income tax expense of $1.1 million, which represents a 55% effective income tax rate, in the quarter ended June 30, 2009, compared to an income tax benefit of $1.8 million, a 169% effective income tax rate, in the quarter ended June 30, 2008. The difference between the effective tax rates is primarily related to the reversal of a $1.5 million international tax valuation allowance in the quarter ended June 30, 2008, as discussed below. Excluding the reversal of the valuation allowance, the effective tax rate for the quarter ended June 30, 2008, was 27%. The Company’s effective tax rates varied during these periods primarily due to domestic pre-tax income in the quarter ended June 30, 2009, compared to a domestic pre-tax loss in the quarter ended June 30, 2008. The Company has certain non-deductible expenses which increase the effective tax rate in a period of pre-tax income, while decreasing the effective tax rate in a period of pre-tax loss. Additionally, the effective tax rate varies based on Company performance in certain international jurisdictions where there are valuation allowances on the international deferred tax assets. Due to these valuation allowances, the Company currently does not receive a reported tax benefit on international losses or reported tax expense on international profits. Both of these factors contributed to a significant difference between the statutory and effective tax rates.
The Company has deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. Deferred tax assets decreased $6.8 million in the quarter ended June 30, 2009 as compared to the quarter ended March 31, 2009, primarily due to the timing of tax deductions for stock-based compensation expense related to the completion of the fourth quarter fiscal year 2009 tender offer. The stock-based compensation expense related to the tender offer was taken as a tax deduction in the period ended June 30, 2009, decreasing deferred tax assets as of June 30, 2009. Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. In May 2008, the Company received a letter from the U.K. tax authorities confirming a correction to the characterization of a U.K. subsidiary’s losses for fiscal years ended March 31, 2002 and 2003. Based on this determination, the Company reversed a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009 as management determined that it was more likely than not that the related deferred tax assets would be realized. As of June 30, 2009, the remaining valuation allowance against deferred tax assets was $6.6 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
E. Income Per Share
Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and stock appreciation rights (“SARs”) and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income per share for the three months ended June 30, 2008 and 2009 (in thousands):

	Three Months
	Ended June 30,
	2008	2009
Shares used in computing basic income per share	26,967	27,273
Dilutive effect of stock options, SARs and restricted stock/units	368	96

Shares used in computing diluted income per share	27,335	27,369

Antidilutive securities not included in dilutive income per share calculation	9,159	6,100

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
Data regarding net revenue based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months
	Ended June 30,
	2008	2009
Net revenue:
North America	$34,583	$34,393
United Kingdom and India	4,230	3,499

Total net revenue	$38,813	$37,892

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had no clients that accounted for over 10% of revenue during the three months ended June 30, 2008 and 2009.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Data regarding long-lived assets based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	June 30,
	2009	2009
Long-lived assets:
North America	$5,176	$4,774
United Kingdom and India	584	550

Total long-lived assets	$5,760	$5,324

G. Dividends
On June 1, 2009, the Company announced that its Board of Directors approved a change in the Company’s dividend schedule from annual to quarterly. The Board declared the following quarterly cash dividend during the three months ended June 30, 2009, and annual cash dividend during the fiscal year ended March 31, 2009:

	Fiscal Year Ended	Three Months Ended
	March 31, 2009	June 30, 2009
Declaration date	November 11, 2008	June 1, 2009
Per share dividend	$0.35	$0.07
Record date	November 21, 2008	June 10, 2009
Total amount (in thousands)	$9,032	$1,921
Payment date	December 5, 2008	June 18, 2009
H. Recent Accounting Pronouncements
Effective April 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which deferred the implementation of SFAS No. 157, “Fair Value Measurements”, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of FSP No. 157-2 did not have a material impact on the Company’s financial condition or results of operations.
Effective April 1, 2009, the Company adopted FASB Staff Position Emerging Issues Task Force (“FSP EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” According to FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and should be included in the computation of earnings per share using the two-class method as described in SFAS No. 128, “Earnings per Share.” The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial condition or results of operations.
Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operation.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities. The Accounting Standards Codification will supersede all existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. On July 1, 2009, the Company will adopt the provisions of SFAS No. 168 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
I. Fair Value Measurements
SFAS No. 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
J. Subsequent Event
On July 31, 2009, the Company entered into a credit agreement with Harris N.A. (“Harris Bank”), pursuant to which the Company may borrow up to $12.5 million. The extensions of credit from Harris Bank may be made in the form of loans and letters of credit, and certain other credit and financial accommodations. The Company is required to adhere to certain operating and financial covenants including maintaining a minimum net worth of $30.0 million and a minimum interest coverage ratio of 1.5 to 1.
The annual interest rate under this credit agreement is, at the Company’s option, LIBOR plus one hundred and twenty five basis points or a base rate. The base rate is generally defined as the greatest of: a) the prime rate, b) the sum of the Federal Funds rate plus one half of one percent, and c) the one month LIBOR rate plus one hundred basis points. The Company has agreed to pay an annual commitment fee to Harris Bank equal to one-quarter of one percent on the unused credit facility from August 1, 2009, through the termination date of the agreement. The credit agreement expires on July 31, 2011.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
The following information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” below. We use the terms “we,” “our,” “us,” “the Company” and “Diamond” in this report to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries.
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
During the quarter ended June 30, 2009, we generated net revenue of $37.9 million from 61 clients. At June 30, 2009, we employed 441 consultants and 110 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.
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
Approximately 90% of our revenues and expenses are denominated in the U.S. Dollar, which limits the impact of foreign currency exchange rate fluctuations on consolidated revenues and expenses. Approximately 10% of our revenues and expenses are generated from international transactions, which are denominated in foreign currencies. The most common foreign currencies that we operate under are the British Pound Sterling, the Indian Rupee, and the Euro.
In the fourth quarter of fiscal year 2009, the Company initiated a tender offer that was completed on March 9, 2009, (“Tender Offer”) which provided employees the opportunity to exchange certain previously granted but unvested Restricted Stock Units (“Eligible RSUs”) for Diamond Common Stock at an exchange ratio of one Eligible RSU for 0.80 shares of Common Stock. The shares are subject to a restriction on sale or transfer, with such restrictions lapsing over a minimum period of approximately six months and up to a maximum period of approximately four years, depending on the level of the employee. As a result of the Tender Offer, Diamond issued 1.2 million shares of Common Stock after withholding approximately 0.5 million shares to pay employee taxes incurred on the value of the stock received in the exchange, and recorded a $16.7 million pre-tax charge for stock-based compensation expense in the quarter ended March 31, 2009. Of the $16.7 million pre-tax charge, $14.3 million was attributed to project personnel costs, impacting gross margin, with the remaining $2.4 million attributed to other operating expenses.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
The largest portion of our operating expenses consists of project personnel costs. Project personnel costs before reimbursable expenses consist of payroll costs, variable incentive compensation, stock-based compensation expense, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs before reimbursable expenses are travel, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings.
Gross margin increased $14.3 million, or 286%, to $9.3 million in the first quarter of fiscal year 2010 compared to negative ($5.0) million in the fourth quarter of fiscal year 2009. The increase is primarily due to the $14.3 million project personnel Tender Offer expense incurred in the fourth quarter of fiscal year 2009 as discussed above and a $2.0 million increase in net revenue from the previous quarter, partially offset by a $2.0 million increase in project personnel costs before reimbursable expenses. The increase in project personnel costs before reimbursable expenses is primarily due to an increase in project personnel variable compensation expense, partially offset by a decrease in ongoing project personnel stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the Tender Offer. Our project personnel headcount was 441 at June 30, 2009, compared to 465 at March 31, 2009. Our annualized net revenue per practice professional was $335 thousand for the first quarter of fiscal year 2010 compared to $306 thousand for the fourth quarter of fiscal year 2009. The increase compared to the previous quarter is primarily due to an increase in net revenue and chargeability.
Gross margin increased $0.9 million, or 10%, in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 primarily due to lower project personnel compensation and benefits due to a $1.8 million decrease in project personnel costs before reimbursable expenses as discussed below under “Project Personnel Costs”, partially offset by a $0.9 million decrease in net revenue. Our project personnel headcount was 441 at June 30, 2009, compared to 469 at June 30, 2008. Our annualized net revenue per practice professional was $335 thousand for the first quarter of fiscal year 2010 compared to $317 thousand for the first quarter of fiscal year 2009. The increase compared to the quarter ended June 30, 2008 is primarily due to a decrease in project personnel headcount and an increase in chargeability discussed below.
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
Income from operations was $1.9 million in the first quarter of fiscal year 2010, an increase of $18.3 million, compared to a loss from operations of $16.4 million in the fourth quarter of fiscal year 2009. The increase is primarily due to the $14.3 million increase in gross margin described above, the $2.4 million other operating Tender Offer expense described above, a decrease in ongoing other operating stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the fourth quarter fiscal year 2009 Tender Offer, and decreased marketing expenditures due to our DiamondExchange® event held in the fourth quarter of fiscal year 2009.
Income from operations was $1.9 million in the first quarter of fiscal year 2010 compared to a loss from operations of $1.2 million in the first quarter of fiscal year 2009, an increase of $3.1 million. The increase is primarily due to the increase in gross margin discussed above, a reduction in training costs due to limited hiring and lower company-wide meeting costs, and reduced facility rent costs in the first quarter of fiscal year 2010.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are aligned with our revenue level. In addition, we regularly monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the first quarter of fiscal year 2010 increased to 74% compared to 69% in the fourth quarter of fiscal year 2009 and 59% in the first quarter of fiscal year 2009.
Free cash flow from continuing operations was $3.6 million for the three months ended June 30, 2009. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities of $4.1 million net of capital expenditures of $0.5 million, provides a consistent metric from which the performance of the business may be monitored.
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
Recent Accounting Pronouncements
See Note (H) to the condensed consolidated financial statements for accounting pronouncements adopted during the first quarter of fiscal year 2010.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For a description of the significant accounting policies which we believe are the most critical to aid in understanding and evaluating our reported financial position and results, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Revenue
Net revenue decreased $0.9 million, or 2%, in the quarter ended June 30, 2009, as compared to the same period in the prior fiscal year. This decrease was primarily due to significant fluctuations in foreign currency. We served 61 clients during the first quarter of fiscal year 2010 compared to 69 clients during the first quarter of the prior fiscal year. Average net revenue per client is consistent at $0.6 million during the first quarter of fiscal year 2010 and during the first quarter of the prior fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 6% of revenue during the quarter ended June 30, 2009, and 8% of revenue during quarter ended June 30, 2008. For the quarters ended June 30, 2008 and 2009, billed fee revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee Revenue		New Client Revenue
	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
Industry	2008	2009	2008	2009
Financial Services	28%	33%	31%	54%
Insurance	22%	24%	13%	30%
Healthcare	21%	19%	3%	12%
Enterprise	25%	18%	41%	3%
Public Sector	4%	6%	12%	1%

	100%	100%	100%	100%

Operating Expenses
Project Personnel Costs
Project personnel costs before reimbursable expenses decreased $1.8 million, or 6%, during the quarter ended June 30, 2009, as compared to the same period in the prior fiscal year. This decrease was primarily caused by a decrease in compensation costs associated with a decrease in headcount, and a reduction in ongoing project personnel stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the fourth quarter fiscal year 2009 Tender Offer. This was partially offset by an increase in variable compensation. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased to 76% during the quarter ended June 30, 2009, compared to 78% in the same period in the prior fiscal year. This decrease was primarily due to the 6% decrease in project personnel costs, partially offset by a 2% decrease in revenue.
The following table summarizes practice personnel data for quarters ended June 30, 2008 and 2009:

	For the Three Months
	Ended June 30,
	2008	2009
Practice headcount	469	441
Annualized net revenue per practice professional (in thousands)	$317	$335
Utilization rate	59%	74%
Annualized voluntary attrition	25%	13%
Total annualized attrition (1)	47%	34%

(1)	Defined as voluntary attrition plus Company initiated attrition.
Professional Development and Recruiting
Professional development and recruiting expenses decreased $1.6 million, or 69%, during the quarter ended June 30, 2009, as compared to the same period in the prior fiscal year. The decrease was primarily due to lower new hire training costs in the first quarter of fiscal year 2010, costs incurred in the first quarter of fiscal year 2009 for a firm-wide training event, and the effect of firm-wide expense management initiatives implemented in fiscal year 2009. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus searches.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Marketing and Sales
Marketing and sales expenses did not change significantly during the quarter ended June 30, 2009, as compared to the same period in the prior fiscal year.
Management and Administrative Support
Management and administrative support expenses decreased $0.6 million, or 9%, during the quarter ended June 30, 2009, as compared to the same period in the prior fiscal year. This decrease was primarily due to decreased ongoing stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the fourth quarter fiscal year 2009 Tender Offer, as well as a reduction in facilities rental expense due to the extension of the operating lease for the Chicago office headquarters effective July 1, 2009.
Other Income, Net
Other income (expense), decreased $0.2 million during the quarter ended June 30, 2009, compared to the same period in the prior fiscal year. This decrease was primarily due to a decrease in interest income resulting from lower interest rate yields partially offset by a reduction in foreign exchange loss.
Income Tax Expense
We recorded income tax expense of $1.1 million, which represents a 55% effective income tax rate, in the quarter ended June 30, 2009, compared to an income tax benefit of $1.8 million, a 169% effective income tax rate, in the quarter ended June 30, 2008. The difference between the effective tax rates is primarily related to the reversal of a $1.5 million international tax valuation allowance discussed below. Excluding the reversal of the valuation allowance, the effective tax rate for quarter ended June 30, 2008, was 27%. Our effective tax rates varied during these periods primarily due to domestic pre-tax income in the quarter ended June 30, 2009, compared to a domestic pre-tax loss in the quarter ended June 30, 2008. We have certain non-deductible expenses which increase the effective tax rate in a period of pre-tax income, while decreasing the effective tax rate in a period of pre-tax loss. Additionally, the effective tax rate varies based on performance of certain international jurisdictions where there are valuation allowances on the international deferred tax assets. Due to these valuation allowances, we currently do not receive a reported tax benefit on international losses or reported tax expense on international profits. Both of these factors contributed to a significant difference between the statutory and effective tax rates.
We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. Deferred tax assets decreased $6.8 million in the quarter ended June 30, 2009 as compared to the quarter ended March 31, 2009, primarily due to the timing of tax deductions for stock-based compensation expense related to the completion of the fourth quarter fiscal year 2009 Tender Offer. The stock-based compensation expense related to the Tender Offer was taken as a tax deduction in the period ended June 30, 2009, decreasing deferred tax assets as of June 30, 2009. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. In May 2008, we received a letter from the U.K. tax authorities confirming a correction to the characterization of a U.K. subsidiary’s losses for fiscal years ended March 31, 2002 and 2003. Based on this determination, we reversed a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009 as management determined that it was more likely than not that the related deferred tax assets would be realized. As of June 30, 2009, the remaining valuation allowance against deferred tax assets was $6.6 million, attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Discontinued Operations
On July 31, 2006, we sold a portion of our international operations which included consulting operations in France, Germany, Spain, Brazil, and the United Arab Emirates as part of a stock sale agreement. Prior to the stock sale, as a result of a tax inspection of the former Spanish subsidiary for the tax years 1999 to 2000, we provided a bank guarantee in the amount of 4.3 million Euros, secured by restricted cash, with the Spanish taxing authority in order to appeal such authority’s assessment. In accordance with the terms of the transaction, we agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. At the time of the transaction, such settlement was not expected before a period of approximately eight years.
As discussed in Note (C) to the Condensed Consolidated Financial Statements, we hold shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by us under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, we no longer expect to recover certain of these shares and intend to release such shares as part of the conclusion of a portion of the tax assessments. The net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet is comprised of the current accrual net of the current value of the escrow shares that we expect to recover. The change in the value of the recoverable escrow shares due to fluctuations in the value of our share price is reflected in income from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources
The following table describes our liquidity and financial position as of June 30, 2008 and 2009:

	June 30,
	2008	2009
	(in millions)

Working capital (1)	$55.9	$51.8
Cash and cash equivalents	$48.1	$48.1
Non-utilized bank credit facilities	$17.5	$17.8
Stockholders’ equity (1)	$72.3	$64.8

(1)	The decrease in working capital and stockholders’ equity as of June 30, 2009, as compared to June 30, 2008, is primarily the result of our share repurchase program and our dividend program.
Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations, and proceeds received upon the exercise of stock options by our employees. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and Common Stock dividend requirements at least through fiscal year 2011.
Our cash is invested in highly-liquid, short-term investments with little, to no, principal risk. These investments must be rated either AAA or A1/P1 by Standard & Poors, Moody’s or Fitch, Inc. We do not invest in nonconsolidated conduits, collateralized debt obligations, auction-rate securities, or structured investment vehicles, and we do not have any plans to invest in such investments in the foreseeable future.
On July 31, 2009, the Company entered into a credit agreement with Harris N.A. (“Harris Bank”) to secure a revolving line of credit. Pursuant to the terms of the credit agreement, the Company may borrow up to $12.5 million. The extensions of credit from Harris Bank may be made in the form of loans and letters of credit, and certain other credit and financial accommodations. The Company is required to adhere to certain operating and financial covenants including a minimum net worth of $30.0 million and a minimum interest coverage ratio of 1.5 to 1.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
The annual interest rate under this credit agreement is at the Company’s option, LIBOR plus one hundred and twenty five basis points or a base rate. The base rate is generally defined as the greatest of: a) the prime rate, b) the sum of the Federal Funds rate plus one half of one percent, and c) the one month LIBOR rate plus one hundred basis points. The Company agrees to pay an annual commitment fee to Harris Bank equal to one-quarter of one percent on the unused credit facility from August 1, 2009 through the termination date of the agreement. Pursuant to the terms of the agreement, outstanding letters of credit issued by Harris Bank for the Company cannot exceed $2.5 million. As of August 1, 2009, the Company had letters of credit outstanding totaling $214 thousand. The Harris Bank credit agreement expires July 31, 2011.
As of June 30, 2009 and through July 31, 2009, the Company maintained a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (“Chase Bank”) under which the Company could borrow up to $20.0 million. Under the credit agreement, the Company was required to adhere to financial covenants including a minimum tangible net worth of $30.0 million and a minimum cash and cash equivalents balance of $20.0 million. In addition, annual dividend payments could not exceed $17.5 million in a trailing twelve calendar month period and the annual purchase, retirement or redemption of Company stock could not exceed the defined maximum amounts associated with the time periods described in the agreement. The Company also had to maintain $10.0 million in its money market account pledged to Chase Bank under the terms of the agreement.
The annual interest rate under the Chase Bank agreement was based on the prime rate or LIBOR plus the applicable margin, each as defined in the agreement. The Company agreed to pay a commitment fee to Chase Bank equal to one-quarter of one percent per year on the unused credit facility from September 1, 2008 through the termination date of the agreement. The line of credit was reduced, as necessary, to account for outstanding letters of credit issued by Chase Bank that secure the Company’s office leases and that serve as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations. These letters of credit could not exceed $4.0 million. As of June 30, 2009, these letters of credit totaled $2.2 million. On July 31, 2009, $2.0 million of the letters of credit, the portion which served as collateral for any potential future indemnification obligation related to the sale of a portion of the Company’s international operations, expired. As of June 30, 2009, there were no outstanding borrowings and the Company had approximately $17.8 million available under the Chase Bank line of credit. The Chase Bank credit agreement expired on July 31, 2009. The Company has never borrowed cash against this line of credit.
Cash Flows from Operating Activities
During the three months ended June 30, 2009, net cash provided by operating activities was $4.1 million. This primarily resulted from the following activities (amounts in millions):

Three Months Ended
June 30, 2009
Net income	$0.9
Non-cash charges (1)	1.8
Deferred income taxes (2)	6.8
Total increases in cash flows from operating activities due to changes in assets and liabilities (3)	2.1
Total decreases in cash flows from operating activities due to changes in assets and liabilities (4)	(7.5)

Net cash provided by operating activities	$4.1

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

(1)	Non-cash charges aggregating $1.8 million are added to net income of $0.9 million to arrive at net cash flows from operating activities. These non-cash charges are summarized as follows (in millions):

Three Months Ended
June 30, 2009
Stock-based compensation	$1.3
Depreciation and amortization	0.5

Total non-cash charges	$1.8

(2)
Deferred income taxes decreased $6.8 million during the three months ended June 30, 2009, offset by a corresponding decrease in income taxes payable of $6.5 million as explained in (4) below. This change is excluded from net income of $0.9 million to arrive at net cash flows from operating activities.

(3)
The total increase in cash flows from operating activities due to changes in assets and liabilities of $2.1 million was due to the fluctuation in other assets and liabilities primarily related to a reduction in accounts receivable along with an increase in accrued compensation and deferred revenue during the quarter ended June 30, 2009. The increases are summarized as follows (in millions):

Three Months Ended
June 30, 2009
Accounts receivable	$1.0
Accrued compensation	0.3
Deferred revenue	0.3
Other assets and liabilities	0.5

Total increases in cash flows from operating activities due to changes in assets and liabilities	$2.1

(4)
The total decrease in cash flows from operating activities due to changes in assets and liabilities was $7.5 million. This decrease was primarily the result of a decrease in income taxes payable of $6.5 million, offset by a corresponding decrease in deferred tax assets of $6.8 million as explained in (1) above, along with a decrease in accounts payable, and an increase in prepaid expenses and other. The decreases are summarized as follows (in millions):

Three Months Ended
June 30, 2009
Income taxes payable	$(6.5)
Accounts payable	(0.9)
Prepaid expenses and other	(0.1)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(7.5)

Our billings for the three months ended June 30, 2009, totaled $45.5 million compared to $44.1 million for the three months ended June 30, 2008. The increase in billings is due to an increase in reimbursable expenses as a result of increased subcontractor activity. These amounts include value added tax (“VAT”) and billings to clients for reimbursable expenses (which are not included in net revenue). Our gross accounts receivable balance of $15.6 million at June 30, 2009, represented 31 days of billings for the quarter ended June 30, 2009. At June 30, 2008, the gross receivable balance was $14.4 million which represented 29 days of billings for the quarter ended June 30, 2008. The increase in accounts receivable at June 30, 2009, as compared to June 30, 2008, was principally due to increased total revenue during the quarter ended June 30, 2009. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Cash Flows from Investing Activities
Cash used in investing activities was $0.5 million for the three months ended June 30, 2009, primarily related to capital expenditures which consisted of leasehold improvements, purchases of computer hardware, and software licenses.
Cash Flows from Financing Activities
Cash used in financing activities was $1.9 million for three months ended June 30, 2009, primarily due to the payment of common stock cash dividends.
Contractual Obligations
There have been no material changes to the table presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Contingencies
From time to time, we undergo various tax examinations and audits related to our holding company and its subsidiaries. As a result of a tax inspection of a former Spanish subsidiary for the tax years 1999 to 2000, on January 3, 2006, we provided a bank guarantee in the amount of 4.3 million Euros with the Spanish taxing authority in order to appeal such authority’s assessment. The Spanish subsidiary was sold on July 31, 2006, as discussed in Note (C) to the condensed consolidated financial statements, and in accordance with the terms of the sale transaction, we agreed to indemnify the buyer for any liability related to this Spanish tax inspection (“tax indemnification obligation”). The terms of the guarantee require that it be renewed annually until the results of the appealed tax inspection are settled. At the time of the transaction, such settlement was not expected before a period of approximately eight years.
During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in our favor on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and we believe that the tax authorities will rule in our favor on those appeals. As a result, we reversed $4.6 million of the indemnification obligation during the fourth quarter of fiscal year 2008. In addition, we also obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of June 30, 2009, secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors and based upon guidance set forth in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”). We held shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, we no longer expect to recover certain of these shares and intend to release the escrow shares related to a portion of the tax indemnification obligation.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Off Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.
Treasury Stock Transactions
The Board has authorized, from time to time, the repurchase of our Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the quarter ended June 30, 2009, we repurchased approximately 0.1 million shares at an average price of $3.88. As of June 30, 2009, the amount available for repurchase under the Buy-back Program was $26.7 million.
Summary
We believe that our current cash balances, existing lines of credit, and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal year 2011. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities. However, there is no assurance that such financing would be available to us on acceptable terms, or at all.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes to the Company’s market risk during the three months ended June 30, 2009.

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
There have been no other material changes to our Risk Factors as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended June 30, 2009, the Company repurchased approximately 0.1 million shares at an average price of $3.88. As of June 30, 2009, the amount available for repurchase under the Buy-back Program was $26.7 million.

	Issuer Purchases of Equity Securities
				Maximum Approximate Dollar
		Average Price	Total Number of Shares	Value of Shares
	Total Number of	Paid per	Purchased as Part of	That May be Purchased
Period	Shares Purchased	Share (1)	Publicly Announced Plans	Under the Plan
April 1, 2009 – April 30, 2009	—	—	—	$26,932,451

May 1, 2009 – May 31, 2009	—	—	—	$26,932,451

June 1, 2009 – June 30, 2009	72,100	$3.88	72,100	$26,652,894

(1)	Average price paid per share of stock repurchased under the Buy-back Program is execution price, including commissions paid to brokers.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits

3.1		Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)

3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)

31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
Form 8-K dated August 6, 2009 (Quarterly Earnings and Announcement)

*	filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Date: August 6, 2009	By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: August 6, 2009	By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

3.1		Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)

3.2		Amended and restated By-Laws (filed as Exhibit 3.2 to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)

31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith.