Form 10-Q
period 2009-09-30
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2009-11-04
CIK 924940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of October 31, 2009, there were 26,931,538 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	September 30,
	2009	2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,112	$54,408
Accounts receivable, net of allowance of $566 and $644 as of March 31, 2009, and September 30, 2009, respectively	15,872	16,590
Deferred tax asset — current portion	6,747	1,447
Prepaid expenses	1,323	2,278
Other current assets	1,479	1,345

Total current assets	71,533	76,068

Restricted cash	4,099	4,103
Computers, equipment, leasehold improvements and software, net	4,280	3,675
Deferred tax asset — long-term portion	7,757	6,275
Other assets	1,480	1,348

Total assets	$89,149	$91,469

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,595	$2,824
Accrued compensation	4,269	14,738
Deferred revenue	722	1,255
Accrued benefits	2,481	3,583
Income taxes payable — current portion	1,493	460
Other accrued liabilities	2,901	2,640

Total current liabilities	16,461	25,500

Deferred rent — long-term portion	1,593	1,768
Accrued income tax liabilities — long-term portion	687	605
Net tax indemnification obligation	368	236

Total liabilities	19,109	28,109

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 shares authorized, 40,087 shares issued as of March 31, 2009, and September 30, 2009, respectively	40	40
Additional paid-in capital	622,967	617,080
Accumulated other comprehensive loss	(4,636)	(4,287)
Accumulated deficit	(442,261)	(443,245)

	176,110	169,588

Less Common Stock in treasury, at cost, 12,885 and 13,048 shares held at March 31, 2009, and September 30, 2009, respectively	106,070	106,228

Total stockholders’ equity	70,040	63,360

Total liabilities and stockholders’ equity	$89,149	$91,469

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$40,506	$43,582	$79,319	$81,474
Reimbursable expenses	5,651	8,085	10,402	15,164

Total revenue	46,157	51,667	89,721	96,638

Project personnel expenses:
Project personnel costs before reimbursable expenses	29,479	31,610	59,889	60,232
Reimbursable expenses	5,651	8,085	10,402	15,164

Total project personnel expenses	35,130	39,695	70,291	75,396

Gross margin	11,027	11,972	19,430	21,242

Other operating expenses:
Professional development and recruiting	1,719	1,378	3,996	2,084
Marketing and sales	1,300	506	1,942	1,047
Management and administrative support	6,327	6,399	13,014	12,501
Restructuring recovery	(284)	—	(284)	—

Total other operating expenses	9,062	8,283	18,668	15,632

Income from operations	1,965	3,689	762	5,610

Other income (expense), net	131	16	285	(3)

Income from continuing operations before income taxes	2,096	3,705	1,047	5,607

Income tax expense (benefit)	1,575	1,877	(194)	2,932

Income from continuing operations after income taxes	521	1,828	1,241	2,675

Discontinued operations:
Gain from discontinued operations, net of income taxes	—	90	—	175

Net income	521	1,918	1,241	2,850
Foreign currency translation adjustments	(761)	(76)	(765)	342
Unrealized gain on investment	105	—	118	7

Comprehensive income (loss)	$(135)	$1,842	$594	$3,199

Basic income per share of common stock:
Income from continuing operations	$0.02	$0.07	$0.05	$0.10
Income from discontinued operations	—	0.00	—	0.01

Net income	$0.02	$0.07	$0.05	$0.10

Diluted income per share of common stock:
Income from continuing operations	$0.02	$0.07	$0.05	$0.10
Income from discontinued operations	—	0.00	—	0.01

Net income	$0.02	$0.07	$0.05	$0.10

Shares used in computing basic income per share of common stock	26,119	27,240	26,544	27,250

Shares used in computing diluted income per share of common stock	26,432	27,715	26,923	27,594
The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$3,082	$898	$6,073	$1,739
Professional development and recruiting	31	8	57	20
Marketing and sales	69	118	146	209
Management and administrative support	624	311	1,240	684

Total SBC	3,806	1,335	7,516	2,652

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended September 30,
	2008	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,241	$2,850
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring recovery	(284)	—
Depreciation and amortization	891	841
Stock-based compensation	7,516	2,652
Deferred income taxes	(48)	6,781
Excess tax benefits from employee stock plans	(17)	(30)
Changes in assets and liabilities:
Accounts receivable	(4,238)	(612)
Prepaid expenses and other	(860)	(765)
Accounts payable	(1,025)	(1,454)
Accrued compensation	(2,843)	10,481
Income taxes payable	(647)	(7,183)
Restructuring accrual	(55)	—
Other assets and liabilities	2,841	1,451

Net cash provided by operating activities	2,472	15,012

Cash flows from investing activities:
Decrease (increase) in restricted cash	3,100	(5)
Capital expenditures, net	(1,006)	(660)

Net cash provided by (used in) investing activities	2,094	(665)

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	1,095	895
Payment of employee withholding taxes from equity transactions	(896)	(261)
Excess tax benefits from employee stock plans	17	30
Common stock cash dividends	—	(3,832)
Purchase of treasury stock	(10,530)	(3,099)

Net cash used in financing activities	(10,314)	(6,267)

Effect of exchange rate changes on cash	(417)	216

Net increase (decrease) in cash and cash equivalents	(6,165)	8,296

Cash and cash equivalents at beginning of period	53,267	46,112

Cash and cash equivalents at end of period	$47,102	$54,408

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4	$56
Cash paid during the period for income taxes	570	3,264

Non-cash financing activities:
Treasury stock repurchase obligation	$544	$145
See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. Basis of Reporting
The accompanying unaudited interim condensed consolidated financial statements include the accounts of Diamond Management & Technology Consultants, Inc., formerly DiamondCluster International, Inc., and its wholly-owned subsidiaries. In this Quarterly Report on Form 10-Q, the Company uses the terms “Diamond,” “we,” “our Company,” “the Company,” “our,” and “us” to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), for interim financial information. Consequently, these statements do not include all the disclosures normally required by GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as discussed in Note (H) below. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the six months ended September 30, 2009, are not necessarily indicative of results for the full fiscal year.
The Company has evaluated subsequent events, through the time of filing this Form 10-Q with the SEC on November 4, 2009. There were no new subsequent events that required recognition or disclosure.
B. Restricted Cash
The Company initially deposited $5.5 million in a U.S. Dollar denominated bank account during the fourth quarter of fiscal year 2006 to support the 4.3 million Euros bank guarantee described in Note (C) below. Based upon the terms of the restrictions on the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets. The restricted cash is reflected in non-current assets based on the terms of the bank guarantee which require that it be renewed annually until the appealed tax inspection is concluded (see further discussion of the tax inspection in Note (C) below). Restricted cash totaled $4.1 million at March 31, 2009, and September 30, 2009.
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and the Company believes that the tax authorities will rule in favor of the Company on those appeals. As a result, $4.6 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2008. In addition, the Company also obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of September 30, 2009, secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment based upon its current accruals which were determined based on advice from its third-party tax advisors and based upon guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees.” The Company holds shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, the Company no longer expects to recover certain of these shares and intends to release such shares as part of the conclusion of a portion of the tax assessments. The net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet is comprised of the current accrual net of the current value of the escrow shares that the Company expects to recover. The change in the value of the recoverable escrow shares due to fluctuations in the value of the Company’s share price is reflected in income from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.
D. Income Taxes
The Company recorded income tax expense of $1.9 million, which represents a 51% effective income tax rate, in the quarter ended September 30, 2009, compared to income tax expense of $1.6 million, a 75% effective income tax rate, in the same period in the prior fiscal year. The effective tax rate decreased in the quarter ended September 30, 2009, due to an increase in U.S. income relative to the corresponding period in the prior fiscal year and international income in the current quarter, compared to international losses in the same period in the prior fiscal year. The international income in the current quarter and loss in the same period in the prior fiscal year occurred in international jurisdictions where, due to ongoing losses and valuation allowances on the related international deferred tax assets, the Company currently does not recognize a tax benefit on international losses or record tax expense on international income. In the prior fiscal quarter ended September 30, 2008, the Company recorded $0.3 million of income tax expense related to a non-cash foreign exchange gain which is taxable in the international jurisdiction, but which is not recognized in the condensed consolidated financial statements. Excluding this $0.3 million tax expense, the effective income tax rate would have been 61% for the quarter ended September 30, 2008. These items caused a significant difference between the effective tax rate and the statutory tax rate.
The Company recorded income tax expense of $2.9 million, a 52% effective income tax rate, in the six months ended September 30, 2009, compared to income tax benefit of $0.2 million, a negative 18% effective income tax rate, in the same period in the prior fiscal year. The income tax benefit in the prior year was due to the reversal of a $1.5 million valuation allowance in the first quarter of the prior fiscal year as discussed below, partially offset by $0.3 million income tax expense related to the non-cash foreign exchange gain in the second quarter of fiscal year 2009 as discussed above.
Excluding the reversal of the valuation allowance and the tax expense on the foreign exchange gain, the effective tax rate for the six months ended September 30, 2008, was 94%, as compared to 52% in the current fiscal year. The decrease in the effective tax rate in the six months ended September 30, 2009, as compared to the same period in the prior fiscal year was primarily related to a decrease in international losses and an increase in U.S. income relative to the corresponding period in the prior fiscal year.
The Company has deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. Deferred tax assets decreased $6.8 million in the six months ended September 30, 2009 as compared to the fiscal year ended March 31, 2009, primarily attributable to the timing of tax deductions for stock-based compensation expense related to the completion of the fourth quarter fiscal year 2009 tender offer. Of the $6.8 million decrease, $6.1 million represents an income tax deduction for book purposes in excess of the deduction for tax purposes and is reflected within the operating section of the condensed consolidated statement of cash flows for the six months ended September 30, 2009 as a decrease in “Deferred income taxes” and a corresponding decrease in “Income taxes payable.”

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ASC 740, “Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of September 30, 2009, the remaining valuation allowance against deferred tax assets was $6.6 million, which is attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards. In May 2008, the Company received a letter from the U.K. tax authorities confirming a correction to the characterization of a U.K. subsidiary’s losses for the fiscal years ended March 31, 2002 and 2003. Based on this determination, the Company implemented a tax planning strategy to utilize the U. K. subsidiary’s net operating loss carryforwards, which resulted in the reversal of a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009, as management determined that it was more likely than not that the related deferred tax assets would be realized.
E. Income Per Share
Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and stock appreciation rights (“SARs”) and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income per share for the three and six months ended September 30, 2008 and 2009 (in thousands):

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2009	2008	2009
Shares used in computing basic income (loss) per share	26,119	27,240	26,544	27,250
Dilutive effect of stock options, SARs and restricted stock/units	313	475	379	344

Shares used in computing diluted income (loss) per share	26,432	27,715	26,923	27,594

Antidilutive securities not included in dilutive income (loss) per share calculation	8,736	5,062	8,894	5,181

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Data regarding net revenue based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2009	2008	2009
Net revenue:
North America	$36,174	$39,406	$70,757	$73,799
United Kingdom and India	4,332	4,176	8,562	7,675

Total net revenue	$40,506	$43,582	$79,319	$81,474

The segregation of revenue by geographic region is based upon the location of the Company’s legal entity performing the services. The Company had no clients that accounted for over 10% of revenue during the three and six months ended September 30, 2008, and three and six months ended September 30, 2009.
Data regarding long-lived assets based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	September 30,
	2009	2009
Long-lived assets:
North America	$5,176	$4,494
United Kingdom and India	584	529

Total long-lived assets	$5,760	$5,023

G. Dividends
On June 1, 2009, the Company announced that its Board of Directors approved a change in the Company’s dividend schedule from annual to quarterly. The Board declared the following quarterly cash dividends during the six months ended September 30, 2009, and annual cash dividend during the fiscal year ended March 31, 2009:

	Fiscal Year Ended	Three Months Ended	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009
Declaration date	November 11, 2008	June 1, 2009	August 19, 2009
Per share dividend	$0.35	$0.07	$0.07
Record date	November 21, 2008	June 10, 2009	September 1, 2009
Total amount (in thousands)	$9,032	$1,921	$1,911
Payment date	December 5, 2008	June 18, 2009	September 15, 2009
H. Recent Accounting Pronouncements
Effective April 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” (codified in ASC 820, “Fair Value Measurements”) which deferred the implementation of SFAS No. 157 “Fair Value Measurements,” (codified in ASC 820, “Fair Value Measurements”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of FSP No. 157-2 did not have a material impact on the Company’s financial condition or results of operations.
Effective April 1, 2009, the Company adopted FASB Staff Position Emerging Issues Task Force (“FSP EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (codified in ASC 260, “Earnings Per Share”). According to FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and should be included in the computation of earnings per share using the two-class method as described in SFAS No. 128, “Earnings per Share” (codified in ASC 260, “Earnings Per Share”). The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial condition or results of operations.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” (codified in ASC 855, “Subsequent Events”) which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations.
Effective July 1, 2009, the Company adopted SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (codified in ASC 105, “Generally Accepted Accounting Principles”) which establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities. The Accounting Standards Codification will supersede all existing non-SEC accounting and reporting standards. The adoption of SFAS No. 168 did not have an impact on the Company’s financial condition or results of operations.
I. Fair Value Measurements
ASC 820, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
J. Line of Credit
On July 31, 2009, the Company entered into a credit agreement with Harris N.A. (“Harris Bank”) to secure a revolving line of credit. Pursuant to the terms of the credit agreement, the Company may borrow up to $12.5 million. The extensions of credit from Harris Bank may be made in the form of loans and letters of credit, and certain other credit and financial accommodations. The Company is required to adhere to certain operating and financial covenants including a minimum net worth of $30.0 million and, when borrowing against the credit facility, a minimum interest coverage ratio of 1.5 to 1. The minimum interest coverage is measured as the ratio of earnings before interest and tax expense to interest expense for the past four fiscal quarters. For the fiscal quarters ending September 30, 2009 and December 31, 2009, calculation of these amounts shall be since April 1, 2009.
The annual interest rate under this credit agreement is at the Company’s option, LIBOR plus one hundred and twenty five basis points or a base rate. The base rate is generally defined as the greatest of: a) the prime rate, b) the sum of the Federal Funds rate plus one half of one percent, or c) the one month LIBOR rate plus one hundred basis points. The Company agrees to pay an annual commitment fee to Harris Bank equal to one-quarter of one percent on the unused credit facility from August 1, 2009, through the termination date of the agreement. Pursuant to the terms of the agreement, outstanding letters of credit issued by Harris Bank for the Company cannot exceed $2.5 million. As of September 30, 2009, the Company had letters of credit outstanding totaling $214 thousand. The Harris Bank credit agreement expires July 31, 2011.

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
Overview
Diamond is a management and technology consulting firm. Clients engage Diamond Management & Technology Consultants, Inc. to help their companies grow, improve margins, and increase the productivity of their investments. Working together to design and execute business strategies that capitalize on changing market forces and technology, Diamond’s consultants are experts in helping clients attract and retain customers, increase the value of their information, and plan and execute projects that turn strategy into measurable results.
Diamond’s capabilities are rooted in deep strategy, technology, operations, and industry experience. The firm’s approach to client service is based on objectivity, collaboration, and an unwavering commitment to its clients’ best interests.
During the quarter ended September 30, 2009, we generated net revenue of $43.6 million from 61 clients. At September 30, 2009, we employed 486 consultants and 112 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.
Our revenue is driven by our ability to secure new client engagements, maintain existing client engagements and develop and implement solutions that add value to our clients. Our revenue is comprised of professional fees for services rendered to our clients plus reimbursable expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements, and the level of client involvement. We recognize revenue as services are performed. Our services are performed in accordance with the terms of the client engagement agreement. We bill our clients for these services on a semi-monthly, monthly or milestone basis in accordance with the terms of the client engagement agreement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may be contractually required to bill for those services at an earlier or later date than the date services are provided. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. We also defer a portion of the revenue from each client engagement to cover the estimated costs that are likely to be incurred subsequent to targeted project completion. We refer to this as “project run-on.” This portion of the project revenue is reflected in deferred revenue and is calculated based on our historical project run-on experience. While we have been required to make revisions to our clients’ deliverables and to incur additional project costs in rare instances, to date there have been no such revisions that have had a material adverse effect on our operating results.
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
The largest portion of our operating expenses consists of project personnel costs. Project personnel costs before reimbursable expenses consist of payroll costs, variable incentive compensation, stock-based compensation expense, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs are travel, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings.
Gross margin increased $0.9 million, or 9%, in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 primarily due to a $3.1 million increase in net revenue resulting from an overall improvement in the economic environment, partially offset by an increase in project personnel costs before reimbursable expenses as discussed later under “Project Personnel Costs”. Our practice headcount was 486 at September 30, 2009, compared to 495 at September 30, 2008. Our annualized net revenue per practice professional was $376 thousand for the second quarter of fiscal year 2010 compared to $336 thousand for the second quarter of fiscal year 2009. The increase from the second quarter of fiscal year 2009 is attributable to increased revenue resulting from improved chargeability and reduced discounts.
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
Management believes that income from operations, which is gross margin less operating expenses, is an important measure of our operating performance. Income from operations increased 88% in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 primarily due to the increase in gross margin as discussed above as well as a decrease in other operating expenses. The decrease in other operating expenses was mainly due to decreased marketing expenditures due to our DiamondExchange® event held in the second quarter of fiscal year 2009 that did not occur in the second quarter of fiscal year 2010, a decrease in stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the Tender Offer in the fourth quarter of the prior fiscal year, and lower campus recruiting costs, partially offset by an increase in variable compensation expense.
We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are aligned with our revenue level. In addition, we regularly monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the second quarter of fiscal year 2010 increased to 76% compared to 66% in the second quarter of fiscal year 2009.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Free cash flow was $14.4 million for the six months ended September 30, 2009. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($15.0 million) net of capital expenditures ($0.7 million), provides a consistent metric from which the performance of the business may be monitored.
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
Recent Accounting Pronouncements
See Note (H) to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
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
Revenue
Net revenue increased $3.1 million, or 8%, for the three months ended September 30, 2009, as compared to the same period in the prior year. Net revenue increased $2.2 million, or 3%, for the six months ended September 30, 2009, as compared to the same period in the prior fiscal year.
We served 61 clients during the quarter ended September 30, 2009, compared to 64 clients during the same period in the prior fiscal year. Average net revenue per client increased to $0.7 million during the quarter ended September 30, 2009, compared to $0.6 million during the same period in the prior fiscal year. As part of our growth effort, we continue to focus on expanding our current client base as well as increasing current revenue streams by further penetrating existing clients.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 1% of revenue during the quarter ended September 30, 2009, compared to 5% during the same period in the prior fiscal year. For the quarters ended September 30, 2008 and 2009, billed fee revenue and new client revenue mix by the industries that we serve were as follows:

	Billed Fee Revenue		New Client Revenue
	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,
Industry	2008	2009	2008	2009
Financial Services	29%	31%	18%	46%
Insurance	24%	27%	28%	20%
Healthcare	18%	21%	9%	15%
Enterprise	26%	17%	45%	0%
Public Sector	3%	4%	0%	19%

	100%	100%	100%	100%

We served 69 clients during the six months ended September 30, 2009, compared to 79 clients during the same period of the prior fiscal year. Average net revenue per client increased to $1.2 million during the six months ended September 30, 2009, compared to $1.0 million during the same period of the prior fiscal year. As part of our growth effort, we continue to focus on expanding our current client base as well as increasing current revenue streams by further penetrating existing clients.
Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 3% of revenue during the six months ended September 30, 2009, compared to 6% during the same period of the prior fiscal year. For the six months ended September 30, 2008 and 2009, billed fee revenue and new client revenue mix by the industries that we serve were as follows:

	Billed Fee Revenue		New Client Revenue
	For the Six Months		For the Six Months
	Ended September 30,		Ended September 30,
Industry	2008	2009	2008	2009
Financial Services	29%	32%	26%	53%
Insurance	23%	26%	19%	16%
Healthcare	19%	20%	5%	24%
Enterprise	26%	17%	43%	2%
Public Sector	3%	5%	7%	5%

	100%	100%	100%	100%

Operating Expenses
Project Personnel Costs
Project personnel costs before reimbursable expenses increased $2.1 million, or 7%, during the quarter ended September 30, 2009, as compared to the same period in the prior fiscal year. This increase was primarily due to higher variable compensation expense, partially offset by lower average payroll and benefits expense due to a decrease in headcount and an increase in new hires as a percentage of the total project personnel staff during the quarter, and a decrease in ongoing project personnel stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the Tender Offer in the fourth quarter of the prior fiscal year. As a percentage of net revenue, project personnel costs before reimbursable expenses remained consistent at 73% during the quarter ended September 30, 2009, compared to the same period in the prior fiscal year.
Project personnel costs before reimbursable expenses increased $0.3 million, or 1%, during the six months ended September 30, 2009, as compared to the same period in the prior fiscal year. This increase was primarily due to increased variable compensation partially offset by lower average payroll and benefits expense due to a decrease in headcount and an increase in new hires as a percentage of the total project personnel staff during the quarter, and a decrease in ongoing project personnel stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the Tender Offer in the fourth quarter of the prior fiscal year. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased to 74% during the quarter ended September 30, 2009, compared to 76% in the same period in the prior fiscal year. This decrease was primarily due to the 3% increase in net revenue and the project personnel cost reductions noted above.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
The following table summarizes practice personnel data for the quarters ended September 30, 2008 and 2009:

	For the Three Months
	Ended September 30,
	2008	2009
Practice headcount	495	486
Annualized net revenue per practice professional (in thousands)	$336	$376
Utilization rate	66%	76%
Annualized voluntary attrition	9%	8%
Total annualized attrition (1)	20%	16%

(1)	Defined as voluntary attrition plus Company-initiated attrition.
Professional Development and Recruiting
Professional development and recruiting expenses decreased $0.3 million, or 20%, during the quarter ended September 30, 2009, as compared to the same period in the prior fiscal year. The decrease was primarily due to lower training costs attributable to firm-wide expense management initiatives. Professional development and recruiting expenses decreased $1.9 million, or 48%, during the six months ended September 30, 2009, as compared to the same period in the prior fiscal year primarily due to lower training costs due to firm-wide expense management initiatives and costs incurred in the first quarter of fiscal year 2009 for a firm-wide training event. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and any sourcing fees related to non-campus searches.
Marketing and Sales
Marketing and sales expenses decreased $0.8 million, or 61%, during the quarter ended September 30, 2009, as compared to the same period in the prior fiscal year. Marketing and sales expenses decreased $0.9 million, or 46%, during the six months ended September 30, 2009, as compared to the same period in the prior fiscal year. These decreases were primarily due to costs incurred for a DiamondExchange® event in the quarter ended September 30, 2008 that did not occur in the quarter ended September 30, 2009.
Management and Administrative Support
Management and administrative support expenses did not change significantly during the quarter ended September 30, 2009, as compared to the same period in the prior fiscal year and the six month period ended September 30, 2009, as compared to the same period in the prior fiscal year. Variable compensation expense increased in the quarter and six months ended September 30, 2009, offset by decreased stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the Tender Offer in the fourth quarter of the prior fiscal year and the effect of firm-wide expense management initiatives.
Other Income, Net
Other income, net decreased $0.1 million, or 88%, during the quarter ended September 30, 2009, as compared to the same period in the prior fiscal year. Other income, net decreased $0.3 million, or 101%, during the six months ended September 30, 2009, as compared to the same period in the prior fiscal year. These decreases were primarily due to a decrease in interest income resulting from lower interest rate yields in the quarter and six months ended September 30, 2009, compared to the same periods in the prior fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Income Tax Expense
We recorded income tax expense of $1.9 million, which represents a 51% effective income tax rate, in the quarter ended September 30, 2009, compared to income tax expense of $1.6 million, a 75% effective income tax rate, in the same period in the prior fiscal year. The effective tax rate decreased in the quarter ended September 30, 2009, due to an increase in U.S. income relative to the corresponding period in the prior fiscal year and international income in the current quarter, compared to international losses in the same period in the prior fiscal year. The international income in the current quarter and loss in the same period in the prior fiscal year occurred in international jurisdictions where, due to ongoing losses and valuation allowances on the related international deferred tax assets, we currently do not recognize a tax benefit on international losses or record tax expense on international income. In the prior fiscal quarter ended September 30, 2008, we recorded $0.3 million of income tax expense related to a non-cash foreign exchange gain which is taxable in the international jurisdiction, but which is not recognized in the condensed consolidated financial statements. Excluding this $0.3 million tax expense, the effective income tax rate would have been 61% for the quarter ended September 30, 2008. These items caused a significant difference between the effective tax rate and the statutory tax rate.
We recorded income tax expense of $2.9 million, a 52% effective income tax rate, in the six months ended September 30, 2009, compared to income tax benefit of $0.2 million, a negative 18% effective income tax rate, in the same period in the prior fiscal year. The income tax benefit in the prior year was due to the reversal of a $1.5 million valuation allowance in the first quarter of the prior fiscal year as discussed below, partially offset by $0.3 million income tax expense related to the non-cash foreign exchange gain in the second quarter of fiscal year 2009 as discussed above.
Excluding the reversal of the valuation allowance and the tax expense on the foreign exchange gain, the effective tax rate for the six months ended September 30, 2008, was 94%, as compared to 52% in the current fiscal year. The decrease in the effective tax rate in the six months ended September 30, 2009, as compared to the same period in the prior fiscal year was primarily related to a decrease in international losses and an increase in U.S. income relative to the corresponding period in the prior fiscal year.
We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. Deferred tax assets decreased $6.8 million in the six months ended September 30, 2009 as compared to the fiscal year ended March 31, 2009, primarily attributable to the timing of tax deductions for stock-based compensation expense related to the completion of the fourth quarter fiscal year 2009 tender offer. Of the $6.8 million decrease, $6.1 million represents an income tax deduction for book purposes in excess of the deduction for tax purposes and is reflected within the operating section of the condensed consolidated statement of cash flows for the six months ended September 30, 2009 as a decrease in “Deferred income taxes” and a corresponding decrease in “Income taxes payable.”
ASC 740, “Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of September 30, 2009, the remaining valuation allowance against deferred tax assets was $6.6 million, which is attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as unrealized U.S. federal capital loss carryforwards.
In May 2008, we received a letter from the U.K. tax authorities confirming a correction to the characterization of a U.K. subsidiary’s losses for the fiscal years ended March 31, 2002 and 2003. Based on this determination, we implemented a tax planning strategy to utilize the U. K. subsidiary’s net operating loss carryforwards, which resulted in the reversal of a $1.5 million international tax valuation allowance in the first quarter of fiscal year 2009, as management determined that it was more likely than not that the related deferred tax assets would be realized.

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
Liquidity and Capital Resources
The following table describes our liquidity and financial position as of September 30, 2008 and 2009:

	September 30,
	2008	2009
	(in millions)
Working capital (1)	$55.0	$50.6
Cash and cash equivalents (2)	$47.1	$54.4
Stockholders’ equity (1)	$70.5	$63.4
Non-utilized bank credit facilities (3)	$17.8	$12.3

(1)	The decrease in working capital and stockholders’ equity as of September 30, 2009, as compared to September 30, 2008, is primarily the result of our share repurchase program and our dividend program.

(2)
The increase in cash and cash equivalents as of September 30, 2009, as compared to September 30, 2008, is primarily related to positive operating cash flows during the twelve month period, partially offset by cash used for our share repurchase and dividend programs.

(3)
The decrease in non-utilized bank credit facilities as of September 30, 2009, as compared to September 30, 2008, is due to the expiration of the JP Morgan Chase Bank, N.A. credit agreement and the commencement of our Harris N.A. credit agreement on July 31, 2009. Our total borrowing capacity under the Harris, N.A. credit agreement is $12.5 million reduced by outstanding letters of credit totaling $0.2 million as of September 30, 2009 compared to a total borrowing capacity under the JP Morgan Chase Bank, N.A. credit agreement of $20.0 million reduced by outstanding letters of credit totaling $2.2 million as of September 30, 2008. We have never borrowed against either line of credit.

Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents, cash flow from operations, and proceeds received upon the exercise of stock options by our employees. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program and dividend payments. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and Common Stock dividend requirements at least through fiscal year 2011.
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
On July 31, 2009, the Company entered into a credit agreement with Harris N.A. (“Harris Bank”) to secure a revolving line of credit. Pursuant to the terms of the credit agreement, the Company may borrow up to $12.5 million. The extensions of credit from Harris Bank may be made in the form of loans and letters of credit, and certain other credit and financial accommodations. The Company is required to adhere to certain operating and financial covenants including a minimum net worth of $30.0 million and, when borrowing against the credit facility, a minimum interest coverage ratio of 1.5 to 1. The minimum interest coverage is measured as the ratio of earnings before interest and tax expense to interest expense for the past four fiscal quarters. For the fiscal quarters ending September 30, 2009 and December 31, 2009, calculation of these amounts shall be since April 1, 2009.
The annual interest rate under this credit agreement is at the Company’s option, LIBOR plus one hundred and twenty five basis points or a base rate. The base rate is generally defined as the greatest of: a) the prime rate, b) the sum of the Federal Funds rate plus one half of one percent, or c) the one month LIBOR rate plus one hundred basis points. The Company agrees to pay an annual commitment fee to Harris Bank equal to one-quarter of one percent on the unused credit facility from August 1, 2009, through the termination date of the agreement. Pursuant to the terms of the agreement, outstanding letters of credit issued by Harris Bank for the Company cannot exceed $2.5 million. As of September 30, 2009, the Company had letters of credit outstanding totaling $214 thousand. The Harris Bank credit agreement expires July 31, 2011.
Cash Flows from Operating Activities
During the six months ended September 30, 2009, net cash provided by operating activities was $15.0 million. This primarily resulted from the following activities (amounts in millions):

Six Months Ended
September 30, 2009
Net income	$2.9
Non-cash charges (1)	3.4
Deferred income taxes (2)	6.8
Total increases in cash flows from operating activities due to changes in assets and liabilities (3)	11.9
Total decreases in cash flows from operating activities due to changes in assets and liabilities (4)	(10.0)

Net cash provided by operating activities	$15.0

(1)	Non-cash charges aggregating $3.4 million are added to net income of $2.9 million to arrive at net cash flows from operating activities. These non-cash charges are summarized as follows (in millions):

Six Months Ended
September 30, 2009
Stock-based compensation	$2.6
Depreciation and amortization	0.8

Total non-cash charges	$3.4

(2)
Deferred income taxes decreased $6.8 million during the six months ended September 30, 2009, primarily attributable to the timing of tax deductions for stock-based compensation expense related to the completion of the fourth quarter fiscal year 2009 tender offer. Of the $6.8 million decrease, $6.1 million represents an income tax deduction for book purposes in excess of the deduction for income tax purposes, and is reflected within net cash provided by operating activities as a decrease in deferred income taxes and a corresponding decrease in income taxes payable as explained in (4) below. This change is excluded from net income of $2.9 million to arrive at net cash flows from operating activities.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

(3)
The total increase in cash flows from operating activities due to changes in assets and liabilities was $11.9 million. This increase was primarily due to an increase in accrued compensation during the six months ended September 30, 2009. The increases are summarized as follows (in millions):

Six Months Ended
September 30, 2009
Accrued compensation	$10.5
Other assets and liabilities	1.4

Total increases in cash flows from operating activities due to changes in assets and liabilities	$11.9

(4)
The total decrease in cash flows from operating activities due to changes in assets and liabilities was $10.0 million. This decrease was primarily the result of a decrease in income taxes payable of $7.2 million, offset by a corresponding decrease in deferred tax assets of $6.8 million as explained in (2) above, along with a decrease in accounts payable, and an increase in accounts receivable and prepaid expenses and other. The decreases are summarized as follows (in millions):

Six Months Ended
September 30, 2009
Accounts receivable	$(0.6)
Accounts payable	(1.4)
Prepaid expenses and other	(0.8)
Income taxes payable	(7.2)

Total decreases in cash flows from operating activities due to changes in assets and liabilities	$(10.0)

Our billings for the three and six months ended September 30, 2009, totaled $52.5 million and $98.0 million, respectively, compared to $46.9 million and $91.0 million, respectively, for the three and six months ended September 30, 2008. The increase in billings is due to an increase in revenue and reimbursable expenses primarily due to improving economic conditions. These amounts include value added tax (“VAT”) and billings to clients for reimbursable expenses (which are not included in net revenue). Our gross accounts receivable balance of $17.2 million at September 30, 2009, represented 30 days of billings for the quarter ended September 30, 2009. At September 30, 2008, the gross receivable balance was $17.9 million which represented 34 days of billings for the quarter ended September 30, 2008. The decrease in accounts receivable at September 30, 2009, as compared to September 30, 2008, was principally due to more efficient collections during the quarter ended September 30, 2009. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.
Cash Flows from Investing Activities
Cash used in investing activities was $0.7 million for the six months ended September 30, 2009, primarily related to capital expenditures which consisted of leasehold improvements, purchases of computer hardware, and software licenses.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Cash Flows from Financing Activities
Cash used in financing activities was $6.3 million for the six months ended September 30, 2009, resulting from the payment of common stock cash dividends of $3.8 million, the repurchase of common stock totaling $3.1 million, and the payment of employee withholding taxes from equity transactions of $0.3 million. These were offset by $0.9 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan.
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
During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in our favor on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and we believe that the tax authorities will rule in our favor on those appeals. As a result, we reversed $4.6 million of the indemnification obligation during the fourth quarter of fiscal year 2008. In addition, we also obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of September 30, 2009, secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment based upon our current accruals which were determined based on advice from our third-party tax advisors and based upon guidance set forth in ASC 460, “Guarantees.” We hold shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, we no longer expect to recover certain of these shares and intend to release the escrow shares related to a portion of the tax indemnification obligation.
Off Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Treasury Stock Transactions
The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended September 30, 2009, the Company repurchased approximately 0.5 million shares at an average price of $6.08. As of September 30, 2009, the amount available for repurchase under the Buy-back Program was $23.7 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes to the Company’s market risk during the six months ended September 30, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended September 30, 2009, the Company repurchased approximately 0.5 million shares at an average price of $6.08. As of September 30, 2009, the amount available for repurchase under the Buy-back Program was $23.7 million.

	Issuer Purchases of Equity Securities
				Maximum Approximate Dollar
	Total Number	Average Price	Total Number of Shares	Value of Shares
	of Shares	Paid per	Purchased as Part of	That May be Purchased
Period	Purchased (2)	Share (1)	Publicly Announced Plans	Under the Plan
July 1, 2009 – July 31, 2009	22,525	$4.27	22,525	$26,556,763

August 1, 2009 – August 31, 2009	170,207	$5.65	154,164	$25,682,697

September 1, 2009 – September 30, 2009	311,205	$6.41	311,205	$23,688,771

(1)	Average price paid per share of stock repurchased under the Buy-back Program is execution price, including commissions paid to brokers.

(2)
In addition to purchases made under the Company’s publicly announced Buy-back Program, included in this column are transactions under the Company’s stock based compensation plans involving the delivery to the Company of 16,043 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 4.	Submission of Matters to a Vote of Security Holders
On September 22, 2009, the Company held its annual meeting of stockholders at its office in Chicago, Illinois. There were three proposals for which the stockholders considered and cast votes. First, the stockholders voted to re-elect Donald R. Caldwell, Michael H. Moskow, and Samuel K. Skinner to serve as Class I members of the Board of Directors for three-year terms expiring at the 2012 annual meeting of stockholders. The members of the Board of Directors are divided into three approximately equal classes, one class of which is elected each year for a three-year term to succeed the directors whose terms are expiring. Class II Directors whose terms of office continue until 2010 include Melvyn E. Bergstein, Pauline A. Schneider, and John J. Sviokla. Class III Directors whose terms of office continue until 2011 include Edward R. Anderson, Adam J. Gutstein, and Michael E. Mikolajczyk. There are no other differences in director rights.
Second, the stockholders voted to ratify the appointment of KPMG LLP by the Audit Committee as the Company’s independent registered auditors for fiscal year 2010 (ending March 31, 2010).
Lastly, the stockholders voted to amend the Company’s Restated Certificate of Incorporation to decrease the Company’s number of authorized shares of capital stock.
Pursuant to the applicable laws and regulations governing the Company’s stockholder meeting, abstentions and broker non-votes were not counted for purposes of proposal 1. For proposals 2 and 3, abstentions were counted as votes against and broker non-votes were not counted.
The vote on each of the three proposals is set forth below.
1. Election of Directors: (requires plurality of the votes cast)

Name	For	Withheld	Total Votes Present
Donald R. Caldwell	20,551,522	2,518,703	23,070,225
Michael H. Moskow	21,552,853	1,517,372	23,070,225
Samuel K. Skinner	21,910,349	1,159,876	23,070,225
2. Ratification of appointment of KPMG LLP as independent registered auditors: (requires majority of the votes present)

For			Total Votes Present
(% of Total Votes Present)	Against	Abstained	(% of Total Shares Outstanding)
22,954,802 (99.49%)	110,159	5,263	23,070,224 (83.95%)
3. Decrease in number of authorized shares of capital stock: (requires two-thirds of the outstanding common stock)

For
(% of Total Shares Outstanding)	Against	Abstained	Total Shares Outstanding
22,930,624 (83.87%)	121,348	18,252	27,340,500

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Item 6.	Exhibits and Reports on Form 8-K
Exhibits
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-Q. Where so indicated, exhibits which were previously filed are incorporated herein by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.		Description
3.1	*	Form of Restated Certificate of Incorporation of the Company

3.2
Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).

10.1	*	Credit Agreement between the Company and Harris N.A. dated July 31, 2009.

31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Date: November 4, 2009	By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: November 4, 2009	By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

3.1	*	Form of Restated Certificate of Incorporation of the Company

3.2
Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).

10.1	*	Credit Agreement between the Company and Harris N.A. dated July 31, 2009.

31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith