Form 10-Q
period 2009-12-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2010-02-04
CIK 924940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of January 31, 2010, there were 27,174,866 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2009

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2009	2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,112	$49,846
Accounts receivable, net of allowance of $566 and $663 as of March 31, 2009, and December 31, 2009, respectively	15,872	15,854
Deferred tax asset — current portion	6,747	3,910
Prepaid expenses	1,323	1,717
Other current assets	1,479	1,477

Total current assets	71,533	72,804

Restricted cash	4,099	4,104
Computers, equipment, leasehold improvements and software, net	4,280	3,568
Deferred tax asset — long-term portion	7,757	5,428
Other assets	1,480	1,652

Total assets	$89,149	$87,556

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,595	$4,079
Accrued compensation	4,269	8,302
Deferred revenue	722	1,751
Accrued benefits	2,481	2,009
Income taxes payable — current portion	1,493	2,861
Other accrued liabilities	2,901	2,798

Total current liabilities	16,461	21,800

Deferred rent — long-term portion	1,593	1,690
Accrued income tax liabilities — long-term portion	687	605
Net tax indemnification obligation	368	189

Total liabilities	19,109	24,284

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 and 100,000 shares authorized, and 40,087 shares issued as of March 31, 2009, and December 31, 2009, respectively	40	40
Additional paid-in capital	622,967	616,322
Accumulated other comprehensive loss	(4,636)	(4,234)
Accumulated deficit	(442,261)	(442,904)

	176,110	169,224

Less Common Stock in treasury, at cost, 12,885 and 13,062 shares held at March 31, 2009, and December 31, 2009, respectively	106,070	105,952

Total stockholders’ equity	70,040	63,272

Total liabilities and stockholders’ equity	$89,149	$87,556

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$36,960	$45,462	$116,279	$126,937
Reimbursable expenses	6,296	8,302	16,698	23,466

Total revenue	43,256	53,764	132,977	150,403

Project personnel expenses:
Project personnel costs before reimbursable expenses	27,168	31,219	87,058	91,451
Reimbursable expenses	6,296	8,302	16,698	23,466

Total project personnel expenses	33,464	39,521	103,756	114,917

Gross margin	9,792	14,243	29,221	35,486

Other operating expenses:
Professional development and recruiting	1,688	2,011	5,684	4,096
Marketing and sales	104	1,217	2,047	2,264
Management and administrative support	5,944	6,609	18,956	19,111
Restructuring recovery	—	—	(284)	—

Total other operating expenses	7,736	9,837	26,403	25,471

Income from operations	2,056	4,406	2,818	10,015

Other income (expense), net	344	(30)	629	(32)

Income from continuing operations before income taxes	2,400	4,376	3,447	9,983

Income tax expense	2,386	2,161	2,192	5,093

Income from continuing operations after income taxes	14	2,215	1,255	4,890

Discontinued operations:
Gain from discontinued operations, net of income taxes	—	17	—	192

Net income	14	2,232	1,255	5,082
Foreign currency translation adjustments	(998)	53	(1,764)	395
Unrealized gain (loss) on investment	(133)	—	(15)	7

Comprehensive income (loss)	$(1,117)	$2,285	$(524)	$5,484

Basic income per share of common stock:
Income from continuing operations	$0.00	$0.08	$0.05	$0.18
Income from discontinued operations	—	0.00	—	0.01

Net income	$0.00	$0.08	$0.05	$0.19

Diluted income per share of common stock:
Income from continuing operations	$0.00	$0.08	$0.05	$0.18
Income from discontinued operations	—	0.00	—	0.01

Net income	$0.00	$0.08	$0.05	$0.18

Shares used in computing basic income per share of common stock	25,621	26,918	26,239	27,135

Shares used in computing diluted income per share of common stock	25,906	27,571	26,658	27,584
The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Project personnel costs before reimbursable expenses	$3,029	$809	$9,102	$2,547
Professional development and recruiting	23	13	80	33
Marketing and sales	66	166	212	375
Management and administrative support	582	506	1,822	1,190

Total SBC	$3,700	$1,494	$11,216	$4,145

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months
	Ended December 31,
	2008	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,255	$5,082
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring recovery	(284)	—
Depreciation and amortization	1,339	1,229
Stock-based compensation	11,216	4,145
Deferred income taxes	1,365	5,166
Excess tax benefits from employee stock plans	(262)	(83)
Changes in assets and liabilities:
Accounts receivable	(1,300)	160
Prepaid expenses and other	(290)	(321)
Accounts payable	268	(49)
Accrued compensation	(843)	4,064
Income taxes payable	(2,098)	(5,172)
Restructuring accrual	(55)	—
Other assets and liabilities	(434)	93

Net cash provided by operating activities	9,877	14,314

Cash flows from investing activities:
Decrease (increase) in restricted cash	3,085	(5)
Distribution from available-for-sale investments	289	—
Capital expenditures, net	(1,297)	(968)

Net cash provided by (used in) investing activities	2,077	(973)

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	1,575	1,203
Payment of employee withholding taxes from equity transactions	(1,497)	(518)
Excess tax benefits from employee stock plans	262	83
Common stock cash dividends	(9,032)	(5,724)
Purchase of treasury stock	(13,145)	(4,872)

Net cash used in financing activities	(21,837)	(9,828)

Effect of exchange rate changes on cash	(947)	221

Net increase (decrease) in cash and cash equivalents	(10,830)	3,734

Cash and cash equivalents at beginning of period	53,267	46,112

Cash and cash equivalents at end of period	$42,437	$49,846

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$41	$77
Cash paid during the period for income taxes	$2,948	$5,005
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
In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), for interim financial information. Consequently, these statements do not include all the disclosures normally required by GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as discussed in Note (I) below. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the nine months ended December 31, 2009, are not necessarily indicative of results for the full fiscal year.
The Company has evaluated subsequent events, through the time of filing this Form 10-Q with the SEC on February 4, 2010. There were no new subsequent events that required recognition or disclosure.
B. Restricted Cash
The Company initially deposited $5.5 million in a U.S. Dollar denominated bank account during the fourth quarter of fiscal year 2006 to support the 4.3 million Euros bank guarantee described in Note (C) below. Based upon the terms of the restrictions on the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets. The restricted cash is reflected in non-current assets based on the terms of the bank guarantee which require that it be renewed annually until the appealed tax inspection is concluded (see further discussion of the tax inspection in Note (C) below). Restricted cash totaled $4.1 million at March 31, 2009, and December 31, 2009.
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and the Company believes that the tax authorities will rule in favor of the Company on those appeals. As a result, $4.6 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2008. In addition, the Company also obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of December 31, 2009, secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. The Company believes that it is adequately reserved for any potential exposure related to this assessment. The current reserve was determined based on advice from its third-party tax advisors and based upon guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees.” The Company holds shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, the Company no longer expects to recover certain of these shares and intends to release such shares as part of the conclusion of a portion of the tax assessments. The net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet is comprised of the current accrual net of the current value of the escrow shares that the Company expects to recover. The change in the value of the recoverable escrow shares due to fluctuations in the value of the Company’s share price is reflected in income from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
D. Income Taxes
The Company recorded income tax expense of $2.2 million in the quarter ended December 31, 2009, a 49% effective income tax rate, compared to income tax expense of $2.4 million, a 99% effective income tax rate, in the same period in the prior fiscal year. Excluding the effect of $0.6 million of income tax expense on a non-cash foreign exchange gain and $0.3 million income tax expense related to ongoing income tax audits in the third quarter of fiscal year 2009, the effective tax rate would have been 60% in the year ago period. The resulting decrease in the effective tax rate is due to an increase in the domestic pre-tax income for the three months ended December 31, 2009, relative to the corresponding period in the prior fiscal year partially offset by an increase in international losses. Due to ongoing losses and valuation allowances on the related international deferred tax assets, the Company currently does not recognize a reported tax benefit on international losses or reported tax expense on international profits. These items caused a significant difference between the effective tax rate and the statutory tax rate.
The Company recorded income tax expense of $5.1 million, a 51% effective income tax rate, in the nine months ended December 31, 2009, compared to income tax expense of $2.2 million, a 64% effective income tax rate, in the same period in the prior fiscal year. Excluding the effect of the $1.5 million valuation allowance reversal in the first quarter of fiscal year 2009 described below, $0.3 million and $0.6 million of income tax expense on non-cash foreign exchange gains in the second and third quarters of fiscal year 2009, respectively, and $0.3 million income tax expense related to ongoing income tax audits in the third quarter of fiscal year 2009, the effective tax rate would have been 70% for the nine months ended December 31, 2008. The resulting decrease in the effective tax rate is primarily due to an increase in domestic pre-tax income and a decrease in international losses for the nine months ended December 31, 2009, relative to the corresponding period in the prior fiscal year. As a result, international losses represented a smaller percentage of consolidated income. Due to ongoing losses and valuation allowances on the related international deferred tax assets, the Company currently does not recognize a reported tax benefit on international losses or reported tax expense on international profits. These items caused a significant difference between the effective tax rate and the statutory tax rate.
The Company has deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. Deferred income taxes decreased $5.2 million during the nine months ended December 31, 2009. The decrease is primarily related to the fiscal year 2009 tender offer, and was caused by stock-based compensation expense income tax deductions taken for book purposes in the prior fiscal year which were not deductible for income tax purposes until the current fiscal year. As the deduction for book purposes exceeded the deduction for income tax purposes, the resulting decrease in deferred income taxes is reflected within the operating section of the condensed consolidated statement of cash flows for the nine months ended December 31, 2009, in “Deferred income taxes” with a corresponding decrease in “Income taxes payable.”

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ASC 740, “Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of December 31, 2009, the remaining valuation allowance against deferred tax assets was $6.7 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.
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
E. Income Per Share
Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and stock appreciation rights (“SARs”) and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income per share for the three and nine months ended December 31, 2008 and 2009 (in thousands):

	Three Months		Nine months
	Ended December 31,		Ended December 31,
	2008	2009	2008	2009
Shares used in computing basic income per share	25,621	26,918	26,239	27,135
Dilutive effect of stock options, SARs and restricted stock/units	285	653	419	449

Shares used in computing diluted income per share	25,906	27,571	26,658	27,584

Antidilutive securities not included in dilutive income per share calculation	8,850	4,181	8,075	5,177

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
Data regarding net revenue based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months		Nine months
	Ended December 31,		Ended December 31,
	2008	2009	2008	2009
Net revenue:
North America	$32,917	$41,618	$103,674	$115,418
United Kingdom and India	4,043	3,844	12,605	11,519

Total net revenue	$36,960	$45,462	$116,279	$126,937

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had one client during the three months ended December 31, 2009, and no clients during the nine months ended December 31, 2009, that accounted for over 10% of revenue in the respective periods. The Company had no clients that accounted for over 10% of revenue during three months and nine months ended December 31, 2008.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Data regarding long-lived assets based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2009	2009
Long-lived assets:
North America	$5,176	$4,567
United Kingdom and India	584	553

Total long-lived assets	$5,760	$5,120

G. Lease Commitments
The Company leases office space and equipment under various non-cancelable operating leases. On December 25, 2009, the Company renewed its operating lease for its London office which expired on December 24, 2009. Under the terms of the lease renewal, the Company is contractually obligated to pay a total of approximately $1.7 million in future estimated lease payments for the period January 1, 2010, through December 31, 2014. The following table was updated from amounts previously reported in the Annual Report on Form 10-K for the fiscal year ended March 31, 2009, to include the effects of this lease as of December 31, 2009. The minimum future lease payments under operating leases with non-cancelable terms in excess of one year are as follows (amounts in thousands):

Year Ended March 31,
2010	$428	(1)
2011	1,549
2012	1,303
2013	1,414
2014	1,466
Thereafter	571

	$6,731

(1)	Includes the period of January 1, 2010 through March 31, 2010.
H. Dividends
On June 1, 2009, the Company announced that its Board of Directors approved a change in the Company’s dividend schedule from annual to quarterly. The Board declared the following quarterly cash dividends during the nine months ended December 31, 2009, and annual cash dividend during the fiscal year ended March 31, 2009:

	Fiscal Year Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Declaration date	November 11, 2008	June 1, 2009	August 19, 2009	November 11, 2009
Per share dividend	$0.35	$0.07	$0.07	$0.07
Record date	November 21, 2008	June 10, 2009	September 1, 2009	November 20, 2009
Total amount (in thousands)	$9,032	$1,921	$1,911	$1,892
Payment date	December 5, 2008	June 18, 2009	September 15, 2009	December 4, 2009
I. Recent Accounting Pronouncements
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
Effective July 1, 2009, the Company adopted SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (codified in ASC 105, “Generally Accepted Accounting Principles”) which establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities. The Accounting Standards Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of SFAS No. 168 did not have an impact on the Company’s financial condition or results of operations.
J. Fair Value Measurements
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

The Company’s financial assets that are measured at fair value on a recurring basis consist of cash and cash equivalents and restricted cash and are measured using Level 1 inputs.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
K. Line of Credit
On July 31, 2009, the Company entered into a credit agreement with Harris N.A. (“Harris Bank”) to secure a revolving line of credit. Pursuant to the terms of the credit agreement, the Company may borrow up to $12.5 million. The extensions of credit from Harris Bank may be made in the form of loans and letters of credit, and certain other credit and financial accommodations. The Company is required to adhere to certain operating and financial covenants including a minimum net worth of $30.0 million and, when borrowing against the credit facility, a minimum interest coverage ratio of 1.5 to 1. The minimum interest coverage is measured as the ratio of earnings before interest and tax expense to interest expense for the past four fiscal quarters. For the fiscal quarters ended September 30, 2009, and December 31, 2009, calculation of these amounts shall be from April 1, 2009, through the respective balance sheet date.
The annual interest rate under this credit agreement is at the Company’s option, LIBOR plus one hundred and twenty five basis points or a base rate. The base rate is generally defined as the greatest of: a) the prime rate, b) the sum of the Federal Funds rate plus one half of one percent, or c) the one month LIBOR rate plus one hundred basis points. The Company agrees to pay an annual commitment fee to Harris Bank equal to one-quarter of one percent on the unused credit facility from August 1, 2009, through the termination date of the agreement. Pursuant to the terms of the agreement, outstanding letters of credit issued by Harris Bank for the Company cannot exceed $2.5 million and any outstanding obligations under the line of credit are secured by substantially all of the Company’s assets. As of December 31, 2009, the Company had letters of credit outstanding totaling $214 thousand and there have been no cash borrowings against the line of credit since it was established. The Harris Bank credit agreement expires July 31, 2011.

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
We generated net revenue (revenue before reimburseable expenses) of $45.5 million in the quarter ended December 31, 2009, compared with $37.0 million in the quarter ended December 31, 2008. At December 31, 2009, we employed 496 consultants and 114 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.
Our revenue is driven by our ability to secure new client engagements, maintain existing client engagements and develop and implement solutions that add value to our clients. Our revenue is comprised of professional fees for services rendered to our clients plus reimbursable expenses. Prior to the commencement of a client engagement, we and our client agree on fees for services based upon the scope of the project, our staffing requirements, and the level of client involvement. We recognize revenue as services are performed. Our services are performed in accordance with the terms of the client engagement agreement. We bill our clients for these services on a semi-monthly, monthly or milestone basis in accordance with the terms of the client engagement agreement. Accordingly, we recognize amounts due from our clients as the related services are rendered and revenue is earned even though we may be contractually required to bill for those services at an earlier or later date than the date services are provided. Provisions are made based on our experience for estimated uncollectible amounts. These provisions, net of write-offs of accounts receivable, are reflected in the allowance for doubtful accounts. We also defer a portion of the revenue from each client engagement to cover the estimated costs that are likely to be incurred subsequent to targeted project completion which we refer to as “project run-on.” This portion of the project revenue is reflected in deferred revenue and is calculated based on our historical project run-on experience. While we have been required to make revisions to our clients’ deliverables and to incur additional project costs in rare instances, to date there have been no such revisions that have had a material adverse effect on our operating results.
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
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
The largest portion of our operating expenses consists of project personnel costs. Project personnel costs before reimbursable expenses consist of payroll costs, variable incentive compensation, stock-based compensation expense, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs are travel, third-party vendor payments and non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings. Chargeability represents a measure of our project personnel’s time spent on billable consulting work based on standard available business days.
Gross margin increased $4.5 million, or 45%, in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 primarily due to a $8.5 million increase in net revenue, partially offset by an increase in project personnel costs before reimbursable expenses as discussed later under “Project Personnel Costs.” Our practice headcount was 496 at December 31, 2009, compared to 473 at December 31, 2008. Our annualized net revenue per practice professional was $370 thousand for the third quarter of fiscal year 2010 compared to $305 thousand for the third quarter of fiscal year 2009. The increase from the third quarter of fiscal year 2009 is primarily related to increased net revenue and higher chargeability.
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
Management believes that income from operations, which is gross margin less operating expenses, is an important measure of our operating performance. Income from operations increased $2.4 million, or 114%, in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 primarily due to the $4.5 million increase in gross margin as discussed above, partially offset by increases in other operating expenses. The increase in other operating expenses in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, as discussed below under “Operating Expenses”, was primarily due to increases in marketing and sales expenses due to our DiamondExchange® event being held during the third quarter of fiscal year 2010 with no similar event held in the third quarter of fiscal year 2009, increased training costs related to new hire training and associated recruiting costs, and increased variable compensation expense.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are aligned with our revenue level. In addition, we regularly monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower chargeability of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our chargeability rate for the third quarter of fiscal year 2010 increased to 71% compared to 60% in the third quarter of fiscal year 2009.
Free cash flow, a non-GAAP measure, was $13.3 million for the nine months ended December 31, 2009. Management believes that the free cash flow metric, defined as net cash provided by operating activities ($14.3 million) less capital expenditures ($1.0 million), provides a consistent metric from which the performance of the business may be monitored.
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections, based on information currently available to us, and we assume no obligation to update any forward-looking statements. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. For a discussion of risks, uncertainties, and other factors, that could cause actual outcomes and results to materially differ, please see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and Item 1A, “Risk Factors” in this Form 10-Q.
Recent Accounting Pronouncements
See Note (I) to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
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
Revenue
Net revenue increased $8.5 million, or 23%, for the three months ended December 31, 2009, as compared to the same period in the prior year. Net revenue increased $10.7 million, or 9%, for the nine months ended December 31, 2009, as compared to the same period in the prior fiscal year.
We served 56 clients during the quarter ended December 31, 2009, compared to 57 clients during the same period in the prior fiscal year. Average net revenue per client increased to $0.8 million during the quarter ended December 31, 2009, compared to $0.7 million during the same period in the prior fiscal year. We continue to focus on expanding our current client base as well as increasing current revenue streams by further penetrating existing clients.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 3% of revenue during the quarter ended December 31, 2009, compared to 3% during the same period in the prior fiscal year. For the quarters ended December 31, 2008 and 2009, billed fee revenue and new client revenue mix by the industries that we serve were as follows:

	Billed Fee Revenue		New Client Revenue
	For the Three Months		For the Three Months
	Ended December 31,		Ended December 31,
Industry	2008	2009	2008	2009
Financial Services	33%	29%	17%	35%
Insurance	26%	27%	0%	4%
Healthcare	17%	23%	32%	34%
Enterprise	21%	18%	16%	27%
Public Sector	3%	3%	35%	0%

	100%	100%	100%	100%

We served 74 clients during the nine months ended December 31, 2009, compared to 88 clients during the same period of the prior fiscal year. Average net revenue per client increased to $1.7 million during the nine months ended December 31, 2009, compared to $1.3 million during the same period of the prior fiscal year. As part of our growth effort, we continue to focus on expanding our current client base as well as increasing current revenue streams by further penetrating existing clients.
Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 9% of revenue during the nine months ended December 31, 2009, compared to 14% during the same period of the prior fiscal year. For the nine months ended December 31, 2008 and 2009, billed fee revenue and new client revenue mix by the industries that we serve were as follows:

	Billed Fee Revenue		New Client Revenue
	For the Nine months		For the Nine months
	Ended December 31,		Ended December 31,
Industry	2008	2009	2008	2009
Financial Services	30%	31%	41%	26%
Insurance	24%	26%	6%	29%
Healthcare	19%	21%	15%	36%
Enterprise	24%	18%	31%	6%
Public Sector	3%	4%	7%	3%

	100%	100%	100%	100%

Operating Expenses
Project Personnel Costs
Project personnel costs before reimbursable expenses increased $4.1 million, or 15%, during the quarter ended December 31, 2009, as compared to the same period in the prior fiscal year. This increase was primarily due to increased compensation expense resulting from an increase in project personnel headcount and higher variable compensation expense, partially offset by a decrease in ongoing project personnel stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the Tender Offer in the fourth quarter of the prior fiscal year. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased to 69% during the quarter ended December 31, 2009, compared to 74% in the same period in the prior fiscal year. This decrease was primarily due to increased net revenue and higher chargeability.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
The following table summarizes practice personnel data for the quarters ended December 31, 2008 and 2009:

	For the Three Months
	Ended December 31,
	2008	2009
Practice headcount	473	496
Annualized net revenue per practice professional (in thousands)	$305	$370
Chargeability rate	60%	71%
Annualized voluntary attrition	11%	11%
Total annualized attrition (1)	22%	15%

(1)	Defined as voluntary attrition plus Company-initiated attrition.
Project personnel costs before reimbursable expenses increased $4.4 million, or 5%, during the nine months ended December 31, 2009, as compared to the same period in the prior fiscal year. This increase was primarily due to increased variable compensation expense, partially offset by a decrease in ongoing project personnel stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the Tender Offer in the fourth quarter of the prior fiscal year, and lower payroll and benefits expense due to a decrease in average headcount over the nine month period ended December 31, 2009. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased to 72% during the nine months ended December 31, 2009, compared to 75% in the same period in the prior fiscal year. This decrease was primarily due to increased net revenue and higher chargeability.
Professional Development and Recruiting
Professional development and recruiting expenses increased $0.3 million, or 19%, during the quarter ended December 31, 2009, as compared to the same period in the prior fiscal year. The increase was primarily attributable to increased project personnel hiring and training costs.
Professional development and recruiting expenses decreased $1.6 million, or 28%, during the nine months ended December 31, 2009, as compared to the same period in the prior fiscal year. This decrease was primarily due to a reduction in firmwide training event costs and other firmwide expense management initiatives in the current fiscal year. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and any sourcing fees related to non-campus searches.
Marketing and Sales
Marketing and sales expenses increased $1.1 million, during the quarter ended December 31, 2009, as compared to the same period in the prior fiscal year. The increase was primarily due to our DiamondExchange® event being held during the third quarter of fiscal year 2010, with no similar event held in the third quarter of fiscal year 2009, and increased marketing activity.
Marketing and sales expenses increased $0.2 million, or 11%, during the nine months ended December 31, 2009, as compared to the same period in the prior fiscal year. The increase was primarily due to increased marketing activity during the current fiscal year.
Management and Administrative Support
Management and administrative support expenses did not change significantly and declined as a percentage of net revenue during the three and nine month periods ended December 31, 2009, as compared to the same periods in the prior fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Other Income, Net
Other income, net decreased $0.4 million and $0.7 million during the three and nine months ended December 31, 2009, respectively, as compared to the same periods in the prior fiscal year. These decreases were primarily due to a decrease in interest income resulting from lower interest rate yields in the quarter and nine months ended December 31, 2009, compared to the same periods in the prior fiscal year.
Income Tax Expense
We recorded income tax expense of $2.2 million in the quarter ended December 31, 2009, a 49% effective income tax rate, compared to income tax expense of $2.4 million, a 99% effective income tax rate, in the same period in the prior fiscal year. Excluding the effect of $0.6 million of income tax expense on a non-cash foreign exchange gain and $0.3 million income tax expense related to ongoing income tax audits in the third quarter of fiscal year 2009, the effective tax rate would have been 60% in the year ago period. The resulting decrease in the effective tax rate is due to an increase in the domestic pre-tax income for the three months ended December 31, 2009, relative to the corresponding period in the prior fiscal year partially offset by an increase in international losses. Due to ongoing losses and valuation allowances on the related international deferred tax assets, we currently do not recognize a reported tax benefit on international losses or reported tax expense on international profits. These items caused a significant difference between the effective tax rate and the statutory tax rate.
We recorded income tax expense of $5.1 million, a 51% effective income tax rate, in the nine months ended December 31, 2009, compared to income tax expense of $2.2 million, a 64% effective income tax rate, in the same period in the prior fiscal year. Excluding the effect of the $1.5 million valuation allowance reversal in the first quarter of fiscal year 2009 described below, $0.3 million and $0.6 million of income tax expense on non-cash foreign exchange gains in the second and third quarters of fiscal year 2009, respectively, and $0.3 million income tax expense related to ongoing income tax audits in the third quarter of fiscal year 2009, the effective tax rate would have been 70% for the nine months ended December 31, 2008. The resulting decrease in the effective tax rate is primarily due to an increase in domestic pre-tax income and a decrease in international losses for the nine months ended December 31, 2009, relative to the corresponding period in the prior fiscal year. As a result, international losses represented a smaller percentage of consolidated income. Due to ongoing losses and valuation allowances on the related international deferred tax assets, we currently do not recognize a reported tax benefit on international losses or reported tax expense on international profits. These items caused a significant difference between the effective tax rate and the statutory tax rate.
We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred primarily in fiscal year 2002 and fiscal year 2003. Deferred income taxes decreased $5.2 million during the nine months ended December 31, 2009. The decrease is primarily related to the fiscal year 2009 tender offer, and was caused by stock-based compensation expense income tax deductions taken for book purposes in the prior fiscal year which were not deductible for income tax purposes until the current fiscal year. As the deduction for book purposes exceeded the deduction for income tax purposes, the resulting decrease in deferred income taxes is reflected within the operating section of the condensed consolidated statement of cash flows for the nine months ended December 31, 2009, in “Deferred income taxes” with a corresponding decrease in “Income taxes payable.”
ASC 740, “Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of December 31, 2009, the remaining valuation allowance against deferred tax assets was $6.7 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.
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
As discussed in Note (C) to the condensed consolidated financial statements, we hold shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by us under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, we no longer expect to recover certain of these shares and intend to release such shares as part of the conclusion of a portion of the tax assessments. The net tax indemnification obligation reported on the Condensed Consolidated Balance Sheet is comprised of the current accrual net of the current value of the escrow shares that we expect to recover. The change in the value of the recoverable escrow shares due to fluctuations in the value of our share price is reflected in income from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Liquidity and Capital Resources
The following table describes our liquidity and financial position as of December 31, 2008 and 2009:

	December 31,
	2008	2009
	(in millions)

Working capital (1)	$47.8	$51.0
Cash and cash equivalents (1)	$42.4	$49.8
Stockholders’ equity (1)	$60.8	$63.3
Unutilized bank credit facilities (2)	$17.8	$12.3

(1)
The increase in working capital, cash and cash equivalents, and stockholders’ equity as of December 31, 2009, as compared to December 31, 2008, is primarily related to increased net income and positive operating cash flows during the twelve month period, partially offset by cash used for our share repurchase and dividend programs.

(2)
The decrease in unutilized bank credit facilities as of December 31, 2009, as compared to December 31, 2008, is due to the expiration of the JP Morgan Chase Bank, N.A. credit agreement and the commencement of our Harris N.A. credit agreement on July 31, 2009. Our total borrowing capacity under the Harris N.A. credit agreement is $12.5 million reduced by outstanding letters of credit totaling $0.2 million as of December 31, 2009, compared to a total borrowing capacity under the JP Morgan Chase Bank, N.A. credit agreement of $20.0 million reduced by outstanding letters of credit totaling $2.2 million as of December 31, 2008. We have never borrowed against either line of credit.

Our principal sources of liquidity consist of existing cash and cash equivalents, cash flow from operations, and proceeds received upon the exercise of stock options by our employees. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and Common Stock dividend requirements at least through fiscal year 2011. Over the past several years, these internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program and dividend payments.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
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
On July 31, 2009, the Company entered into a credit agreement with Harris N.A. (“Harris Bank”) to secure a revolving line of credit. Pursuant to the terms of the credit agreement, the Company may borrow up to $12.5 million. The extensions of credit from Harris Bank may be made in the form of loans and letters of credit, and certain other credit and financial accommodations. The Company is required to adhere to certain operating and financial covenants including a minimum net worth of $30.0 million and, when borrowing against the credit facility, a minimum interest coverage ratio of 1.5 to 1. The minimum interest coverage is measured as the ratio of earnings before interest and tax expense to interest expense for the past four fiscal quarters. For the fiscal quarters ending September 30, 2009, and December 31, 2009, calculation of these amounts shall be from April 1, 2009 through the respective balance sheet date.
The annual interest rate under this credit agreement is at the Company’s option, LIBOR plus one hundred and twenty five basis points or a base rate. The base rate is generally defined as the greatest of: a) the prime rate, b) the sum of the Federal Funds rate plus one half of one percent, or c) the one month LIBOR rate plus one hundred basis points. The Company agrees to pay an annual commitment fee to Harris Bank equal to one-quarter of one percent on the unused credit facility from August 1, 2009, through the termination date of the agreement. Pursuant to the terms of the agreement, outstanding letters of credit issued by Harris Bank for the Company cannot exceed $2.5 million and any outstanding obligations under the line of credit are secured by substantially all of the Company’s assets. As of December 31, 2009, the Company had letters of credit outstanding totaling $214 thousand and there have been no cash borrowings against the line of credit since it was established. The Harris Bank credit agreement expires July 31, 2011.
Cash and cash equivalents totaled $49.8 million at December 31, 2009 compared with $46.1 million at March 31, 2009, an increase of $3.7 million.
Cash Flows from Operating Activities
Cash provided by operating activities was $14.3 million for the nine months ended December 31, 2009, primarily resulting from the net income reported for the period, adjusted for depreciation and stock-based compensation expense, and the increase in accrued compensation.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Our billings for the three and nine months ended December 31, 2009, totaled $55.0 million and $153.0 million, respectively, compared to $43.7 million and $134.6 million, respectively, for the three and nine months ended December 31, 2008. The increase in billings is due to an increase in revenue and reimbursable expenses primarily due to increased demand for our services and improving economic conditions. These amounts include value added tax (“VAT”) and billings to clients for reimbursable expenses (which are not included in net revenue). Our gross accounts receivable balance of $16.5 million at December 31, 2009, represented 27 days of billings for the quarter ended December 31, 2009. At December 31, 2008, the gross receivable balance was $14.6 million which represented 30 days of billings for the quarter ended December 31, 2008. The increase in accounts receivable at December 31, 2009, as compared to December 31, 2008, was principally due to increased revenue during the twelve month period. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.
Cash Flows from Investing Activities
Cash used in investing activities was $1.0 million for the nine months ended December 31, 2009, and primarily related to capital expenditures which consisted of leasehold improvements, purchases of computer hardware, and software licenses.
Cash Flows from Financing Activities
Cash used in financing activities was $9.8 million for the nine months ended December 31, 2009, resulting from the payment of common stock cash dividends of $5.7 million, the repurchase of common stock totaling $4.9 million, and the payment of employee withholding taxes from equity transactions of $0.5 million. These were offset by $1.2 million in proceeds from option exercises and the issuance of common stock in connection with the Employee Stock Purchase Plan and $0.1 million of tax benefits for stock-based compensation credited to additional paid-in capital.
Contractual Obligations
On December 25, 2009, we renewed our operating lease for our London office space, which expired on December 24, 2009. Under the terms of the lease renewal, we are contractually obligated to pay a total of approximately $1.7 million in future estimated lease payments for the period January 1, 2010, through December 31, 2014. There have been no other material changes to the “Contractual Obligations” presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in our favor on a portion of the assessments that were being appealed. The remaining assessments under appeal are based on the same merits and we believe that the tax authorities will rule in our favor on those appeals. As a result, we reversed $4.6 million of the indemnification obligation during the fourth quarter of fiscal year 2008. In addition, we also obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling. The remaining $4.1 million classified as restricted cash as of December 31, 2009, secures the remaining bank guarantee. For the assessments that are still under appeal, the maximum potential amount of future payments under the tax indemnification obligation is approximately 2.8 million Euros, assuming the full amount assessed is sustained at the end of the appeals process. We believe that we are adequately reserved for any potential exposure related to this assessment. The current reserve was determined based on advice from our third-party tax advisors and based upon guidance set forth in ASC 460, “Guarantees.” We hold shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable ruling on a portion of the assessments that were appealed, we no longer expect to recover certain of these shares and intend to release the escrow shares related to a portion of the tax indemnification obligation.
Off Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.
Treasury Stock Transactions
The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended December 31, 2009, the Company repurchased approximately 0.2 million shares at an average price of $6.64. As of December 31, 2009, the amount available for repurchase under the Buy-back Program was $22.1 million.
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the quarter ended December 31, 2009. This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
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
Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.
We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for the period. During the quarter ended December 31, 2009, we had one client that individually accounted for 10% or more of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable or group of receivables, we could be subject to significant financial exposure.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended December 31, 2009, the Company repurchased approximately 0.2 million shares at an average price of $6.64. As of December 31, 2009, the amount available for repurchase under the Buy-back Program was $22.1 million.

	Issuer Purchases of Equity Securities
				Maximum Approximate Dollar
		Average Price	Total Number of Shares	Value of Shares
	Total Number of	Paid per	Purchased as Part of	That May be Purchased
Period	Shares Purchased (1)	Share (1)(2)	Publicly Announced Plans	Under the Plan

October 1, 2009 –	245,373	$6.64	245,327	$22,060,589
October 31, 2009

November 1, 2009 –	33,286	$7.50	—	$22,060,589
November 30, 2009

December 1, 2009 –	—	—	—	$22,060,589
December 31, 2009

(1)
In addition to purchases made under the Company’s publicly announced Buy-back Program, included in this column are transactions under the Company’s stock-based compensation plans involving the delivery to the Company of 33,332 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

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
3.1
Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-22125) and incorporated herein by reference).

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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Date: February 4, 2010	By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: February 4, 2010	By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer