Form 10-K
period 2010-03-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2010-06-09
CIK 924940

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

As of September 30, 2009 there were 27,038,844 shares of Common Stock of the Registrant outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of September 30, 2009 was an estimated $158.8 million, computed based upon the closing price of $6.85 per share on September 30, 2009.

As of May 31, 2010, there were 27,247,539 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Annual Report on Form 10-K for the Fiscal Year Ended
March 31, 2010

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

Overview

Diamond Management & Technology Consultants, Inc. is a Delaware corporation formed in 1996 and is the parent of three subsidiaries. Diamond commenced its business in 1994 as a management and technology consulting firm. We help leading organizations worldwide to understand and leverage information, information analytics, and information technology to realize value in their businesses. Recognizing that information and technology increasingly shape market dynamics and corporate performance, Diamond’s small teams of experts work across functional and organizational boundaries to improve growth and profitability. Since the greatest value in a strategy, and its highest risk, resides in its implementation, Diamond also provides proven execution capabilities. Diamond intends to deliver three critical elements to every project: fact-based objectivity, spirited collaboration, and sustainable results.

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

During the fiscal year ended March 31, 2010, we generated net revenue of $177.2 million from clients. At March 31, 2010, we employed 527 consultants and 116 operations employees. Our physical locations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C. For further information regarding net revenue and long lived assets by geographic region, see Note (5) “Geographic Data” of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We had one client that accounted for 12% of revenue for the fiscal year ended March 31, 2008, but no clients that individually accounted for more than 10% of revenue in fiscal years 2009 and 2010.

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

•	Business Design and Performance Improvement — evaluating and creating the needed business design and technology architecture to support a company’s strategies, interface with markets and measure and achieve improvement objectives

•	Information Advantage — building a core competency in advancing information architecture and analytic skills to improve management decision making and economic performance

•	Customer Impact — creating a well designed, integrated market facing experience across 3 key areas critical to driving demand: customers, channels, and products/services

•	Execution — providing a rigorous approach to manage and measure progress and consistently deliver business and technology programs that produce economic results

Diamond’s high-impact teams help clients design and execute their most critical strategies. Senior executives rely on us to help them succeed in the marketplace by using powerful new business designs, advanced decision-making capabilities, deep market and customer insights, and proven delivery skills to create sustainable economic value.

Industries Served

We currently serve clients primarily through five vertical industries: financial services, insurance, healthcare, “enterprise,” and public sector. The Company’s “enterprise” practice serves clients across several industries, including manufacturing, retail, distribution, travel and transportation, telecommunications and consumer packaged goods. We are working to grow healthcare as a percent of revenue because this industry is less cyclical and is expected to increase long-term revenue predictability.

Financial Services Industry.  Our financial services industry practice provides services to capital markets firms, full-service retail and commercial banks, credit card issuers, credit card processors and payment system operators, retail brokerages and asset managers. We help these financial services clients with their most pressing issues, including the need to manage large technology and business transformations, grow revenues by developing information management strategies, improve service, improve productivity and effectiveness, drive industry-leading compliance and risk management initiatives, and assess various leading technologies. Representative clients in the financial services industry have included Goldman Sachs Group Inc. and American Express Company. Financial services clients represented approximately 30%, 30% and 31% of billed fee revenue during fiscal years 2008, 2009 and 2010, respectively.

Insurance Industry.  Our insurance industry practice provides services to life, property and casualty, reinsurance, and brokerage firms. We advise and collaborate with our clients to help them unlock the market value of their business strategies such as: improving the return on marketing and sales investments through customer experience improvement across acquisition, cross-sell and retention areas; exploiting the use of information to create competitive advantage through improved insight and decision making; creating more flexible product and service delivery architectures that increase speed to market and product profitability;

designing targeted solutions to meet the growing retirement populations’ needs; using IT innovation to drive global growth; and improving distribution service platforms. Representative clients in the insurance industry have included Allstate Corporation, The Guardian Life Insurance Company of America and Willis Group Holdings Limited. Insurance clients represented approximately 23%, 24% and 26% of billed fee revenue during fiscal years 2008, 2009 and 2010, respectively.

Healthcare Industry.  Our healthcare industry practice provides services across the healthcare value chain. Our clients include major pharmaceutical, biotech, device, health insurance, provider and disease management companies. We help our healthcare clients address some of their most important business and technology issues in the areas of healthcare reform, consumer directed healthcare strategy and execution, IT optimization and value extraction, integrated business and technology architecture, process and planning and large transformational program management. Representative healthcare clients have included Pfizer Inc., Bayer HealthCare LLC, CIGNA Corporation and Aetna Inc. Healthcare clients represented approximately 21%, 19% and 21% of billed fee revenue during fiscal years 2008, 2009 and 2010, respectively.

Enterprise Industry.  The enterprise practice is a cross-industry practice. Its role is to identify, incubate, and scale new vertical practices. The enterprise practice serves clients across several vertical industries, including consumer packaged goods, manufacturing, retail, distribution, telecommunications, media, and travel and transportation. We help our clients find solutions for complex business and technology problems such as data and information management, customer experience design, e-commerce, sales & operations planning, transformational technology platforms, supply chain processes, and data analytics. We help our clients better understand customer needs across the value chain, increase visibility to their customers, and assist with strategic alternatives to maximize growth and operating income. Representative enterprise practice clients have included United States Gypsum (USG), Kraft, Del Monte, PepsiAmericas, Sprint, Comcast, and First Group. Enterprise practice clients represented approximately 23%, 23% and 18% of billed fee revenue during fiscal years 2008, 2009 and 2010, respectively.

Public Sector Industry.  The public sector industry practice provides services to U.S. local, state, and federal government agencies. Issues facing this sector today include increased scrutiny to demonstrate performance and measurable results for spending, the need to improve operational efficiency, demand for agencies to become more citizen-centric by minimizing complexity and improving responsiveness, broadband policy and homeland security. Representative clients in the public sector have included the U.S. Department of Justice, the Chicago Public Schools and the New York Economic Development Corporation. Public sector clients represented approximately 3%, 4% and 4% of billed fee revenue during fiscal years 2008, 2009 and 2010, respectively.

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

Ability to Quickly Evolve Our Offerings.  The consulting industry is affected by changes in economic, business, and technology cycles, which requires a consulting firm to be agile in order to maintain the relevancy of its services to the market. Our approach to identify and scale new service offerings as well as change our current service offerings enables us to meet client demands. Our people are skilled in three enduring competencies — strategy, information technology, and marketing and operations, as well as the underlying program management skills required to manage and orchestrate change — that are independent of particular economic, business, or technology cycles.

Strong Culture.  The most important asset of a consulting firm is its people. Teams with a strong culture that work well together provide superior results to our clients. We have developed a strong and enduring culture by recruiting primarily from leading graduate and undergraduate universities, promoting from within, and developing an environment of continuous learning and innovation that helps to retain our talented professionals (see “Employees and Culture”). We are committed to the long-term growth and development of each of our professionals.

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

Continue to Diversify Across Industries, Service Lines and Geographic Locations.  We believe that diversifying our business across industries and key geographies will allow the Company to have steady growth through economic, business, and technology cycles. We expect the number of vertical industries we serve, as well as the services we offer and geographic locations in which we work, to change and grow as our expertise and client demands evolve. We expect to add additional service lines to meet the future needs of our clients and the market. We currently serve clients across the globe through offices in North America, the U.K. and India.

Focus on and Expand Relationships with Core Clients.  We develop strong, long-term relationships with our clients that often lead to repeat business and referrals. We achieve this by doing high-impact work and cultivating close relationships with CEOs and senior leadership teams, even after our work is complete. The access, contact, and goodwill generated through our existing client relationships afford us opportunities to provide additional services, often resulting in multiple projects at a single client and referrals to new clients. In the fourth quarter of fiscal year 2010, the average duration of a client relationship reached an all-time high of 37 months. In addition, we continued to work with 18 of our top 20 clients from the year-ago period.

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

Expand the Ratio of Partners to Staff.  Since the Company was founded, we have worked in teams that have typically had a ratio of one partner to six or seven staff consultants. We see an opportunity in the marketplace to increase our leverage within our current model, to one partner to up to twelve staff consultants over time. These additional staff consultants will be junior-level consultants performing more of the execution work on our projects that is currently being performed by either in-house or third-party resources. This is a modest refinement of our current model that is expected to allow us to grow more consistently, provide more value to our clients and allow our people more interesting leadership responsibilities and greater career opportunities.

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

We have a number of programs designed to create awareness of Diamond and its capabilities including: media relations, advertising, speeches, blogs and social media, books, published viewpoints, surveys, and the Company website. These programs are built around specific intellectual capital within our target industries, and are focused on executives within our target clients and prospects. Visit the Diamond website at www.diamondconsultants.com to download recent studies and whitepapers.

We also have a number of programs designed to create relationships with interested executives, while continuing to showcase the Company’s capabilities:

DiamondExchange.  DiamondExchange® programs are designed to deepen and broaden relationships with prospective and existing client executives while engaging in a dialog about strategic business issues. CEOs and other senior executives within our target vertical industries are invited to participate in the Exchange, and to become regular members. DiamondExchange events are designed to build community among our member executives, guest participants, Diamond partners, our Diamond Fellows and other Diamond Network members (see below). The content of the DiamondExchange program showcases the Company’s capabilities, drawing on findings from recent client work and primary and secondary research to help executives understand the strategic risks and opportunities of emerging technologies. A proactive effort is made to ensure that current and former clients continue to participate in the DiamondExchange events, ensuring that the Company keeps them in a value-added relationship.

Diamond Network.  Diamond maintains a network of experts to augment its skills and relationships. Members of the Diamond Network help the firm to enhance its understanding of emerging marketplace developments, provide new client introductions, and enhance the value we provide to our clients. The network has the following components:

•	Diamond Fellows. The Diamond Fellows are a group of recognized business and technology leaders associated with Diamond. Diamond Fellows provide a source of intellectual capital, introduce us to prospective clients, author and contribute to industry publications, serve as faculty to the DiamondExchange program, and participate in client projects. Diamond Fellows are contractually committed to dedicate a certain number of days annually to Diamond to support marketing and client work. Diamond Fellows are compensated with a combination of equity and per diem payments for services provided to us, or to our clients, on our behalf. As of March 31, 2010, we had eleven Diamond Fellows. A biography for each Fellow may be viewed on the Company’s website www.diamondconsultants.com. The names and titles of the Diamond Fellows are listed below:

Dan Ariely, James B. Duke Professor of Behavioral Economics, Duke University

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

Alan Kay, Ph.D., President, Viewpoints Research Institute, Inc; Fellow, HP Labs

Andrew Lippman, Ph.D., Co-founder, MIT Media Lab

Chunka Mui, Chairman, Diamond Fellows and Partner, Cornerloft Partners

David P. Reed, Ph.D., Information Architect and Independent Entrepreneur

Larry Smarr, Ph.D., founding director of the California Institute for Telecommunications and Information Technology and Harry E. Gruber, Professor in the Jacobs School’s Department of Computer Science and Engineering at UCSD

Marvin Zonis, Ph.D., Professor of International Economics, University of Chicago Booth School of Business

•	Independent Advisors — executives who offer strategic industry oversight and guidance to our growth initiatives, intellectual capital development and client relationships. At March 31, 2010, we had relationships with three independent advisors.

•	Industry Advisors — leaders spanning the gamut from industry to academia enhance Diamond’s understanding of emerging marketplace developments in target industry practices and how they will impact clients in addition to providing brand awareness and new client introductions. At March 31, 2010, we had five industry advisors.

•	Client Relationship Executives. Client Relationship Executives, or CREs, provide an alternative business development channel for Diamond. Our CREs consist of retired executives, executives-in-transition, and independent consultants. The program leverages these executives’ senior-level contacts within our targeted vertical industries. The program is also designed to enhance brand awareness of our capabilities among industry sector senior executives. CREs do not directly offer Diamond services, but facilitate introductions to industry buyers of consulting services. Our CREs have non-exclusive contracts with Diamond and are typically paid on a commission basis. At March 31, 2010, we had three CREs.

•	Academic Networks — We have formal relationships with two academic groups that provide seminars and other content and networking opportunities: MIT CISR (Center for Information Systems Research) conducts field-based research on issues related to the management and use of information technology (IT) in complex organizations. This network is applicable across all of our vertical industries, and is focused on technology oriented functions. The second formal network is Duke University’s Center for Behavioral Economics. The Center aims to create a partnership between practitioners and academics to share insights to enable businesses to design products and programs that improve ways that people actually reason and think. In general, behavioral economics in its application is particularly useful for companies that want to change their consumer behavior in domains related to complex decisions such as health, self-health, financial, and day-to-day consumer decision making.

•	Alliances — leading technology and services companies that support Diamond rapidly deliver high-performance business and technology solutions. We currently have non-revenue alliance relationships with four companies: International Business Machines Corporation, Oracle Corporation, Hewlett-Packard Company, and SAS Institute Inc.

Employees and Culture

Employees.  As of March 31, 2010, Diamond had 643 employees. Of these employees, 527 were client-serving professionals and 116 were operations personnel comprising intellectual capital development, marketing, human resources, finance, accounting, legal, internal information systems, and administrative support. The responsibilities of our partners include client relationship development, business development, client management, program management and execution, thought leadership, professional staff development, and mentoring. As of March 31, 2010, we had 58 practice partners.

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

Compensation.  Our compensation programs have been structured to attract and retain highly skilled professionals by offering competitive base salaries coupled with annual cash bonus incentive opportunities. In April 2009, the Company shifted from primarily equity-based variable compensation to performance driven cash bonus awards. We will continue to issue equity to new hires and for major promotions as we believe it is important for our employees to be aligned with our public stockholders.

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

Traditional management and strategy consulting firms that focus on advising managements on organization and corporate strategy. Many of the traditional strategic consulting firms offer services in information technology.

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

Executive Officers of the Registrant

At present, our executive officers are as follows:

Name	Age	Position

Adam J. Gutstein	47	President, Chief Executive Officer and Director
Karl E. Bupp	48	Chief Financial Officer
John J. Sviokla	52	Vice Chairman and Director
Stephen Warrington	48	Vice President and Managing Partner, United Kingdom and India
Thomas E. Weakland	43	Vice President and Managing Partner, Healthcare

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

Stephen Warrington joined Diamond as Vice President and Managing Partner, U.K. in December 2004 and became Vice President and Managing Partner, U.K. and India in March 2008. He has extensive experience in leading management advisory businesses and has worked widely in the U.K. and continental Europe serving top management of major companies. Mr. Warrington’s principal focus is in financial services, covering retail and investment banking, insurance, asset management and credit cards. His functional expertise includes strategy, marketing, operations and broad performance transformation programs. Prior to joining Diamond, Mr. Warrington held senior positions at Unisys from 2003 to 2004, McKinsey and Company from 1990 to 2003 and HSBC from 1984 to 1990.

Thomas E. Weakland joined the firm as a Principal in February 1994 and became Managing Partner of Diamond’s Global Sourcing Practice in 2002 and Managing Partner of the firm’s Healthcare practice in 2005. He has more than 20 years of experience helping organizations develop, manage and extract significant benefits through better aligning their business strategies with their technology capabilities. Mr. Weakland is considered a leading authority on strategic sourcing and has been widely quoted in The Wall Street Journal, Reuters and numerous other publications as well as National Public Radio and BBC Radio. Prior to joining

Diamond, Mr. Weakland served as senior consultant for General Electric Consulting and as a principal at Technology Solutions Company.

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

Our Profitability Will Suffer If We Are Not Able to Maintain Our Pricing and Chargeability and Control Our Costs.

Our profit margin, and therefore our profitability, is largely a function of the rates we are able to recover for our services and the chargeability of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate chargeability rate for our professionals and simultaneously control our costs, we will not be able to sustain our profit margin and our profitability will suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors; and

•	general economic conditions that affect the demand for our services.

Our chargeability rates also are affected by a number of factors, including:

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

Our Inability to Attract and Retain Employees Could Have a Material Adverse Affect on our Business.

The Company’s success depends upon its ability to attract, retain and motivate highly skilled professionals at all levels. Qualified client-serving professionals are in great demand and are likely to remain a limited resource for the foreseeable future. The loss for any reason of a number of the Company’s client-serving professionals or executives or the inability to attract, retain and motivate qualified personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our Revenue Could Be Adversely Affected by the Loss of a Significant Client or the Failure to Collect a Large Account Receivable.

We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of major clients. From year to year, revenue from one or more individual clients may exceed 10% of our revenue. During the fiscal year ended March 31, 2010, we had no clients that individually accounted for over 10% of our net revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project’s scope, we would lose a significant amount of revenue. In addition, if we fail to collect a large account receivable or group of receivables, we could be subject to significant financial exposure.

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

The Absence of Long-Term Contracts With Our Clients Reduces the Predictability of Our Revenue.

Our clients are generally able to reduce or cancel their use of our professional services without penalty and, in some circumstances, with little notice. As a result, we believe that the number of clients or the number and size of our existing projects are not reliable indicators or measures of future revenue. We will need to continuously acquire new clients and/or new projects with existing clients to meet our expenses. When a client defers, modifies or cancels a project, there is no assurance that we will be able to rapidly redeploy our professionals to other projects in order to minimize the non-chargeable time of employees and the resulting adverse impact on operating results. We may not be able to replace cancelled or reduced contracts with new business, or rapidly reduce our expenses to offset cancelled or reduced contracts. As a result, our revenue and profits could decline.

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

The Price for Our Common Stock Has Been Volatile and Unpredictable.

The price of our Common Stock has historically been volatile. Our Common Stock has been listed on the NASDAQ Global Select Market since February 1997. From March 31, 2005 through March 31, 2010, our high and low sales price has ranged from a high of $16.25 to a low of $1.84. The market price of our Common Stock may experience fluctuations in the future for a variety of reasons. These include:

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

Fluctuations in the market prices of technology related companies or those of our clients may continue to occur and disproportionately impact our stock price. In addition, volatility or a significant decline in the price of our Common Stock could diminish or impair our ability to use equity-based awards, which are a component of our overall compensation system.

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

We Must Continue to Build Recognition and Client Acceptance of Our Name.

Diamond has invested significant efforts in building recognition and client acceptance of its name which was changed on August 1, 2006. We believe that market acceptance of the name and “brand” Diamond® is an important aspect of our efforts to retain and attract clients.

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

Our Global Operations Pose Complex Management, Business, Financial and Regulatory Risks, Which We May Not Adequately Address.

We conduct business in multiple countries around the world. During fiscal year 2010, 92% of our revenue was attributable to activities in North America and the remaining 8% was attributable to activities in Europe and Asia, which primarily include the U.K. and India. As a result, we are subject to a number of risks which we may not adequately address, including:

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

Certain of Our Contracts Pose Unique Risks.

We work for various federal, state and local governmental entities and agencies primarily in our “public sector” industry practice. These clients have legal remedies at their disposal that our commercial clients may not have in the event of a dispute with us, such as extensive audit rights and the ability to impose penalties, sanctions and debarment. In addition, in both the public sector practice and in our commercial practice, we sometimes enter into fixed-fee contracts. If we are not successful in properly estimating our costs and timing for completing engagements, unexpected costs or unanticipated delays, whatever the cause, could cause our contracts to be less profitable or unprofitable, which would have an adverse effect on our results of operations.

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

	Sales Price Per
	Share
	High	Low

Fiscal year ended March 31, 2009:
First Quarter	$7.23	$4.40
Second Quarter	6.33	1.84
Third Quarter	4.96	3.20
Fourth Quarter	4.43	1.96
Fiscal year ended March 31, 2010:
First Quarter	$4.71	$2.10
Second Quarter	6.86	4.16
Third Quarter	7.88	5.58
Fourth Quarter	8.24	6.66

Holders

On May 28, 2010, the closing price of Common Stock was $9.93 per share. At such date, we had approximately 6,351 holders of record of Common Stock.

Dividends

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors (“Board”) out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock, if any. There was no Preferred Stock issued or outstanding as of March 31, 2010. On June 1, 2009, the Company announced that its Board of Directors approved a change in the Company’s dividend schedule from annual to quarterly. The Board declared the following quarterly cash dividends during the fiscal year ended March 31, 2010:

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Declaration date	June 1, 2009	August 19, 2009	November 11, 2009	February 16, 2010
Per share dividend	$0.07	$0.07	$0.07	$0.07
Record date	June 10, 2009	September 1, 2009	November 20, 2009	February 26, 2010
Total amount (in thousands)	$1,921	$1,911	$1,892	$1,905
Payment date	June 18, 2009	September 15, 2009	December 4, 2009	March 12, 2010

The Board declared the following annual cash dividend on its Common Stock during the fiscal year ended March 31, 2009:

2009

Declaration date	November 11, 2008
Per share dividend	$0.35
Record date	November 21, 2008
Total amount (in thousands)	$9,032
Payment date	December 5, 2008

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included elsewhere in this Annual Report on Form 10-K.

Shareholder Return Performance Graph

The following graph compares the cumulative five-year total stockholder return on our Common Stock from March 31, 2005 through March 31, 2010, with the cumulative total return on (i) the NASDAQ Composite Index and (ii) the Dow Jones US Business Support Services TSM Index. The comparison assumes the investment of $100 on March 31, 2005, in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Diamond Management & Technology Consultants Inc., The NASDAQ Composite Index
And The Dow Jones US Business Support Services TSM Index

*$100 invested on 3/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

	3/05	3/06	3/07	3/08	3/09	3/10
Diamond Management & Technology Consultants, Inc.	$100.00	$66.46	$74.45	$43.17	$18.62	$60.16
NASDAQ Composite Index	100.00	119.97	134.27	118.46	85.30	142.80
Dow Jones US Business Support Services TSM	100.00	122.60	137.59	121.00	83.07	115.62

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases have been expended. During the quarter ended March 31, 2010, the Company did not repurchase any additional shares. During the fiscal year ended March 31, 2010, the Company repurchased approximately 0.8 million shares at an average price of $6.05. As of March 31, 2010, the amount available for repurchase under the Board authorization was $22.1 million.

	Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Approximate Dollar
	Total Number of	Average Price	Purchased as Part of	Value of Shares That May be
Period	Shares Purchased(1)	Paid per Share(2)	Publicly Announced Plans	Purchased Under the Plan

April 1, 2009 — June 30, 2009	72,100	$3.88	72,100	$26,652,894
July 1, 2009 — September 30, 2009	503,937	$6.06	487,894	$23,688,771
October 1, 2009 — December 31, 2009	278,659	$6.74	245,327	$22,060,589
January 1, 2010 — March 31, 2010	—	—	—	$22,060,589

(1)	In addition to purchases made under the Company’s publicly announced Buy-back Program, included in this column are transactions under the Company’s stock based compensation plans involving the delivery to the Company of 49,375 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

(2)	Average price paid per share of stock repurchased under the Buy-Back Program is execution price, including commissions paid to brokers.

Item 6.	Selected Financial Data

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

	Year Ended March 31,
	2006	2007	2008	2009	2010
	(Amounts in thousands, except per share data)

Statement of Operations Data:
Revenue:
Net revenue	$145,224	$168,699	$182,288	$152,166	$177,245
Reimbursable expenses	18,444	21,574	22,768	22,812	32,699

Total revenue	163,668	190,273	205,056	174,978	209,944

Project personnel expenses:
Project personnel costs before reimbursable expenses	99,111	118,596	125,772	113,703	126,926
Reimbursable expenses	18,444	21,574	22,768	22,812	32,699
Stock-based compensation acceleration — tender offer	—	—	—	14,290	—

Total project personnel expenses	117,555	140,170	148,540	150,805	159,625

Gross margin	46,113	50,103	56,516	24,173	50,319

Other operating expenses:
Professional development and recruiting	6,689	8,838	9,420	6,716	5,580
Marketing and sales	3,522	3,766	4,451	3,103	3,288
Management and administrative support	25,328	27,499	26,947	25,846	25,798
Stock-based compensation acceleration — tender offer	—	—	—	2,402	—
Restructuring charges (recovery)	400	(24)	—	(284)	—

Total other operating expenses	35,939	40,079	40,818	37,783	34,666

Income (loss) from operations	10,174	10,024	15,698	(13,610)	15,653

Interest income, net	2,868	4,238	3,230	784	50
Other income (expense), net	102	(139)	180	(128)	74

Total other income, net	2,970	4,099	3,410	656	124

Income (loss) from continuing operations before income taxes	13,144	14,123	19,108	(12,954)	15,777
Income tax expense (benefit)	11,151	6,908	8,873	(4,156)	3,666

Income (loss) from continuing operations after income taxes	1,993	7,215	10,235	(8,798)	12,111
Discontinued operations:
Gain on disposal of discontinued operations, including income taxes	—	22,932	7,000	—	—
Income (loss) from discontinued operations, net of income taxes	(12,577)	1,254	3,859	400	262

Discontinued operations, net of income taxes	(12,577)	24,186	10,859	400	262

Net income (loss)	$(10,584)	$31,401	$21,094	$(8,398)	$12,373

Basic income (loss) per share of Common Stock(1) :
Income (loss) from continuing operations	0.06	0.23	0.34	(0.34)	0.45
Income (loss) from discontinued operations, net of income taxes	(0.38)	0.76	0.36	0.02	0.01

Net income (loss)	$(0.32)	$0.98	$0.70	$(0.32)	$0.46

Diluted income (loss) per share of Common Stock(1):
Income (loss) from continuing operations	0.06	0.21	0.33	(0.34)	0.44
Income (loss) from discontinued operations, net of income taxes	(0.36)	0.71	0.34	0.02	0.01

Net income (loss)	$(0.31)	$0.92	$0.67	$(0.32)	$0.45

Shares used in computing basic income (loss) per share of Common Stock(1)	32,963	31,951	30,200	26,209	27,139
Shares used in computing diluted income (loss) per share of Common Stock(1)	34,682	34,076	31,492	26,209	27,632
Cash dividends declared per share of Common Stock	$—	$0.30	$0.35	$0.35	$0.28

	March 31,
	2006	2007	2008	2009	2010
	(Amounts in thousands)

Balance Sheet Data:
Cash and cash equivalents	$69,899	$84,125	$53,267	$46,112	$55,834
Restricted cash	5,493	6,095	7,338	4,099	4,104
Working capital	76,091	81,905	55,566	55,072	58,746
Total assets	127,620	120,875	92,395	89,149	106,001
Total stockholders’ equity(2)	$91,888	$95,927	$74,852	$70,040	$69,710

(1)	See Note (11) of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for an explanation of the methods used to compute basic and diluted income (loss) per share data.

(2)	Total stockholders’ equity includes the effect of the repurchase of the Company’s Common Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the fiscal year ended March 31, 2010, we generated net revenue of $177.2 million from 88 clients. At March 31, 2010, we employed 527 consultants and 116 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

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

In the fourth quarter of fiscal year 2009, the Company initiated a tender offer that was completed on March 9, 2009, (“Tender Offer”) which provided employees the opportunity to exchange certain previously granted but unvested Restricted Stock Units (“Eligible RSUs”) for Diamond Common Stock at an exchange ratio of one Eligible RSU for 0.80 shares of Common Stock. The shares are subject to a restriction on sale or transfer, with such restrictions lapsing over a minimum period of approximately six months and up to a maximum period of approximately four years, depending on the level of the employee. As a result of the Tender Offer, Diamond issued 1.2 million shares of Common Stock after withholding approximately 0.5 million shares to pay employee taxes incurred on the value of the stock received in the exchange, and recorded a $16.7 million pre-tax charge for stock-based compensation expense in the fourth quarter of fiscal year 2009 under the income statement caption “Stock-based compensation acceleration — tender offer.” Of the $16.7 million pre-tax charge, $14.3 million was attributed to project personnel costs (“project personnel tender offer expense”), impacting gross margin, with the remaining $2.4 million attributed to other operating expenses (“other operating tender offer expense”). This had a significant impact on the quarterly and annual operating results as discussed below. Refer to Note (13) of the Consolidated Financial Statements for additional detail regarding the Tender Offer.

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

Gross margin increased $19.9 million in the fourth quarter of fiscal year 2010 compared to the fourth quarter of fiscal year 2009. The increase is primarily due to an increase in net revenue of $14.4 million and the $14.3 million project personnel tender offer expense in the fourth quarter of fiscal year 2009 with no similar expense in the fourth quarter of fiscal year 2010, partially offset by an increase in project personnel costs before reimbursable expenses of $8.8 million related to higher project personnel headcount and variable compensation expense.

Gross margin increased to $50.3 million in fiscal year 2010, a $26.1 million increase, compared to $24.2 million for fiscal year 2009. The increase is primarily related to a $25.1 million increase in net revenue and the $14.3 million project personnel tender offer expense in fiscal year 2009 with no similar expense in fiscal year 2010, partially offset by an increase in project personnel costs before reimbursable expenses of $13.2 million. The increase in project personnel costs before reimbursable expenses was primarily related to increased headcount and higher variable compensation expense partially offset by decreased stock based compensation expense. Our practice headcount increased to 527 at March 31, 2010, compared to 465 at March 31, 2009. Our annualized net revenue per practice professional was $367 thousand for fiscal year 2010 compared to $315 thousand for fiscal year 2009.

Our other recurring operating expenses are comprised of expenses associated with the development of our business and the support of our client-serving professionals, such as professional development and recruiting, marketing and sales, management and administrative support, and stock-based compensation expense earned by personnel working in these functional areas. Professional development and recruiting expenses consist primarily of recruiting and training course content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the expenses associated with operations including finance, information technology, human resources, facilities administration and support (including the renting of office space) and legal services.

Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income (loss) from continuing operations before income taxes increased to income of $5.8 million in the fourth quarter of fiscal year 2010, a $22.2 million increase, compared to a loss from continuing operations before income taxes of $16.4 million in the fourth quarter of the prior fiscal year. The increase is primarily due to the $19.9 million increase in gross margin described above and the $2.4 million other operating tender offer expense in the fourth quarter of fiscal year 2009. Income (loss) from continuing operations before income taxes increased to income of $15.8 million in fiscal year 2010, a $28.7 million increase, compared to a loss from continuing operations before income taxes of $13.0 million in fiscal year 2009. The increase is primarily due to the $26.1 million increase in gross margin described above, the $2.4 million other operating tender offer expense in fiscal year 2009, and a $1.1 million decrease in training expense, partially offset by lower interest income in fiscal year 2010.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are aligned with our revenue level. In addition, we regularly monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower chargeability of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our chargeability for the fourth quarter of fiscal year 2010 was 77% which increased from 69% in the fourth quarter of the prior fiscal year. Our chargeability for fiscal year 2010 was 74% compared to 63% for fiscal year 2009.

Free cash flow was $21.1 million for the fiscal year ended March 31, 2010, compared to $13.0 million in fiscal year 2009. Management believes that the free cash flow from continuing operations metric, which is a non-GAAP measure, defined as net cash provided by operating activities ($22.4 million) net of capital expenditures ($1.3 million), provides a consistent metric from which the performance of the business may be monitored.

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

Management makes estimates of the amount of our billed and unbilled accounts receivable that may not be collected from clients. We believe the allowance for doubtful accounts is a critical accounting estimate because it can materially affect our operating results and requires us to make judgments about matters that are uncertain. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers our overall experience with estimating uncollectible amounts. We recognize the effect of changes in our estimates, assumptions and assessments of the factors impacting the collectability of amounts due from customers on an ongoing basis. As of March 31, 2010, our accounts receivable balance was $22.9 million, including unbilled accounts receivable of $7.8 million, and net of an allowance for doubtful accounts of $0.5 million. Unbilled receivables represent revenues and reimbursable expenses earned for services performed that have not been billed. Unbilled receivables are typically billed the following month.

Although we and our clients agree on the scope of projects, expected deliverables and related fees in advance, from time to time we have made revisions to the scope of work and deliverables without making a corresponding adjustment to the fees for the project. We refer to this as “project run-on” as these revisions generally cause a project to extend beyond its targeted completion. We monitor our actual project run-on experience on an ongoing basis and perform monthly reviews of projects in progress against plan. We provide for project run-on costs based on our analysis of historical experience. These provisions, net of actual costs incurred on completed projects, are reflected in deferred revenue. The deferred revenue balance was $1.4 million as of March 31, 2010. The balance was primarily comprised of the estimated gross amount of services to be rendered subsequent to the targeted project completion date as well as prepaid client fees related to consulting services that the Company expects to earn in future periods. While we have been required to make revisions to our clients’ estimated deliverables and to incur additional project costs in some instances, to date there have been no such revisions that have had a material adverse effect on our operating results.

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

We recognize the cost of all share based compensation arrangements in the financial statements based on their fair value. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of expected dividends. Additionally, expected forfeitures are estimated in determining stock-based compensation expense. If actual forfeitures differ from the estimates, the difference is recorded in the period in which it occurs.

Operating Expenses

The largest portion of our operating expenses consists of project personnel costs. Project personnel costs before reimbursable expenses consist of payroll costs, stock-based compensation expense related to project personnel, variable incentive compensation, and related benefits associated with professional staff. Other related expenses include travel, third-party vendor payments and non-billable costs associated with the marketing and delivery of services to our clients. The amount of these project personnel costs can vary substantially from period to period depending largely on revenue. Declines in revenue will often result in reduced chargeability of professional personnel and lower operating margins.

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

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in international jurisdictions. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of March 31, 2010, the valuation allowance against deferred tax assets was $2.7 million attributable to net operating loss carryforwards in certain foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards. The need to maintain a valuation allowance is reviewed on at least a quarterly basis.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note (3) of the Notes to the Consolidated Financial Statements.

Revenue

On a consolidated basis, net revenue increased $25.1 million, or 16%, in fiscal year 2010 compared to fiscal year 2009 primarily due to an increase in our service offerings which contributed to increased demand at our largest clients, an increase in chargeability of our project personnel, and higher realized billing rates, all of which benefitted from the improving economic environment. Net revenue decreased $30.1 million, or 17%, in fiscal year 2009 as compared to fiscal year 2008 primarily due to the weakness in the global economy. We continue to focus on expanding our current client base as well as increasing current revenue streams by further penetrating existing clients.

We served 88 clients during fiscal year 2010, compared to 99 clients during fiscal year 2009 and 109 clients during fiscal year 2008. Average revenue per client increased to $2.0 million during fiscal year 2010 from $1.5 million during fiscal year 2009. Average revenue per client decreased to $1.5 million during fiscal year 2009 from $1.7 million during fiscal year 2008.

Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 8% of revenue during fiscal year 2010, 13% of revenue during fiscal year 2009, and 14% of revenue during the fiscal year 2008. For fiscal years 2008, 2009 and 2010, revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee Revenue			New Client Revenue
Industry	2008	2009	2010	2008	2009	2010

Financial Services	30%	30%	31%	20%	32%	24%
Insurance	23%	24%	26%	12%	7%	39%
Healthcare	21%	19%	21%	19%	23%	23%
Enterprise	23%	23%	18%	46%	30%	8%
Public Sector	3%	4%	4%	3%	8%	6%

	100%	100%	100%	100%	100%	100%

Operating Expenses

Project Personnel Costs

Project personnel costs before reimbursable expenses increased $13.2 million, or 12%, during fiscal year 2010 as compared to fiscal year 2009. The increase in project personnel costs was primarily due to increased headcount and higher variable compensation expense partially offset by decreased project personnel stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the fourth quarter fiscal year 2009 Tender Offer. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased from 75% during fiscal year 2009 to 72% during fiscal year 2010 primarily due to higher chargeability and the resulting 16% increase in net revenue in fiscal year 2010.

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

The following table summarizes practice personnel data for fiscal years 2008, 2009 and 2010:

	2008	2009	2010

Practice headcount	510	465	527
Annualized net revenue per practice professional (in thousands)	$358	$315	$367
Chargeability	62%	63%	74%
Annualized voluntary attrition	16%	12%	11%
Total annualized attrition(1)	22%	25%	20%

(1)	Defined as voluntary attrition plus Company initiated attrition.

Stock-based compensation acceleration — tender offer (project personnel)

The Company completed a Tender Offer on March 9, 2009, which provided employees the opportunity to exchange certain previously granted but unvested Restricted Stock Units (“Eligible RSUs”) for Diamond Common Stock at an exchange ratio of one Eligible RSU for 0.80 shares of Common Stock. In fiscal year 2009, as a result of the Tender Offer, Diamond issued 1.2 million shares after withholding approximately 0.5 million shares to pay employee taxes incurred on the value of the stock received in the exchange, and recorded a $14.3 million charge to project personnel expenses for Stock-based compensation acceleration — tender offer. Refer to Note (13) of the Consolidated Financial Statements for additional detail.

Professional Development and Recruiting

Professional development and recruiting expenses decreased $1.1 million, or 17%, during fiscal year 2010 as compared to fiscal year 2009. The decrease was primarily due to a reduction in firm-wide meetings in fiscal year 2010 and other firm-wide expense management initiatives. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus searches.

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

Marketing and Sales

Marketing and sales expenses did not change significantly during fiscal year 2010 as compared to the prior fiscal year.

Marketing and sales expenses decreased $1.3 million, or 30%, during fiscal year 2009 as compared to fiscal year 2008. The decrease was primarily due to lower marketing expenditures related to our DiamondExchange® events in fiscal year 2009, and costs incurred in fiscal year 2008 for a pilot online advertising campaign to raise brand awareness.

Management and Administrative Support

Overall management and administrative support expenses did not change significantly during fiscal year 2010 as compared to fiscal year 2009 due to offsetting activity. Higher variable compensation expense was offset by decreased stock-based compensation expense resulting from lower overall outstanding equity awards due to the completion of the fourth quarter fiscal year 2009 Tender Offer, as well as a reduction in facilities rental expense, as indicated in Note (9) of the Consolidated Financial Statements. The decrease in rent expense resulted from favorable operating lease extensions for the Chicago office headquarters and the London office effective July 14, 2008 and December 25, 2009, respectively. Management and administrative support expenses include the rent expense associated with our six offices in North America, the U.K. and India.

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

Stock-based compensation acceleration — tender offer (other operating)

The Company completed a Tender Offer on March 9, 2009, which provided employees the opportunity to exchange certain previously granted but unvested Restricted Stock Units (“Eligible RSUs”) for Diamond Common Stock at an exchange ratio of one Eligible RSU for 0.80 shares of Common Stock. In fiscal year 2009, as a result of the Tender Offer, Diamond issued 1.2 million shares after withholding approximately 0.5 million shares to pay employee taxes incurred on the value of the stock received in the exchange, and recorded a $2.4 million charge to other operating expenses for Stock-based compensation acceleration — tender offer. Refer to Note (13) of the Consolidated Financial Statements for additional detail.

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

Other Income, Net

Other income, net decreased $0.5 million, or 81%, during fiscal year 2010 as compared to fiscal year 2009 primarily due to a $0.7 million decrease in interest income caused by lower interest rate yields in fiscal year 2010 as compared to the previous fiscal year, and a $0.3 million cash distribution on an available-for-sale investment received in fiscal year 2009, partially offset by the effect of foreign currency losses on transactions denominated in non-functional currencies in fiscal year 2009.

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

Income Tax Expense

We recorded income tax expense of $3.7 million, a 23% effective income tax rate, in fiscal year 2010. The income tax expense was primarily related to earnings in the U.S. and U.K., partially offset by a $3.4 million valuation allowance reversal related to U.K. deferred tax assets. We recorded an income tax benefit of $4.2 million, a 32% effective income tax rate, in fiscal year 2009. The income tax benefit was primarily related to a $6.2 million tax benefit recorded on the $16.7 million Tender Offer stock-based compensation acceleration expense discussed above, partially offset by income tax expense recorded on continuing operations. We recorded income tax expense of $8.9 million, a 46% effective income tax rate, in fiscal year 2008. The income tax expense recorded in fiscal year 2008 related to income earned in North America. Due to valuation allowances on certain international deferred tax assets, the Company currently does not recognize a reported tax benefit on certain international losses or reported tax expense on certain international profits. These items cause a significant difference between the reported effective tax rate and the statutory tax rate.

We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in international jurisdictions. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of March 31, 2010, the valuation allowance against deferred tax assets was $2.7 million attributable to net operating loss carryforwards in certain foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.

The IRS examination of the Company’s fiscal year 2008 federal income tax returns was completed during fiscal year 2010, as was the fiscal year 2007 examination of the Company’s Indian subsidiary in India. The adjustments from the IRS and India examinations did not have a material impact on the Company’s operations.

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

During fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. The appeals of the remaining assessments were based on the same merits and the Company believed that the tax authorities would rule in favor of the Company on those appeals. As a result, $3.9 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2008. In addition, the Company also obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling.

During the fourth quarter of fiscal year 2010, the Spanish tax authorities ruled in favor of the Company on the assessed penalties related to the remaining tax assessments under appeal and indicated that the remaining underlying tax assessment would receive a favorable ruling on the same merits. As a result, the remaining $0.4 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2010. As of March 31, 2010, $4.1 million of restricted cash, which secures the bank guarantee related to the tax assessment, has been classified as a current asset in the accompanying Consolidated Balance Sheet and is expected to be released in fiscal year 2011.

As discussed in Note (4) to the consolidated financial statements, we hold shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by us under the tax indemnification obligation from the sale transaction. As a result of the recent and remaining expected favorable rulings on the assessments that were appealed, the Company no longer expects to recover these shares and intends to release such shares in fiscal year 2011 as part of the favorable conclusion of the tax assessments. The change in the value of the recoverable escrow shares due to fluctuations in the value of our share price is reflected in income from discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recorded a $0.3 million charge in the fourth quarter of fiscal year 2010 to reflect the expected release of the remaining escrow shares, which was offset by the $0.4 million reversal of the indemnification obligation discussed above.

Liquidity and Capital Resources

The following table describes our liquidity and financial position on March 31, 2009 and 2010:

	March 31,
	2009	2010
	(In millions)

Working capital(1)	$55.1	$58.7
Cash and cash equivalents(1)	46.1	55.8
Restricted cash	4.1	4.1
Stockholders’ equity(1)	70.0	69.7
Unutilized bank credit facilities(2)	$17.8	$12.3

(1)	The change in working capital, cash and cash equivalents, and stockholders’ equity as of March 31, 2010, as compared to March 31, 2009, is primarily related to increased net income and positive operating cash flows during the twelve month period, partially offset by cash used for our share repurchase and dividend programs.

(2)	The decrease in unutilized bank credit facilities as of March 31, 2010, as compared to March 31, 2009, is due to the expiration of the JP Morgan Chase Bank, N.A. credit agreement and the commencement of our Harris N.A. credit agreement on July 31, 2009. Our total borrowing capacity under the Harris N.A. credit agreement is $12.5 million reduced by outstanding letters of credit totaling $0.2 million as of March 31, 2010, compared to a total borrowing capacity under the JP Morgan Chase Bank, N.A. credit agreement of $20.0 million reduced by outstanding letters of credit totaling $2.2 million as of March 31, 2009. We have never borrowed against either line of credit.

Over the past two years, our principal sources of liquidity have consisted of existing cash and cash equivalents, cash flow from operations, and proceeds received upon the exercise of stock options by our employees. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and Common Stock dividend requirements at least through fiscal year 2011. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our dividend payments and our stock repurchase program.

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

On June 1, 2009, the Company announced that its Board of Directors approved a change in the Company’s dividend schedule from annual to quarterly. The Board declared the following quarterly cash dividends during the fiscal year ended March 31, 2010:

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Declaration date	June 1, 2009	August 19, 2009	November 11, 2009	February 16, 2010
Per share dividend	$0.07	$0.07	$0.07	$0.07
Record date	June 10, 2009	September 1, 2009	November 20, 2009	February 26, 2010
Total amount (in thousands)	$1,921	$1,911	$1,892	$1,905
Payment date	June 18, 2009	September 15, 2009	December 4, 2009	March 12, 2010

Our Board declared the following annual cash dividends during the fiscal years ended March 31, 2008, and 2009, respectively:

	2008	2009

Declaration date	November 6, 2007	November 11, 2008
Per share dividend	$0.35	$0.35
Record date	November 20, 2007	November 21, 2008
Total amount (in thousands)	$10,748	$9,032
Payment date	December 6, 2007	December 5, 2008

On July 31, 2009, the Company entered into a credit agreement with Harris N.A. (“Harris Bank”) to secure a revolving line of credit. Pursuant to the terms of the credit agreement, the Company may borrow up to $12.5 million. The extensions of credit from Harris Bank may be made in the form of loans and letters of credit, and certain other credit and financial accommodations. The Company is required to adhere to certain operating and financial covenants including a minimum net worth of $30.0 million and, when borrowing against the credit facility, a minimum interest coverage ratio of 1.5 to 1. The minimum interest coverage is measured as the ratio of earnings before interest and tax expense to interest expense for the past four fiscal quarters. For the fiscal quarters ended September 30, 2009, December 31, 2009, and March 31, 2010, calculation of these amounts shall be from April 1, 2009, through the respective balance sheet date.

The annual interest rate under this credit agreement is at the Company’s option, LIBOR plus one hundred and twenty five basis points or a base rate. The base rate is generally defined as the greatest of: a) the prime rate, b) the sum of the Federal Funds rate plus one half of one percent, or c) the one month LIBOR rate plus one hundred basis points. The Company agrees to pay an annual commitment fee to Harris Bank equal to one-quarter of one percent on the unused credit facility from August 1, 2009, through the termination date of the agreement. Pursuant to the terms of the agreement, outstanding letters of credit issued by Harris Bank for the Company cannot exceed $2.5 million and any outstanding obligations under the line of credit are secured by substantially all of the Company’s assets. As of March 31, 2010, the Company had letters of credit outstanding totaling $0.2 million and there have been no cash borrowings against the line of credit since it was established. The Harris Bank credit agreement expires July 31, 2011.

As of March 31, 2009 and through July 31, 2009, the Company maintained a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (“Chase Bank”) under which the Company could borrow up to $20.0 million. Under the credit agreement, the Company was required to adhere to financial covenants. The Chase Bank credit agreement expired on July 31, 2009. The Company never borrowed cash against this line of credit during the two years it was in effect.

Cash Flows from Operating Activities

During the fiscal year ended March 31, 2010, net cash provided by operating activities was $22.4 million primarily resulting from the net income reported for the period, adjusted for depreciation and stock-based compensation expense, and the increase in accrued compensation partially offset by the increase in accounts receivable and deferred income taxes. The change in deferred tax asset includes the impact of a $6.1 million income tax deduction taken in fiscal year 2010 for financial statement purposes in excess of the deduction for tax purposes. This portion of the change in deferred tax asset is not reflected in the Consolidated Statement of Cash Flows as there was no impact on net income in the current year.

Our billings for the fiscal year ended March 31, 2010 totaled $212.8 million compared to $177.2 million for the fiscal year ended March 31, 2009. The change in billings is due to an increase in consulting services revenue and reimbursable expenses from revenue generating projects. These amounts include value added tax (“VAT”) (which is not included in net revenue) and billings to clients for reimbursable expenses. Our gross accounts receivable balance of $23.4 million at March 31, 2010, represented 35 days of billings for the year ended March 31, 2010. At March 31, 2009, the gross receivable balance was $16.4 million which represented 35 days of billings for the year ended March 31, 2009. The increase in accounts receivable at March 31, 2010, as compared to March 31, 2009, was principally due to the higher revenue. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, it is not indicative of a trend in the business.

Cash Flows from Investing Activities

Cash used in investing activities was $1.3 million for capital expenditures in fiscal year 2010, which primarily consisted of computer hardware and software purchases and capitalized labor costs for the customization of internal use software.

Cash Flows from Financing Activities

Cash used in financing activities was $11.4 million for fiscal year 2010 resulting from Common Stock cash dividend distributions of $7.6 million, the repurchase of Diamond Common Stock totaling $4.9 million, and payment of employee withholding taxes from equity transactions of $0.6 million. These were offset by $1.6 million in proceeds from the issuance of Common Stock in connection with the Employee Stock Purchase Plan and option exercises, and $0.1 million in excess tax benefits from employee stock plans.

In February 2008, we completed a modified “Dutch Auction” tender offer and purchased 2.6 million shares of our Common Stock at a purchase price of $6.24 per share, for a cost of $16.5 million. The purchase price includes costs we recorded for advisory and agent fees related to the tender offer.

Contractual Obligations

At March 31, 2010, we had the following contractual obligations (amounts in thousands):

	Payments Due By Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$1,507	$2,675	$1,993	$—	$6,175
Purchase obligations(1)	2,168	923	47	—	3,138

Total(2)	$3,675	$3,598	$2,040	$—	$9,313

(1)	Purchase obligations represent minimum commitments owed to third parties, including IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties, have been excluded. Amounts presented also exclude accounts payable and accrued expenses at March 31, 2010.

(2)	The table excludes our liability for uncertain tax provisions, which totaled $0.6 million as of March 31, 2010, since we cannot predict with reasonable reliability the timing of cash settlements to the respective tax authorities.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.

Treasury Stock Transactions

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the fiscal year ended March 31, 2010, we repurchased 0.8 million shares at an average price of $6.05, resulting in an aggregate cost of $4.9 million. During the period beginning with the inception of the Buy-back Program in October 1998 through March 31, 2010, the number of shares repurchased under the current and prior authorizations was 23.4 million shares at an aggregate cost of $233.4 million and an average price of $9.97 per share. As of March 31, 2010, the amount available for repurchase under the Buy-back Program was $22.1 million.

The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal year 2005 to issue treasury shares whenever shares are issued under its equity incentive plans. During the fiscal year ended March 31, 2010, the Company issued 0.9 million treasury shares related to RSU vestings, stock option and SAR exercises, ESPP purchases and restricted stock grants.

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

The financial statements of our non-U.S. businesses are typically denominated in the local currency of the foreign subsidiary. As a result, we are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability. However, approximately 90% of our revenues and expenses are denominated in the U.S. Dollar, which reduces the extent of foreign currency risk.

Interest Rate Risk

The Company invests its cash in highly liquid investments with original maturities of three months or less as well as in other short-term debt instruments. The interest rate risk associated with our investing activities at March 31, 2010, is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments in fiscal year 2010 to alter the interest rate characteristics of our investment holdings.

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

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2010, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of March 31, 2010. KPMG LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.:

We have audited Diamond Management & Technology Consultants, Inc.’s (the Company) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Diamond Management & Technology Consultants, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010 based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Management & Technology Consultants, Inc. as of March 31, 2009 and 2010, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2010, and the financial statement schedule as listed in the accompanying index, and our reports dated June 9, 2010 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

/s/ KPMG LLP

Chicago, Illinois
June 9, 2010

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

The Company has adopted a Code of Business Conduct and Ethics applicable to all employees, its Board of Directors and other representatives. The Code of Business Conduct and Ethics is supplemented by a Code of Ethics for Senior Financial Officers setting forth additional requirements applicable only to the Company’s senior officers (together with the Code of Business Conduct and Ethics, the “Code”). The Code is re-affirmed annually by existing employees. A copy of the Code is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information with respect to executive compensation will be set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about the Company’s equity incentive plans as of March 31, 2010:

	Number of				Number of securities
	securities to be				remaining available for
	issued upon		Weighted-average		future issuance under
	exercise of		exercise price of		equity compensation
	outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected in
Plan Category	and rights		and rights		column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	5,506,018	(1)	$8.11	(2)	7,931,178	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	5,506,018				7,931,178

(1)	Includes 1,185,369 shares issuable upon vesting of outstanding Stock Awards, 3,741,940 stock-settled stock appreciation rights (“SARs”), and 578,709 Stock Options.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding Stock Awards which have no exercise price.

(3)	Includes 2,172,355 shares available for future issuance under the Company’s Employee Stock Purchase Plan.

Information with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions is set forth in Note (17) to the Consolidated Financial Statements included herein, and in the Proxy Statement, which information is incorporated herein by reference, or in an amendment to this Form 10-K.

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

Exhibit
No.	Description

3.1	Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-22125) and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.1	Stock Purchase Agreement dated July 19, 2006 by and between DiamondCluster International B.V. and Mercer Management Consulting, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-22125) and incorporated herein by reference).
10.2	Employment Agreement between each of the Executive Officers and the Company (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 (File No. 000-22125) and incorporated herein by reference).
10.3	Partners’ Operating Agreement dated as of April 1, 2009 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 (File No. 000-22125) and incorporated herein by reference).

Exhibit
No.		Description

10.4		2000 Stock Option Plan, as amended December 31, 2008 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-22125) and incorporated herein by reference).
10.5		Form of Notices of Grant and Restricted Stock Unit Agreement under the 2000 Stock Option Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (File No. 000-22125) and incorporated herein by reference).
10.6		Employee Stock Purchase Plan (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No 000-22125) and incorporated herein by reference).
10.7		Summary of Outside Director Board Compensation (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No 000-22125) and incorporated herein by reference).
10	.8*	Credit Agreement between the Company and Harris N.A. dated July 31, 2009.
14	*	Code of Business Conduct and Ethics and Supplemental Code of Ethics for Senior Financial Officers.
21	*	Subsidiaries of the Company.
23	*	Consent of Independent Registered Public Accounting Firm.
24	*	Power of Attorney (included on signature page).
31	.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Management & Technology Consultants, Inc.

By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: June 9, 2010

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

Signature	Title	Date

/s/ Adam J. Gutstein Adam J. Gutstein	President and Chief Executive Officer (Principal Executive Officer); Director	June 9, 2010

/s/ Karl E. Bupp Karl E. Bupp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 9, 2010

/s/ John J. Sviokla John J. Sviokla	Vice Chairman and Director	June 9, 2010

/s/ Edward R. Anderson Edward R. Anderson	Director	June 9, 2010

/s/ Melvyn E. Bergstein Melvyn E. Bergstein	Director and Chairman	June 9, 2010

/s/ Donald R. Caldwell Donald R. Caldwell	Director	June 9, 2010

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director	June 9, 2010

Signature	Title	Date

/s/ Michael H. Moskow Michael H. Moskow	Director	June 9, 2010

/s/ Javier Rubio Javier Rubio	Director	June 9, 2010

/s/ Pauline A. Schneider Pauline A. Schneider	Director	June 9, 2010

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.:

We have audited the accompanying consolidated balance sheets of Diamond Management & Technology Consultants, Inc. and subsidiaries (the Company) as of March 31, 2009 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Management & Technology Consultants, Inc. and subsidiaries as of March 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Diamond Management & Technology Consultants, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
June 9, 2010

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2009 and 2010

	2009	2010
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$46,112	$55,834
Restricted cash	—	4,104
Accounts receivable, net of allowance of $566 and $477 as of March 31, 2009 and 2010, respectively	15,872	22,947
Deferred tax asset — current portion	6,747	6,888
Prepaid expenses	1,323	1,594
Other current assets	1,479	1,472

Total current assets	71,533	92,839
Restricted cash	4,099	—
Computers, equipment, leasehold improvements and software, net	4,280	3,667
Deferred tax asset — long-term portion	7,757	7,911
Other assets	1,480	1,584

Total assets	$89,149	$106,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,595	$5,613
Accrued compensation	4,269	17,741
Deferred revenue	722	1,358
Accrued benefits	2,481	2,355
Income taxes payable — current portion	1,493	2,752
Other accrued liabilities	2,901	4,274

Total current liabilities	16,461	34,093
Deferred rent — long term portion	1,593	1,613
Accrued income tax liabilities — long-term portion	687	585
Net tax indemnification obligation	368	—

Total liabilities	19,109	36,291

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 300,000 and 100,000 shares authorized, 40,087 and 40,082 shares issued as of March 31, 2009 and 2010, respectively	40	40
Additional paid-in capital	622,967	615,467
Accumulated other comprehensive loss	(4,636)	(4,423)
Accumulated deficit	(442,261)	(437,517)

	176,110	173,567
Less Common Stock in treasury, at cost, 12,885 and 12,830 shares held at March 31, 2009 and 2010, respectively	106,070	103,857

Total stockholders’ equity	70,040	69,710

Total liabilities and stockholders’ equity	$89,149	$106,001

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Fiscal Years ended March 31, 2008, 2009 and 2010

	2008	2009	2010
	(In thousands, except per share data)

Revenue:
Net revenue	$182,288	$152,166	$177,245
Reimbursable expenses	22,768	22,812	32,699

Total revenue	205,056	174,978	209,944
Project personnel expenses:
Project personnel costs before reimbursable expenses	125,772	113,703	126,926
Reimbursable expenses	22,768	22,812	32,699
Stock-based compensation acceleration — tender offer	—	14,290	—

Total project personnel expenses	148,540	150,805	159,625

Gross margin	56,516	24,173	50,319

Other operating expenses:
Professional development and recruiting	9,420	6,716	5,580
Marketing and sales	4,451	3,103	3,288
Management and administrative support	26,947	25,846	25,798
Stock-based compensation acceleration — tender offer	—	2,402	—
Restructuring recovery	—	(284)	—

Total other operating expenses	40,818	37,783	34,666

Income (loss) from operations	15,698	(13,610)	15,653

Interest income	3,323	957	121
Interest expense	(93)	(173)	(71)
Other income (expense), net	180	(128)	74

Total other income, net	3,410	656	124
Income (loss) from continuing operations before income taxes	19,108	(12,954)	15,777
Income tax expense (benefit)	8,873	(4,156)	3,666

Income (loss) from continuing operations after income taxes	10,235	(8,798)	12,111
Discontinued operations:
Gain on disposal of discontinued operations, including income tax benefit of $0 for the fiscal years ended March 31, 2008, 2009 and 2010, respectively	7,000	—	—
Income from discontinued operations, including income tax benefit of
$0, $575, and $0 for the fiscal years ended March 31, 2008, 2009 and 2010, respectively	3,859	400	262

Income from discontinued operations, net of income taxes	10,859	400	262
Net income (loss)	21,094	(8,398)	12,373
Foreign currency translation adjustments	27	(1,869)	214
Unrealized loss on investment	(4)	(19)	(1)

Comprehensive income (loss)	$21,117	$(10,286)	$12,586

Basic income (loss) per share of Common Stock:
Income (loss) from continuing operations	$0.34	$(0.34)	$0.45
Income from discontinued operations	0.36	0.02	0.01

Net income (loss)	$0.70	$(0.32)	$0.46

Diluted income (loss) per share of Common Stock:
Income (loss) from continuing operations	$0.33	$(0.34)	$0.44
Income from discontinued operations	0.34	0.02	0.01

Net income (loss)	$0.67	$(0.32)	$0.45

Shares used in computing basic income (loss) per share of Common Stock	30,200	26,209	27,139
Shares used in computing diluted income (loss) per share of Common Stock	31,492	26,209	27,632

Excluding the stock-based compensation expense (“SBC”) associated with the tender offer, the following amounts of SBC are included in each of the respective expense categories reported above:

	2008	2009	2010

Project personnel costs before reimbursable expenses	$15,059	$11,687	$3,411
Professional development and recruiting	124	110	42
Marketing and sales	332	265	413
Management and administrative support	2,841	2,861	1,495

Total SBC	$18,356	$14,923	$5,361

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal years ended March 31, 2008, 2009 and 2010

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Stock	Income (Loss)	Equity
	(In thousands)

Balance at March 31, 2007	$40	$627,599	$(435,177)	$(93,764)	$(2,771)	$95,927
Issuance, forfeiture and cancellation of stock	1	—	—	—	—	1
Stock-based compensation	—	18,356	—	—	—	18,356
Exercise of stock options	—	2,132	—	—	—	2,132
Shares withheld for taxes	—	(3,436)	—	—	—	(3,436)
Issuance of treasury stock under equity incentive plans	(1)	(24,243)	—	24,243	—	(1)
Income tax expense related to stock-based compensation, net of adjustments	—	281	—	—	—	281
Purchase of treasury stock	—	—	—	(50,937)	—	(50,937)
Employee stock purchase plan	—	2,160	—	—	—	2,160
Unrealized loss on investment	—	—	—	—	(4)	(4)
Translation adjustment	—	—	—	—	27	27
Dividend paid on Common Stock, $0.35 per share	—	—	(10,748)	—	—	(10,748)
Net income	—	—	21,094	—	—	21,094

Balance at March 31, 2008	$40	$622,849	$(424,831)	$(120,458)	$(2,748)	$74,852
Stock-based compensation	—	31,615	—	—	—	31,615
Exercise of stock options	—	18	—	—	—	18
Shares withheld for taxes	—	(2,675)	—	—	—	(2,675)
Issuance of treasury stock under equity incentive plans	—	(27,533)	—	27,533	—	—
Income tax expense related to stock-based compensation, net of adjustments	—	(3,341)	—	—	—	(3,341)
Purchase of treasury stock	—	—	—	(13,145)	—	(13,145)
Employee stock purchase plan	—	2,034	—	—	—	2,034
Unrealized loss on investment	—	—	—	—	(19)	(19)
Translation adjustment	—	—	—	—	(1,869)	(1,869)
Dividend paid on Common Stock, $0.35 per share	—	—	(9,032)	—	—	(9,032)
Net loss	—	—	(8,398)	—	—	(8,398)

Balance at March 31, 2009	$40	$622,967	$(442,261)	$(106,070)	$(4,636)	$70,040
Stock-based compensation	—	5,361	—	—	—	5,361
Exercise of stock options	—	217	—	—	—	217
Shares withheld for taxes	—	(806)	—	—	—	(806)
Issuance of treasury stock under equity incentive plans	—	(7,085)	—	7,085	—	—
Income tax expense related to stock-based compensation, net of adjustments	—	(6,555)	—	—	—	(6,555)
Purchase of treasury stock	—	—	—	(4,872)	—	(4,872)
Employee stock purchase plan	—	1,368	—	—	—	1,368
Unrealized loss on investment	—	—	—	—	(1)	(1)
Translation adjustment	—	—	—	—	214	214
Dividend paid on Common Stock, $0.07 per share per quarter	—	—	(7,629)	—	—	(7,629)
Net income	—	—	12,373	—	—	12,373

Balance at March 31, 2010	$40	$615,467	$(437,517)	$(103,857)	$(4,423)	$69,710

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
Fiscal Years ended March 31, 2008, 2009 and 2010

	2008	2009	2010
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$21,094	$(8,398)	$12,373
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Restructuring recovery	—	(284)	—
Depreciation and amortization	1,550	1,801	1,639
Stock-based compensation	18,356	31,615	5,361
Gain on sale of discontinued operations	(7,000)	—	—
Deferred income taxes	(254)	(5,783)	(6,385)
Excess tax benefits from employee stock plans	(1,220)	(307)	(123)
Changes in assets and liabilities:
Accounts receivable	1,742	(3,332)	(6,978)
Prepaid expenses and other	89	216	(103)
Accounts payable	693	1,730	1,300
Accrued compensation	(3,261)	(344)	13,526
Restructuring accrual	(221)	(55)	—
Deferred revenue	(339)	(369)	655
Income taxes payable	(429)	(2,244)	706
Other assets and liabilities	(4,799)	354	433

Net cash provided by operating activities	26,001	14,600	22,404

Cash flows from investing activities:
Decrease (increase) in restricted cash	(132)	3,082	(5)
Distribution from available-for-sale investments	—	289	—
Net proceeds from sale of discontinued operations	7,000	—	—
Capital expenditures, net	(3,066)	(1,642)	(1,272)
Other assets	44	—	—

Net cash provided by (used in) investing activities	3,846	1,729	(1,277)

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	4,292	2,052	1,585
Payment of employee withholding taxes from equity transactions	(3,436)	(2,675)	(647)
Common stock cash dividends	(10,748)	(9,032)	(7,629)
Excess tax benefits from employee stock plans	1,220	307	123
Purchase of treasury stock	(52,110)	(13,145)	(4,872)

Net cash used in financing activities	(60,782)	(22,493)	(11,440)

Effect of exchange rate changes on cash	77	(991)	35

Net increase (decrease) in cash and cash equivalents	(30,858)	(7,155)	9,722
Cash and cash equivalents at beginning of year	84,125	53,267	46,112

Cash and cash equivalents at end of year	$53,267	$46,112	$55,834

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$9	$110	$81
Cash paid during the year for income taxes	$9,530	$3,323	$9,153

(1)	The Consolidated Statements of Cash Flows is prepared on a combined basis and the reported results include both continuing and discontinued operations for the fiscal years ended March 31, 2008, 2009 and 2010.

See accompanying notes to consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of the Business and Basis of Presentation

Diamond Management & Technology Consultants, Inc., including as the context requires, its wholly-owned subsidiaries (the “Company,” “Diamond”), is a management and technology consulting firm. Diamond helps leading organizations worldwide to understand and leverage technology to realize value in their businesses. Recognizing that information and technology shape market dynamics, Diamond’s small teams of experts work across functional and organizational boundaries to improve growth and profitability. Since the greatest value in a strategy, and its highest risk, resides in its implementation, Diamond also provides proven execution capabilities. Diamond delivers three critical elements to every project: fact-based objectivity, spirited collaboration, and sustainable results.

In March 2006, the Company’s Board of Directors (“Board”) approved a strategy to focus the Company on its markets in North America, the United Kingdom (“U.K.”) and India and committed to sell a portion of its international operations. On July 31, 2006, under the terms of a stock sale agreement, the Company sold a portion of its international operations which included consulting operations in France, Germany, Spain, Brazil, and the United Arab Emirates, agreement and as a result these are reported as “discontinued operations” in the financial statements and related notes. North America, the U.K. and India are considered “continuing operations.” The Consolidated Statement of Cash Flows is prepared on a combined basis (continuing operations plus discontinued operations) for all periods presented. All analytical and statistical references refer to data from continuing operations only unless otherwise stated.

During the fiscal year ended March 31, 2010, the Company generated net revenue of $177.2 million from 88 clients. At March 31, 2010, the Company employed 527 consultants and 116 operations employees. The Company’s operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Cash inflows and outflows of $6.1 million were reclassified from deferred tax assets and income taxes payable, respectively, within the Consolidated Statement of Cash Flows for the year ended March 31, 2010. The reclassification had no impact on net cash provided by operating activities.

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

Foreign currency transaction gains (losses), net are included in Other income (expense), net, and totaled $168 thousand, ($424 thousand) and $80 thousand for fiscal years 2008, 2009 and 2010, respectively.

Revenue Recognition

The Company earns revenue from a range of consulting services, including helping organizations worldwide to develop and implement growth strategies, improve operations, and capitalize on technology. Total revenues are comprised of professional fees for services rendered to clients plus reimbursement of

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

out-of-pocket expenses, and exclude applicable taxes. The Company bills clients for services and expenses incurred either monthly or semi-monthly in accordance with the terms of the client engagement agreement. Prior to the commencement of a client engagement, the Company and the client agree on fees for services based upon the scope of the project, staffing requirements and the level of client involvement. Revenue is recognized over the term of the client engagement based on the proportion of services performed by each member of the engagement team during the period relative to the estimated total effort required to perform the project. Unbilled receivables represent revenues earned for services performed or reimbursable expenses incurred that have not been billed as of the balance sheet date.

Allowance for Doubtful Accounts and Deferred Revenue

Management makes estimates of the amount of billed and unbilled accounts receivable that may not be collected from clients. In making these estimates, management specifically analyzes individual client balances, the composition of the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends, and considers the Company’s overall experience with estimating uncollectible amounts. As of March 31, 2010, the accounts receivable balance was $22.9 million, including unbilled accounts receivable of $7.8 million, and net of allowance for doubtful accounts of $0.5 million. Unbilled accounts receivable are typically billed the following month.

Provisions are also made for estimated costs to be incurred subsequent to targeted project completion. These provisions are estimated based principally on historical experience and a review of projects in progress and are reflected, net of actual costs incurred on completed projects, in deferred revenue. Although from time to time the Company has been required to make revisions to clients’ estimated deliverables, to date there have been no such revisions that have had a material effect on the Company’s operating results. The deferred revenue balance was $1.4 million as of March 31, 2010. The balance was primarily comprised of the estimated gross amount of services to be rendered subsequent to the targeted completion date as well as prepaid client fees related to consulting services that the Company expects to earn in future periods.

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

The Company recognizes the cost of all share based compensation arrangements in the financial statements based on their fair value. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of expected dividends. Additionally, expected forfeitures are estimated in determining stock-based compensation expense. If actual forfeitures differ from the estimates, the difference is recorded in the period in which it occurs.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist of money market funds and short term time deposits.

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

Costs Incurred to Develop Software for Internal Use

The Company capitalizes certain internal and external costs incurred to develop software for internal use, which are comprised of employee salaries and third-party consulting fees incurred during the application development stage of the project, to develop and implement the internal-use software. Such capitalized costs are amortized over the five year estimated life of the software using the straight-line method once the software is placed into service.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments and cumulative unrealized gains and losses on available-for-sale securities, net of the related tax effect. As of March 31, 2009 and 2010, the accumulated balances of unrealized gains and losses on available-for-sale securities were not significant.

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of market or credit risk consist principally of cash equivalent instruments, and accounts receivable. The Company places its cash equivalent balances with reputable financial institutions and invests in instruments issued by highly rated institutions. Cash equivalents are stated at cost, which approximates fair value, and investments are carried at fair value. The fair values of the Company’s financial instruments approximates their carrying value.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company had one client that accounted for 12% of revenue, for the fiscal year ended March 31, 2008, but no clients that individually accounted for more than 10% of revenue in fiscal years 2009 and 2010. The Company had one client with an outstanding balance that represented 19% of accounts receivable as of March 31, 2009, and two clients with an outstanding balance that represented 10% and 12% of accounts receivable as of March 31, 2010.

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

The Company establishes liabilities or reduces assets for uncertain tax positions when the Company does not believe that it is more likely than not that certain tax positions may be capable of being sustained upon

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record a liability for the difference between the benefit recognized within the financial statements and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Taxes Remitted to Government Authorities

The Company collects various value added taxes on consulting services, which are accounted for on a net basis. Neither the taxes collected from customers nor the tax payments to the respective Governmental Authorities are presented in the Net Revenue line item within the Consolidated Statement of Operations.

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

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” (codified in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”) which deferred the implementation of SFAS No. 157 “Fair Value Measurements,” (codified in ASC 820, “Fair Value Measurements”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of FSP No. 157-2 did not have an impact on the Company’s financial condition or results of operations.

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

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” (codified in ASC 855, “Subsequent Events”) which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. The adoption of SFAS No. 165 did not have an impact on the Company’s financial condition or results of operations.

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

Effective January 1, 2010, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Requirements” (“ASU 2010-09”). ASU 2010-09, amends ASC 855 “Subsequent Events,” such that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of ASU 2010-09 did not have an impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures about recurring or nonrecurring fair value measurements and provides clarification over certain existing fair value measurement disclosure requirements. On April 1, 2010, the Company will adopt the provisions of FASB ASU 2010-06 and does not expect the adoption to have an impact on the Company’s financial condition or results of operations.

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

During the fourth quarter of fiscal year 2008, the Spanish tax authorities ruled in favor of the Company on a portion of the assessments that were being appealed. The remaining assessments under appeal were based on the same merits and the Company believed that the tax authorities would rule in favor of the Company on those appeals. As a result, $3.9 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2008. In addition, the Company also obtained a release in June 2008 of $3.1 million of the restricted cash related to the portion of the assessments that had received a favorable ruling.

During the fourth quarter of fiscal year 2010, the Spanish tax authorities ruled in favor of the Company on the assessed penalties related to the remaining tax assessments under appeal and indicated that the remaining underlying tax assessment would receive a favorable ruling on the same merits. As a result, the remaining $0.4 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2010. As of March 31, 2010, $4.1 million of restricted cash, which secures the bank guarantee related to the tax assessment, has been classified as a current asset in the accompanying Consolidated Balance Sheet and is expected to be released in fiscal year 2011.

The Company holds shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the recent and remaining expected favorable rulings on the assessments that were appealed, the Company no longer expects to recover these shares and intends to release such shares in fiscal year 2011 as part of the favorable conclusion of the tax assessments. The Company recorded a $0.3 million charge in the fourth quarter of fiscal year 2010 to reflect the expected release of the remaining escrow shares, which was offset by the $0.4 million reversal of the indemnification obligation discussed above.

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

Data for the geographic regions in which the Company operates is presented below for the periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the Consolidated Balance Sheets (in thousands):

	2008	2009	2010

Net revenue:
North America	$166,497	$135,546	$159,944
United Kingdom and India	15,791	16,620	17,301

Total net revenue	$182,288	$152,166	$177,245

Long-lived assets (as of March 31):
North America	$5,264	$5,176	$4,741
United Kingdom and India	863	584	615

Total long-lived assets	$6,127	$5,760	$5,356

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had one client that accounted for 12% of revenue for the fiscal year ended March 31, 2008, and no clients that individually accounted for more than 10% of revenue in fiscal years 2009 and 2010.

(6)	Restricted Cash

The Company initially deposited $5.5 million in a U.S. Dollar denominated bank account during the fourth quarter of fiscal year 2006 to support the 4.3 million Euros bank guarantee described in Note (4) above. Based upon the terms of the restrictions on the use of the pledged cash, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets. As a result of a favorable ruling received in the fourth quarter of fiscal year 2010, the restricted cash is expected to be released during fiscal year 2011 and has therefore been reclassified from non-current to current assets as of March 31, 2010. The terms of the bank guarantee require that it be renewed annually until the appealed tax inspection is concluded (see further discussion of the tax inspection in Note (4) above). Restricted cash totaled $4.1 million at March 31, 2009, and 2010.

(7)	Computers, Equipment, Leasehold Improvements and Software, Net

Computers, equipment, leasehold improvements and software, net at March 31, 2009 and 2010 are summarized as follows (amounts in thousands):

	2009	2010

Computers and equipment	$5,628	$5,783
Leasehold improvements	5,239	5,303
Software	8,347	7,769

	19,214	18,855
Less accumulated depreciation and amortization	(14,934)	(15,188)

	$4,280	$3,667

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Other Accrued Liabilities

Other accrued liabilities at March 31, 2009 and 2010 are summarized as follows (amounts in thousands):

	2009	2010

Accrued employee expenses	$1,140	$1,473
Other accrued liabilities	1,761	2,801

Total	$2,901	$4,274

(9)	Commitments, Guarantees and Contingencies

Lease Commitments

The Company leases office space and equipment under various non-cancelable operating leases. The Company’s London office operating lease was scheduled to expire in December 2009. The Company renewed its London office operating lease in December 2009, which contractually requires a total of $1.5 million in future estimated lease payments for the period April 1, 2010, through December 31, 2014.

As of March 31, 2010, the minimum future lease payments under operating leases with non-cancelable terms in excess of one year are as follows (amounts in thousands):

Fiscal Year Ending March 31,

2011	$1,507
2012	1,285
2013	1,390
2014	1,441
2015	552
Thereafter	—

Total	$6,175

Rent expense under operating leases amounted to $2.9 million, $2.3 million and $1.8 million for the years ended March 31, 2008, 2009 and 2010, respectively.

The Company is party to standby letters of credit that secure the Company’s office leases. These standby letters of credit totaled $0.2 million as of March 31, 2010.

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

On July 31, 2009, the Company entered into a credit agreement with Harris N.A. (“Harris Bank”) to secure a revolving line of credit. Pursuant to the terms of the credit agreement, the Company may borrow up to $12.5 million. The extensions of credit from Harris Bank may be made in the form of loans and letters of credit, and certain other credit and financial accommodations. The Company is required to adhere to certain operating and financial covenants including a minimum net worth of $30.0 million and, when borrowing against the credit facility, a minimum interest coverage ratio of 1.5 to 1. The minimum interest coverage is measured as the ratio of earnings before interest and tax expense to interest expense for the past four fiscal quarters. For the fiscal quarters ended September 30, 2009, December 31, 2009, and March 31, 2010, calculation of these amounts shall be from April 1, 2009, through the respective balance sheet date.

The annual interest rate under this credit agreement is at the Company’s option, LIBOR plus one hundred and twenty five basis points or a base rate. The base rate is generally defined as the greatest of: a) the prime rate, b) the sum of the Federal Funds rate plus one half of one percent, or c) the one month LIBOR rate plus one hundred basis points. The Company agrees to pay an annual commitment fee to Harris Bank equal to one-quarter of one percent on the unused credit facility from August 1, 2009, through the termination date of the agreement. Pursuant to the terms of the agreement, outstanding letters of credit issued by Harris Bank for the Company cannot exceed $2.5 million and any outstanding obligations under the line of credit are secured by substantially all of the Company’s assets. As of March 31, 2010, the Company had letters of credit outstanding totaling $0.2 million and there have been no cash borrowings against the line of credit since it was established. The Harris Bank credit agreement expires July 31, 2011.

As of March 31, 2009 and through July 31, 2009, the Company maintained a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (“Chase Bank”) under which the Company could borrow up to $20.0 million. Under the credit agreement, the Company was required to adhere to financial covenants. The Chase Bank credit agreement expired on July 31, 2009. The Company never borrowed cash against this line of credit during the two years it was in effect.

(11)	Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and SARs and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares (in thousands) used in computing basic and diluted net income (loss) per share for the fiscal years ended March 31, 2008, 2009 and 2010:

	Fiscal Year Ended March 31,
	2008	2009	2010

Shares used in computing basic income (loss) per share	30,200	26,209	27,139
Dilutive effect of stock options, SARs, and restricted stock/units	1,292	—	493

Shares used in computing diluted income (loss) per share	31,492	26,209	27,632

Antidilutive securities not included in dilutive net income (loss) per share calculation	2,448	6,436	4,866
Potentially dilutive shares not included due to loss for fiscal year	—	1,183	—

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Stockholders’ Equity

Dividend Distribution

On June 1, 2009, the Company announced that its Board of Directors approved a change in the Company’s dividend schedule from annual to quarterly. The Board declared the following quarterly cash dividends during the fiscal year ended March 31, 2010:

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Declaration date	June 1, 2009	August 19, 2009	November 11, 2009	February 16, 2010
Per share dividend	$0.07	$0.07	$0.07	$0.07
Record date	June 10, 2009	September 1, 2009	November 20, 2009	February 26, 2010
Total amount (in thousands)	$1,921	$1,911	$1,892	$1,905
Payment date	June 18, 2009	September 15, 2009	December 4, 2009	March 12, 2010

The Company’s Board declared the following annual cash dividends during the fiscal years ended March 31, 2008 and 2009, respectively:

	2008	2009

Declaration date	November 6, 2007	November 11, 2008
Per share dividend	$0.35	$0.35
Record date	November 20, 2007	November 21, 2008
Total amount (in thousands)	$10,748	$9,032
Payment date	December 6, 2007	December 5, 2008

Stock Repurchases

In February 2008, the Company completed a modified “Dutch Auction” tender offer and purchased 2.6 million shares of the Company’s Common Stock at a purchase price of $6.24 per share, for a cost of $16.5 million. The purchase price includes costs the Company recorded for advisory and agent fees related to the tender offer.

The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million, and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the period beginning with the inception of the Buy-back Program in October 1998 and through March 31, 2010, the number of shares repurchased under the current and prior authorizations was 23.4 million shares at an aggregate cost of $233.4 million, or an average price of $9.97 per share. Following is a summary

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the repurchase activity since inception of the Buy-back Program (amounts in thousands except average price data):

	Repurchases of Common Stock
Fiscal Year Ended March 31,	Shares	Amount	Average Price

2010	805	$4,872	$6.05
2009	2,664	$13,145	$4.93
2008	6,296	$50,937	$8.09
2007	3,341	$37,465	$11.21
Inception to 2006	10,307	$127,021	$12.32

Total	23,413	$233,440	$9.97

In an effort to reduce the treasury share balance, the Company began issuing treasury shares under its equity incentive plans in the fourth quarter of fiscal year 2005. Through March 31, 2010, the Company has issued 10.6 million treasury shares.

Following is a summary of common and treasury stock activity for the fiscal years ended March 31, 2008, 2009 and 2010 (in thousands of shares):

	Common Stock
		Held in
	Issued	Treasury	Net

Balance at March 31, 2007	40,023	(8,325)	31,698
Issued:
Equity incentive plans	647	1,685
Treasury Stock:
Repurchases	—	(6,296)
Shares withheld under equity incentive plans	—	(646)
Retirement	(646)	646

Balance at March 31, 2008	40,024	(12,936)	27,088
Issued:
Equity incentive plans	963	2,715
Treasury Stock:
Repurchases	—	(2,664)
Shares withheld under equity incentive plans	—	(900)
Retirement	(900)	900

Balance at March 31, 2009	40,087	(12,885)	27,202
Issued:
Equity incentive plans	126	861
Treasury Stock:
Repurchases	—	(805)
Shares withheld under equity incentive plans	—	(131)
Retirement	(131)	131

Balance at March 31, 2010	40,082	(12,830)	27,252

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Stock Plans

Share-Based Plans

The Company issues stock-based awards under the 2000 Stock Option Plan (“2000 Plan” or “Equity Incentive Plan”), which is shareholder approved. Under the 2000 Plan, 8.5 million shares were authorized for grant, and at March 31, 2010, approximately 5.8 million shares were available for future grant. Awards that expire or are cancelled without delivery of shares become available for issuance under the Equity Incentive Plans.

Net income (loss) for fiscal years 2008, 2009 and 2010 includes $18.4 million, $31.6 million (including $16.7 million related to the Tender Offer), and $5.4 million respectively, of compensation costs related to our stock-based compensation arrangements, with income tax benefits recognized in fiscal years 2008, 2009, and 2010 of $6.7 million, $11.4 million and $2.8 million, respectively. As of March 31, 2010, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of share-based compensation arrangements was approximately $8.7 million and is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The Offer as described herein qualified as a modification under ASC 718, “Compensation-Stock Compensation” since the shares issued in the Offer were fully vested. The modification resulted in the expensing of the previously unrecognized compensation expense attributable to the tendered RSUs that were exchanged for issued common shares on the date of the Offer’s expiration. The Company recorded additional stock-based compensation expense of $16.7 million related to the Offer as well as an income tax benefit of $6.2 million in fiscal year 2009.

Restricted Stock and Restricted Stock Units (Stock Awards)

The Equity Incentive Plan authorizes the granting of Stock Awards (Restricted Stock and Restricted Stock Units (“RSUs”) to officers, employees, and certain individuals who are not employees of the Company. These Stock Awards are granted at no cost to the individual. They are subject to vesting terms at which point Common Stock is issued if the individual holds an RSU or the restrictions on sale of the Common Stock lapse if the individual holds restricted stock. Stock Awards generally vest over five years for partners and four years for other employees. The Company allocates the cost of Stock Awards on a straight-line basis over the vesting period. Stock Awards granted with a performance acceleration clause are expensed over the vesting term of each separately vesting portion (“Accelerated Expense Recognition Method”).

During fiscal year 2010, the Company issued 0.8 million Stock Awards principally as part of the fiscal year 2009/2010 performance review process.

During fiscal year 2009, the Company issued 1.5 million Stock Awards principally as part of the fiscal year 2008 performance review process.

During fiscal year 2008, the Company issued 2.2 million Stock Awards principally as part of the fiscal year 2007 performance review process.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of the Company’s non-vested Stock Awards:

	Non-Vested	Weighted-
	Stock	Average
	Awards	Grant-Date
	(In thousands)	Fair Value

Non-vested at March 31, 2007	3,628	$10.01
Granted	2,170	9.95
Vested	(1,348)	10.08
Forfeited	(704)	10.15

Non-vested at March 31, 2008	3,746	$9.92
Granted	1,485	5.31
Vested in tender offer	(1,727)	8.91
Vested	(1,311)	9.59
Forfeited in tender offer	(431)	8.91
Forfeited	(706)	9.36

Non-vested at March 31, 2009	1,056	$7.49
Granted	813	5.86
Vested	(500)	7.68
Forfeited	(85)	7.51

Non-vested at March 31, 2010	1,284	$6.38

The total fair value of Stock Awards vested during fiscal years 2008, 2009 and 2010 was $12.4 million, $9.7 million and $3.1 million, respectively. For non-vested Stock Awards at March 31, 2010, the aggregate intrinsic value was $10.1 million and the weighted-average remaining contractual term was 3.5 years.

Stock Options and SARs

The Equity Incentive Plans authorize the granting of qualified and non-qualified stock options and stock appreciation rights (“SARs”) to officers and employees and non-qualified stock options and SARs to certain persons who were not employees on the date of grant, including certain non-employee members of the Board of Directors. All such options are for shares of Common Stock. The Equity Incentive Plans provide that the exercise price of the stock options will be determined based on the average of the closing price of a share of Common Stock on the NASDAQ Global Select Market System for the ten trading days immediately preceding the date of grant. Options/SARs granted under the 2000 Stock Option Plan can have an exercise price that is below the fair market value on the date of grant, of which there are none to date. SARs entitle grantees to receive Common Stock with a value equal to the increase in the fair market value of the Common Stock from the date of grant to the date of exercise. Options/SARs granted to partners generally vest over five years and expire six months after the last vest date. Options/SARs granted to other employees generally vest over four years and expire six months after the last vest date. SARs and options granted to Board members vest quarterly over one year and expire five years after the last vest date. Options and SARs with graded vesting expensed under ASC 718 “Compensation-Stock Compensation” are expensed using the Accelerated Expense Recognition Method. Options and SARs granted since the adoption of SFAS No. 123R (April 1, 2005) codified in ASC 718 “Compensation-Stock Compensation” are expensed on a straight-line basis over the vesting term, except those with a performance acceleration clause, which follow the Accelerated Expense Recognition Method.

During fiscal year 2010, the Company granted 0.2 million options and no SARs.

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

	2008	2009	2010

Expected volatility	n/a	50% - 51%	54%
Weighted-average volatility	n/a	50%	54%
Expected dividend yield	n/a	5.6% - 5.9%	4.1%
Average expected life (in years)	n/a	3.58	4.96
Risk-free interest rate	n/a	2.26% - 2.9%	2.16%
Weighted-average grant date fair value of options/SARs granted	n/a	$1.59	$2.41

The following table summarizes the option/SAR activity under the Equity Incentive Plans as of March 31, 2010 and changes during the fiscal years:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option/SARs	Exercise Price	Contractual	Value
Options/SARs	(000)	Per Share	Term	($000)

Outstanding at March 31, 2007	4,818	$11.37	2.37	$9,674
Granted	—	—
Exercised	(806)	8.87
Forfeited or expired	(690)	17.82

Outstanding at March 31, 2008	3,322	$10.63	1.76	$143
Granted	3,450	6.51
Exercised	(8)	2.31
Forfeited or expired	(1,791)	9.03

Outstanding at March 31, 2009	4,973	$8.36	2.87	$0

Granted	210	6.56
Exercised	(92)	6.27
Forfeited or expired	(770)	9.53

Outstanding at March 31, 2010	4,321	$8.11	2.27	$4,847

Exercisable at March 31, 2010	2,485	$9.02	2.01	$2,411

The total intrinsic value of options and SARs exercised during fiscal years 2008, 2009 and 2010 was $2.3 million, $22 thousand and $76 thousand, respectively.

Employee Stock Purchase Plan

In September 2003, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue Code and has 4.4 million shares of Common Stock available for purchase by employees. The plan offers eligible employees the option to purchase Common Stock based on the average of the closing price of a share

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Common Stock on the NASDAQ Global Select Market System for the ten trading days prior to the individual’s enrollment date or the purchase date. Offering periods occur on May 1 and each three month period thereafter, for an offering period of two years. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period. The ESPP expired on April 21, 2009.

In September 2008, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the Diamond Management & Technology Consultants, Inc. Employee Stock Purchase Plan (“DMTC ESPP”), effective April 22, 2009. The DMTC ESPP is designed to qualify for certain income tax benefits for employees under section 423 of the Internal Revenue Code and has 2.5 million shares of Common Stock available for purchase by employees. The plan offers eligible employees the option to purchase Common Stock based on the average of the closing price of a share of Common Stock on the NASDAQ Global Select Market System for the ten trading days prior to the individual’s enrollment date or the purchase date. Offering periods occur on May 1 and each three month period thereafter, for an offering period of two years. Purchases occur every three months. The amount each employee can purchase is limited to the lesser of (i) 10% of pay or (ii) $6,250 of stock value in any three month period. At March 31, 2010, approximately 2.2 million shares are available for future issuances.

The following table summarizes information about the ESPP (share amounts in thousands):

			Weighted-
			Average
			Purchase Price
	Shares Issued	Range of Prices	Per Share

Issued fiscal year 2008	341	$4.93 to $12.04	$6.33
Issued fiscal year 2009	502	$3.13 to $5.39	$4.04
Issued fiscal year 2010	475	$2.69 to $6.40	$2.88

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

	2008	2009	2010

Expected volatility	34% - 66%	44% - 84%	36% - 69%
Weighted-average volatility	51%	69%	60%
Expected dividend yield	2.7% - 7.4%	5.7% - 13.7%	3.8% - 9.7%
Average expected life (in years)	1.13	0.35	1.12
Risk-free interest rate	2.1% - 5.0%	0.27% - 2.1%	0.06% - 1.2%
Weighted average grant date fair value of ESPP granted	$1.07	$0.56	$0.70

Other

Cash received from option and ESPP exercises under all share-based payment arrangements for fiscal years 2008, 2009 and 2010 was $4.3 million, $2.1 million and $1.6 million, respectively. The actual tax benefit realized for the tax deductions from option and SAR exercises, including ESPP, totaled $0.8 million, $40 thousand and $88 thousand, respectively, for fiscal years 2008, 2009 and 2010. The Company also paid $3.4 million, $2.7 million and $0.8 million, respectively, in fiscal years 2008, 2009 and 2010 for withholding taxes for shares withheld for taxes upon the vesting of Stock Awards or the exercise of stock options and SARs.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is using previously purchased treasury shares for all net shares issued for option and SAR exercises, RSUs vesting, restricted stock grants, and ESPP purchases. Shares may also be issued from unissued share reserves. The Company’s active Buy-back Program is not related to this policy; however, shares repurchased under that program will be available to be issued for shares issued under the Equity Incentive Plans and ESPP.

(14)	Income Taxes

The provision for income taxes for continuing operations for the fiscal years ended March 31, 2008, 2009 and 2010 consisted of the following (in thousands):

	2008	2009	2010

Current:
Federal	$7,881	$1,470	$3,654
State	1,047	80	284
Foreign	15	102	1

	$8,943	$1,652	$3,939
Deferred:
Federal	(654)	(4,488)	2,251
State	584	(1,061)	859
Foreign	—	(259)	(3,383)

	$(70)	$(5,808)	$(273)

	$8,873	$(4,156)	$3,666

The components of income before income taxes for the fiscal years ended March 31, 2008, 2009 and 2010 consisted of the following (in thousands):

	2008	2009	2010

U.S. sources	$21,619	$(10,864)	$15,533
Non-U.S. sources	(2,511)	(2,090)	244

Total	$19,108	$(12,954)	$15,777

The net amount credited to additional paid-in-capital for stock-based compensation deductions in excess of financial statement deductions for fiscal year 2008 was $281 thousand. For fiscal year 2009 and 2010, the net amount debited to additional paid-in-capital for stock-based compensation deductions, which were less than financial statement deductions, was $3.3 and $6.6 million, respectively.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total tax provision for continuing operations differs from the amount computed by applying the federal statutory income tax rate of 35 percent to income (loss) before taxes as a result of the following (in thousands):

	2008	2009	2010

Federal income taxes at statutory rate	$6,688	$(4,534)	$5,522
Nondeductible meals and entertainment	520	500	418
Nondeductible stock-based compensation	450	663	142
Nondeductible executive compensation	—	—	256
Effect of tax on foreign exchange gain in foreign company	—	993	—
State income taxes, net of federal benefit	1,060	(638)	738
Other	(218)	313	(122)
Change in valuation allowance for deferred tax assets allocated to income tax expense	373	(1,453)	(3,288)

	$8,873	$(4,156)	$3,666

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2009 and 2010 are presented below (in thousands):

	2009	2010

Deferred tax assets attributable to:
Net operating loss carryforwards	$5,432	$4,890
Foreign tax credit and carryforwards	101	116
Allowances and accruals	1,745	6,584
Stock-based compensation	11,058	3,863
Goodwill	1,186	962
Depreciation	224	407
Capital loss carryforwards	1,135	1,149

Total gross deferred tax assets	20,881	17,971
Less valuation allowance	(6,027)	(2,739)

Net deferred tax assets	14,854	15,232
Deferred tax liabilities attributable to:
Prepaids	339	429
Other	11	4

Total deferred tax liabilities	350	433

Net deferred income taxes	$14,504	$14,799

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

On March 31, 2010, the Company concluded that its U.K. subsidiary’s remaining deferred tax asset, which was primarily related to net operating loss carryforwards, is more likely than not to be realizable. As a result, the Company reversed the related valuation allowance, resulting in a $3.4 million income tax benefit.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, the Company had a valuation allowance of $2.7 million to cover certain international deferred tax assets, capital loss carryforwards and certain state net operating losses that management believes are not likely to be utilized. The Company believes that the remaining deferred tax assets are more likely than not realizable based on the estimates of future taxable income.

As of March 31, 2010, the Company has net operating loss carryforwards for state income tax purposes of approximately $10.5 million, which may be used to offset future state taxable income through 2028. In addition, the Company has foreign net operating loss carryforwards of $14.9 million, of which approximately $3.7 million expire through 2017 and approximately $11.2 million which may be carried forward indefinitely.

The Company made net cash payments from continuing operations for income taxes in fiscal year 2008, 2009 and 2010 of $9.5 million, $3.3 million and $9.2 million, respectively.

Unrecognized tax benefits as of March 31, 2010, were approximately $0.6 million, of which $0.5 million would favorably affect the effective tax rate if recognized. The Company does not expect the total amount of unrecognized tax benefits as of March 31, 2010 to change significantly in the next twelve months. The Company includes accrued interest and penalties related to uncertain tax positions in other expenses. Reserves for interest and penalties are not significant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2010

Unrecognized tax benefits at beginning of year	$1.3	$0.7
Gross increases — tax positions in prior periods	0.6	—
Settlements	(1.0)	(0.1)
Lapse of statute of limitations	(0.2)	—

Unrecognized tax benefits at end of year	$0.7	$0.6

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to income tax examination by tax authorities for years before fiscal year 2009 for U.S. and U.K. returns, before fiscal year 2007 for India returns and for years before fiscal year 2002 for state and local returns. The IRS examination of the Company’s fiscal year 2008 federal income tax return was completed during fiscal year 2010, as was the fiscal year 2007 examination of the Company’s Indian subsidiary in India. Adjustments from the various tax examinations did not have a material effect on the Company’s operations. The Company is currently under audit by the state of Illinois for fiscal years 2007 and 2008.

(15)	Benefit Plans

401(k) Plan

The Company established a defined contribution plan covering all of its U.S. employees in February 1994. This plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. As of September 15, 2004, all eligible employees below the level of vice president are eligible to receive matching contributions when the Company, in its discretion, determines to make matching contributions. As of January 1, 2009, the Company suspended matching contributions, and no 401(k) match accrual was recorded for the twelve month period ended December 31, 2009. On January 1, 2010, the Company amended the plan to permit employees at the level of Senior Director and Partner to be eligible to receive matching contributions and exclude Project/Flex Consultants from eligibility to receive matching contributions. Effective January 1, 2010, the Company re-instated matching contributions for all eligible employees. A $0.6 million 401(k) match accrual was recorded in fiscal year 2010.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of the matching contribution is determined annually based on the Company’s performance and is immediately vested. The total Company cash contributions to the plan for fiscal years 2008, 2009 and 2010 were $0.7 million, $0.7 million and $0, respectively.

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

Management believes it is prudent to minimize the variability caused by foreign currency fluctuations. Management attempts to minimize foreign currency risk by pricing contracts in the respective local country’s functional currency. The Company’s financial management continually monitors foreign currency fluctuations and considers the use of derivative instruments. The Company does not use derivative instruments for purposes other than hedging net investments in foreign subsidiaries. As of March 31, 2010 and during fiscal years 2010, 2009 and 2008, there were no open derivative instruments in place.

Strategies

Approximately 10% of the Company’s revenues and expenses are generated internationally in the respective countries of its foreign subsidiaries and are typically denominated in the local currency of each country. Accordingly, all foreign subsidiaries use the local currency as their functional currency. As a result, management does not believe that its financial position is significantly exposed to foreign currency fluctuations from foreign currency-denominated receivables and payables or forecasted service transactions.

(17)	Related Party Transactions

It is the Company’s policy to reimburse the business use of private airplanes in connection with Company business including travel to and from client sites, provided the cost of such travel is at or below prevailing market rates for private or chartered aircraft. In accordance with this policy, the Chairman of the Board of the Company was reimbursed $186 thousand in fiscal year 2008 and $10 thousand in fiscal year 2009 through the date that he owned a private airplane. There were no significant related party transactions in fiscal year 2010.

(18)	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued a statement which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value was established. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

(19)	Subsequent Event

On May 5, 2010, the Board declared a quarterly cash dividend of $0.09 per share of common stock payable on June 11, 2010, to shareholders of record at the close of business on June 1, 2010.

(20)	Quarterly Financial Information (Unaudited)

The following table presents the unaudited quarterly financial information for fiscal years 2009 and 2010 (in thousands, except per share amounts). Quarterly income (loss) per share amounts are calculated independently and may not sum to the full year totals or to net income (loss) per share amounts due to rounding and changes in shares outstanding.

	Quarter Ended
	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2009
Net revenue	$38,813	$40,506	$36,960	$35,887
Total revenue (including reimbursable expenses)	43,565	46,157	43,256	42,001
Gross margin	8,403	11,027	9,792	(5,048)
Professional development and recruiting	2,277	1,719	1,688	1,032
Marketing and sales	642	1,300	104	1,057
Management and administrative support	6,687	6,327	5,944	6,889
Income (loss) from operations	(1,203)	1,965	2,056	(16,428)
Income (loss) from continuing operations before income taxes	(1,049)	2,096	2,400	(16,401)
Income (loss) from continuing operations after income taxes	720	521	14	(10,053)
Per share of Common Stock — basic	0.03	0.02	—	(0.39)
Per share of Common Stock — diluted	0.03	0.02	—	(0.39)
Income from discontinued operations, net of income taxes	—	—	—	400
Discontinued operations, net of income taxes	—	—	—
Per share of Common Stock — basic	—	—	—	0.02
Per share of Common Stock — diluted	—	—	—	0.02
Net income (loss)	720	521	14	(9,653)
Per share of Common Stock — basic	$0.03	$0.02	$—	$(0.37)
Per share of Common Stock — diluted	$0.03	$0.02	$—	$(0.37)

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	June 30	Sept 30	Dec 31	Mar 31

Year Ended March 31, 2010
Net revenue	$37,892	$43,582	$45,462	$50,309
Total revenue (including reimbursable expenses)	44,972	51,667	53,764	59,541
Gross margin	9,271	11,972	14,243	14,833
Professional development and recruiting	706	1,378	2,011	1,485
Marketing and sales	541	506	1,217	1,024
Management and administrative support	6,103	6,399	6,609	6,687
Income from operations	1,921	3,689	4,406	5,637
Income from continuing operations before income taxes	1,902	3,705	4,376	5,794
Income from continuing operations after income taxes	847	1,828	2,215	7,221
Per share of Common Stock — basic	0.03	0.07	0.08	0.27
Per share of Common Stock — diluted	0.03	0.07	0.08	0.26
Income from discontinued operations, net of income taxes	85	90	17	70
Discontinued operations, net of income taxes	—	—	—	—
Per share of Common Stock — basic	0.00	0.00	0.00	0.00
Per share of Common Stock — diluted	0.00	0.00	0.00	0.00
Net income	932	1,918	2,232	7,291
Per share of Common Stock — basic	$0.03	$0.07	$0.08	$0.27
Per share of Common Stock — diluted	$0.03	$0.07	$0.08	$0.26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Diamond Management & Technology Consultants, Inc.:

We have audited the accompanying consolidated balance sheets of Diamond Management & Technology Consultants, Inc. and subsidiaries (the Company) as of March 31, 2009 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Chicago, Illinois
June 9, 2010

S-1

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
	(Amounts in thousands)

For the Year Ended March 31, 2010:
Deducted from accounts receivable for uncollectible accounts	$566	$120	$209	$477
For the Year Ended March 31, 2009:
Deducted from accounts receivable for uncollectible accounts	$695	$159	$288	$566
For the Year Ended March 31, 2008:
Deducted from accounts receivable for uncollectible accounts	$573	$143	$21	$695

S-2