Form 10-K/A
period 2010-03-31
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2010-07-29
CIK 924940

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

Common Stock, par value $.001 per share

NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

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

EXPLANATORY NOTE FOR AMENDMENT NO. 1

The Company has changed the date of its annual stockholder meeting and therefore will not file its definitive proxy statement with the Securities and Exchange Commission (“SEC”) within 120 days after the close of its fiscal year. As a result, Part III of this Annual Report cannot incorporate by reference portions of such proxy statement. This Amendment No. 1 amends and restates Part III of this Annual Report.

Except as specifically indicated above with respect to Part III, this Annual Report has not been otherwise modified and has not been updated to reflect any events or circumstances following the original filing date.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

Annual Report on Form 10-K for the Fiscal Year Ended

March 31, 2010

Amendment No. 1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding the directors of the Company is set forth below under the heading “The Board of Directors and its Committees”. Information regarding the executive officers of the Company is included in Part I of this Form 10-K, as originally filed, as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth below under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”. Information required by Item 406 of Regulation S-K is set forth below under the heading “Code of Ethics”.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

Diamond’s business affairs are managed under the direction of the Board of Directors. The Company’s Restated Certificate of Incorporation and its By-Laws permit the Board to establish the authorized number of directors within a range of between five (5) and fifteen (15) members, and nine (9) directors are currently authorized. Members of the Board are kept informed through discussions with the Chief Executive Officer (“CEO”) and other executive officers, and, on at least a quarterly basis, by reviewing materials provided to them and by participating in meetings of the Board and its committees. At each of these meetings the independent directors also meet in executive session without the presence of any members of management. Mr. Melvyn Bergstein, the Company’s former CEO, is currently non-executive Chairman of the Board. In addition, the Board created the position of Lead Director in May 2006, which is currently held by Mr. Donald Caldwell. Currently, the Board has an Audit, Compensation and Nominating & Governance Committee. All members of these Committees are non-employee directors and have been determined to be “independent” under NASDAQ rules and “non-employee directors” within the meaning of applicable SEC rules. During fiscal year 2010, all directors attended at least 75% of Board meetings and meetings of the committees on which they served.

Class II Directors Whose Terms of Office Expire in 2010:

Melvyn E. Bergstein has served as a Director of the Company since 1994 when the Company was founded. Since April 1, 2008, Mr. Bergstein has served as non-executive Chairman of the Company’s Board of Directors, after having served as its executive Chairman from April 1, 2006 through March 31, 2008. Mr. Bergstein also served as Chief Executive Officer of the Company from 1994 through March 31, 2006. Prior to the Company’s inception, Mr. Bergstein held several senior executive positions with Technology Solutions Company from 1991 to 1993. Prior to that time, Mr. Bergstein held several senior positions with other consulting firms, including 21 years in various positions with Andersen Consulting, now Accenture Ltd. Mr. Bergstein is a director of Simon Property Group Inc., a publicly traded real estate investment trust. He also serves on the boards of several not-for-profit organizations. Mr. Bergstein is 68 years old. Based on this experience, the Company believes Mr. Bergstein is qualified to serve on the Board of Directors. In addition, based on his detailed knowledge of the Company and corporate governance generally, the Company believes he is qualified to serve as Chairman of the Board. He also holds a significant amount of common stock in the Company.

Pauline A. Schneider has served as a Director of the Company since December 2003. Ms. Schneider has been a partner at the law firm of Orrick, Herrington & Sutcliffe LLP since 2006. Prior thereto, Ms. Schneider was a partner at the law firm of Hunton & Williams LLP from 1985 to 2006. Ms. Schneider specializes in public finance and real estate. Ms. Schneider also serves as a director of Pepco Holdings, Inc. and is active on the boards of several not-for-profit organizations ranging from the arts to student loans to public policy. Ms. Schneider is 67 years old. Based on this experience, the Company believes Ms. Schneider is qualified to serve on the Board of Directors. In particular, she has corporate governance, legal, public and not-for-profit board as well as government experience that is relevant to the sectors the Company operates in and the issues the Company faces.

John J. Sviokla joined the Company in September 1998 as a Vice President and became a member of the Company’s Board of Directors in August 1999. Since April 1, 2000, Mr. Sviokla has served as Vice Chairman of the Company. Prior to joining the Company, Mr. Sviokla was a professor at the Harvard Business School from October 1986 to August 1998. His pioneering work on “Marketspace” established Harvard’s first course on electronic commerce. He co-authored the seminal articles “Managing in the Marketspace” and “Exploiting the Virtual Value Chain,” both appearing in the Harvard Business Review. Mr. Sviokla has authored over 100 articles, cases, videos and tele-seminars, edited books and been a consultant to large and small companies around the world. He has been a frequent speaker at executive forums and a guest professor at many universities including the Kellogg School of Management at Northwestern University, MIT, The London Business School, the Melbourne Business School and the Hong Kong Institute of Science and Technology. Mr. Sviokla also serves as a director of AMICAS, Inc. Mr. Sviokla is 53 years old. Based on this experience, the Company believes Mr. Sviokla is qualified to serve on the Board of Directors. In particular, Mr. Sviokla provides a deep knowledge of business technology, the research process, marketing and the development of intellectual capital.

Class III Directors Whose Terms of Office Expire in 2011:

Edward R. Anderson has served as a Director of the Company since June 1994. Mr. Anderson has been the Chief Strategy Officer of CompuCom Systems, Inc. since March 2009 and prior to that was the President of iPoint Systems since 2005. He was Chief Executive Officer of Ambrosia Solutions between 2003 and 2005 and served as Chief Executive Officer of CompuCom Systems, Inc. from July 1993 to July 1999. He also was Chairman and Chief Executive Officer of E-Certify Corp. and TorchQuest, Inc. Mr. Anderson is 63 years old. Based on this experience, the Company believes Mr. Anderson is qualified to serve on the Board of Directors. In particular, the Company believes Mr. Anderson possesses senior level business insight, including an emphasis on business strategy, target market customer insight and financial acumen.

Adam J. Gutstein has served as President and Chief Executive Officer of the Company since August 2006, as Chief Executive Officer from April to August 2006 and as a Director since 1999. After joining the Company as a Vice President in January 1994, Mr. Gutstein became a member of the Company’s Management Committee in July 1998. From July 1998 to April 2000, Mr. Gutstein served as Chief Operating Officer of the Company. From May 2000 through March 2006, Mr. Gutstein held various executive leadership positions in North America, Europe, Latin America and Asia, including Managing Director of International Operations. Prior to joining the Company, Mr. Gutstein was a vice president at Technology Solutions Company and a manager with Andersen Consulting, now Accenture Ltd. Mr. Gutstein is also a director of BPO Management Services, Inc. Mr. Gutstein is 47 years old. Based on this experience, the Company believes Mr. Gutstein is qualified to serve on the Board of Directors. In particular, the Company believes his consulting industry experience both in leading large engagements and in management are directly relevant to the Company. In addition, the Board believes that as the Chief Executive Officer of the Company it is appropriate for him to serve on the Board.

Michael E. Mikolajczyk joined the Company in April 1994 and has served as a member of the Board of Directors since that time. From April 1994 until July 1998, Mr. Mikolajczyk served as the Company’s Senior Vice President, Chief Financial and Administrative Officer. From July 1998 until his departure in August 2001, Mr. Mikolajczyk served in a number of executive positions with the Company, including Vice Chairman, President and Secretary. Following his departure from the Company in 2001 and until August 2004, Mr. Mikolajczyk was an independent consultant. Since September 2004, Mr. Mikolajczyk has served as managing director of Catalyst Capital Management, LLC, a private investment firm. Prior to Mr. Mikolajczyk’s service with the Company, Mr. Mikolajczyk held several senior financial and corporate development positions at MCI Telecommunications Corporation. Mr. Mikolajczyk is also a director of Rubicon Technology, Inc. Mr. Mikolajczyk is 58 years old. Based on this experience, the Company believes Mr. Mikolajczyk is qualified to serve on the Board of Directors. In particular, the Company believes his deep knowledge of the Company, financial expertise, operating experience and investment experience are valuable to the Board of Directors.

Javier Rubio has served as a Director of the Company since the consummation of the business combination between the Company and Cluster Consulting in November 2000. Mr. Rubio currently is the President and a director of Nauta Capital, a venture capital firm. From November 2000 through June 2003, Mr. Rubio served as the Company’s President, Europe and Latin America. On June 30, 2003, Mr. Rubio resigned as an employee of the Company. Mr. Rubio founded Cluster Consulting in 1993, serving as its Chairman and Chief Executive Officer until November 2000. Prior to founding Cluster Consulting, Mr. Rubio held several senior positions with other consulting firms, including seven years in various positions with the MAC Group (Gemini Consulting) and the Monitor Company. Mr. Rubio is 49 years old. Based on this experience, the Company believes Mr. Rubio is qualified to serve on the Board of Directors. In particular, his experience leading a large consulting firm and knowledge of international markets is valuable to the Board. Mr. Rubio also holds a large amount of common stock in the Company.

Class I Directors Whose Terms of Office Expire in 2012:

Donald R. Caldwell has served as a Director of the Company since June 1994 and in May 2006 was appointed as the Board’s Lead Director. In March 1999, Mr. Caldwell founded and presently serves as Chairman and Chief Executive Officer of Cross Atlantic Capital Partners, Inc. From February 1996 to March 1999, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Prior to that time, Mr. Caldwell held various executive and management positions with several companies, including a predecessor company of Cambridge Technology Partners (Massachusetts), Inc. and Arthur Young & Co., a predecessor of Ernst & Young LLP. Mr. Caldwell also serves as a director of Quaker Chemical Corporation, Rubicon Technology, Inc., Lightning Gaming, Inc., Health Benefits Direct Corporation and Voxware, Inc., in addition to a number of privately held companies and civic organizations. Mr. Caldwell is 64 years old. Based on this experience, the Company believes Mr. Caldwell is qualified to serve on the Board of Directors. In particular, he has broad experience in corporate strategy, mergers and acquisitions, finance and corporate governance.

Michael H. Moskow has served as a Director of the Company since February 2008. Mr. Moskow is Vice Chairman and a Senior Fellow for the global economy at the Chicago Council on Global Affairs. He served as President and CEO of the Federal Reserve Bank of Chicago from 1994 to 2007. In addition, Mr. Moskow served for fourteen years in senior management positions at three Chicago corporations. He also served as deputy U.S. trade representative with the rank of ambassador, under secretary of labor, director of the Council on Wage and Price Stability, assistant secretary for policy development and research at the Department of

Housing and Urban Development and senior staff economist at the Council of Economic Advisors. He also taught international business at Northwestern University. Mr. Moskow is a member of the boards of directors of Discover Financial Services, Northern Funds, Taylor Capital Group and Commonwealth Edison Company, a subsidiary of Exelon Corporation. In addition, Mr. Moskow is a trustee of Lafayette College, board member and former chairman of the National Bureau of Economic Research and serves on the boards of Northwestern Memorial Foundation and World Business Chicago, among others. Mr. Moskow is 72 years old. Based on this experience, the Company believes Mr. Moskow is qualified to serve on the Board of Directors. In particular, he has deep experience in banking and financial services, one of the largest industry sectors for the Company, business leadership skills as a CEO, financial expertise and board governance skills gained through many years of service with various organizations.

While the Board does not have a policy with respect to Board members’ attendance at annual meetings, attendance is strongly encouraged and expected. All of the Company’s Board members attended the Company’s 2009 annual meeting of stockholders.

During fiscal year 2010, the Board of Directors met four times. The table below provides membership and meeting information for each standing Board committee of independent directors:

Members	Audit Committee(1)	Compensation Committee(2)	Nominating & Governance Committee(3)
Edward R. Anderson	Member	Member	Member
Donald R. Caldwell	Member	Member
Michael E. Mikolajczyk	Member	Chair
Michael H. Moskow	Member		Chair
Javier Rubio
Pauline A. Schneider	Chair		Member

Number of Meetings in Fiscal Year 2010	12	5	4

(1)	Ms. Schneider became the Chair of the Audit Committee on September 8, 2008.
(2)	Mr. Mikolajczyk became the Chair of the Compensation Committee on September 21, 2009.
(3)	Mr. Moskow became the Chair of the Nominating & Governance Committee on September 21, 2009. Mr. Rubio replaced Mr. Anderson on the Nominating & Governance Committee on May 18, 2010.

Audit Committee

The Audit Committee’s primary purposes are to: (a) assist the Board in its oversight of (i) the integrity of the Company’s financial statements and internal controls and (ii) the Company’s compliance with legal and regulatory requirements; (b) appoint, retain, approve compensation, review independence and qualifications and oversee all audit and allowable non-audit work of the Company’s external independent auditor; (c) prepare the report of the Audit Committee required to be included in the Company’s annual proxy statement; and (d) perform such other duties as assigned to it from time to time by the Board.

The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the rules of the SEC and NASDAQ and has sufficient knowledge in financial and accounting matters to serve on the Audit Committee. The Board also has determined that Messrs. Anderson, Caldwell, Mikolajczyk and Moskow are each an “audit committee financial expert,” as defined by the applicable securities regulations.

The Audit Committee reviews its charter annually and recommends to the Board such revisions as it deems necessary. The Board last revised the Charter of the Audit Committee in May 2010. The Charter of the Audit Committee is available on the Company’s web site at www.diamondconsultants.com in the investor relations section.

Nominating & Governance Committee

The Nominating & Governance Committee’s primary purposes include: (a) identifying individuals qualified to become Board members; (b) recommending to the Board director nominees; (c) recommending to the Board a set of corporate governance principles applicable to the Company; (d) providing guidance with respect to other relevant matters relating to the composition and operation of the Board; and (e) performing such other duties as assigned to it from time to time by the Board.

The Nominating & Governance Committee considers director candidates with diverse experience, knowledge and business judgment with the goal of maintaining a balanced, engaged, independent and collegial Board whose members possess the experience and expertise necessary to ensure the Board’s performance meets all legal requirements and acts in accordance with the highest ethical standards.

The Nominating & Governance Committee reviews its charter annually and recommends to the Board such revisions as it deems necessary. The Board last revised the Charter of the Nominating & Governance Committee in May 2010. The Charter of the Nominating & Governance Committee is available on the Company’s web site at www.diamondconsultants.com in the investor relations section.

Compensation Committee

The Compensation Committee’s primary purposes are to: (a) oversee the administration of the Company’s compensation programs; (b) review and approve the compensation of the Company’s executive officers; (c) review and discuss with the Company’s management the Compensation Discussion and Analysis to be included in the Company’s annual proxy statement and determine whether to recommend to the Board that the Compensation Discussion and Analysis be included in the proxy statement; (d) provide the Compensation Committee Report for inclusion in the Company’s proxy statement that complies with the rules and regulations of the SEC; and (e) perform such other duties as assigned to it from time to time by the Board. The Report of the Compensation Committee for the fiscal year ended March 31, 2010 appears below.

The Compensation Committee reviews its charter annually and recommends to the Board such revisions as it deems necessary. The Board last revised the Charter of the Compensation Committee in May 2010. The Charter of the Compensation Committee is available on the Company’s web site at www.diamondconsultants.com in the investor relations section.

Director Independence

The Company’s Board of Directors periodically assesses the independence of each of its directors. The Board has determined that directors Anderson, Caldwell, Mikolajczyk, Moskow, Rubio and Schneider are “independent” as defined in the applicable listing standards of NASDAQ. In making its determination, the Board considered the standards of independence set forth in the NASDAQ listing standards and all relevant facts and circumstances to ascertain whether there was any relationship between a director and the Company that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director, or any material relationship with the Company (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company). The Board also considered the following: (i) a longstanding financial investment by Mr. Bergstein, Chairman of the Board, in an investment fund for which Mr. Caldwell performs certain management duties and owns an interest; (ii) board seats held by directors at other business services companies which are not considered to be competitors of the Company; and (iii) fees of $40,455 received by the Company in fiscal year 2008 for consulting work performed by the Company for entities in which Mr. Rubio has an ownership interest (such fees were $0 in fiscal years 2009 and 2010). The Board concluded that none of the relationships identified above were inconsistent with the NASDAQ categories of independence and such relationships did not impair the independence of the respective directors.

Corporate Governance Principles

The Company’s Board of Directors has adopted Corporate Governance Guidelines that set forth principles, policies and practices of the Company that are designed to achieve high standards of corporate governance. Such guidelines are in addition to the requirements established by law, regulatory agencies and the Company’s governing charter and By-Laws. The Board last revised the Guidelines in May 2008. A copy of these Corporate Governance Guidelines is available on the Company’s web site at www.diamondconsultants.com in the investor relations section.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities (the “Reporting Persons”) to file reports of their ownership and changes in ownership of Company securities with the SEC. The Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of such forms and on representations from the Reporting Persons that no other reports were required to be made, we believe there was full compliance for fiscal year 2010 with all Section 16(a) requirements applicable to the Reporting Persons.

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics applicable to all employees, its Board of Directors and other representatives. The Code of Business Conduct and Ethics is supplemented by a Code of Ethics for Senior Financial Officers setting forth certain additional requirements applicable only to the Company’s senior officers (together with the Code of Business Conduct and Ethics, the “Code”). The Code is re-affirmed annually by existing employees. A copy of the Code is filed as Exhibit 14 to this Annual Report on Form 10-K, as originally filed.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation Committee is comprised of the three directors named below, each of whom meets the independence standards of the Company’s Corporate Governance Guidelines, NASDAQ listing standards and applicable securities laws.

The Committee has overall responsibility for:

•

determining the compensation and benefits of the members of senior management whose compensation is required to be disclosed in the Company’s annual report or proxy statement (“Named Executive Officers”);

•	determining the aggregate pool of cash bonus and equity award compensation for other members of senior management;

•	designing, with the active assistance of management and the Committee’s consultants (if any), the Company’s executive compensation programs;

•	overseeing the Company’s equity compensation plans and programs;

•	establishing the CEO’s goals and objectives and reviewing the CEO’s performance relative to such goals and objectives; and

•	reviewing and discussing with management the Compensation Discussion and Analysis required by SEC regulations and, if appropriate, recommending its inclusion in the Company’s proxy statement.

The Committee held five meetings during fiscal year 2010. The meetings were intended, among other things, to facilitate and encourage discussion among Committee members, executive management and other Company personnel involved in compensation matters.

We reviewed and discussed with management the Compensation Discussion and Analysis below. Based on our review and these discussions with management, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee:

Michael E. Mikolajczyk, Chair

Edward R. Anderson

Donald R. Caldwell

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2010, there were no interlocking relationships between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of any other company. In addition, there was no insider participation in Compensation Committee decisions that was required to be reported under SEC rules and regulations.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The following discussion is intended to supplement the more detailed information concerning executive compensation that appears in the tables and the accompanying narrative that follow this discussion. The Company seeks to provide an understanding of its compensation practices and the decisions made concerning the compensation payable to executive officers, including the Chief Executive Officer, the Chief Financial Officer and the other executive officers named in the Summary Compensation Table, or the Named Executive Officers. For fiscal year 2010, the Named Executive Officers are Adam J. Gutstein, President and Chief Executive Officer; Karl E. Bupp, Chief Financial Officer; John J. Sviokla, Vice Chairman; Stephen Warrington, Vice President and Managing Partner — United Kingdom and India; and Thomas E. Weakland, Vice President and Managing Partner — Healthcare. The following discussion may also refer to a “partner,” which is an internal Company designation or title only and does not refer to a partner of a general or limited partnership. All partners are officers of the Company. In addition, certain senior management personnel in the Company’s corporate headquarters are treated as partners for compensation and benefits purposes. The partners have adopted a partners’ operating agreement which has been filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The partners’ operating agreement contains a partner compensation program, which is subject to the authority and discretion of the Compensation Committee.

The Compensation Committee of the Board of Directors, referred to in this section as the Committee, plays a key role in designing and administering the executive compensation programs. All principal elements of compensation paid to executive officers are subject to approval by the Committee. Company senior management assists the Committee by supplying data and legal analysis, and certain members of senior management (including the CEO) attend Committee meetings, except for the executive session portion of meetings where management is excluded. For more information regarding the Compensation Committee, including its membership and primary responsibilities, please see the Compensation Committee Report set forth above. In addition, you may view a copy of the Committee’s charter on the Company’s web site at www.diamondconsultants.com in the investor relations section.

The Committee generally does not rely on benchmarking against an industry peer group in setting compensation. The Company competes against privately held consulting firms, small boutique consulting firms, publicly traded consulting companies (or divisions within them) and foreign consulting firms. The Committee does not believe that comprehensive and reliable compensation data are available for many of the competitors. In addition, the Committee focuses particular attention on overall Company results in order to reward teamwork and on the internal equity of executive officer compensation as it compares to the compensation of partners who are not executive officers. Accordingly, the Committee has concluded that, at this time, although the Committee may review and discuss certain limited data from available sources, it is not in the interests of the Company to design or follow a compensation system tied closely to peer compensation data.

Objectives

The Company operates in the competitive management consulting industry, and it depends on the knowledge, skills, experience and talent of its senior management to execute business strategies and create long-term stockholder value. The Company’s business strategies are fundamentally based on the quality of its employees, client relationships and intellectual capital. To achieve a high level of quality across these dimensions, the Company emphasizes teamwork, both in its service delivery model and also in its compensation program. As a result, the program is biased toward rewarding the partner group, including the Named Executive Officers, as a team and reflecting appropriate internal equity rather than providing opportunities for large individual bonuses to the extent such bonuses would detract from the team-based culture.

The principal objectives of the executive compensation program are to:

•	retain the team of partners which has made major contributions to the Company’s success;

•	attract highly qualified partners to strengthen that team;

•	motivate partners to achieve corporate objectives as well as individual goals;

•	reflect internal equity and foster teamwork;

•	link pay with performance; and

•	align the interests of partners with those of stockholders.

Use of Compensation Consultants

The Committee has the authority to engage an independent compensation consultant or other advisors. In fiscal years 2009 and 2010, the Committee did not engage any compensation consultants or other expert advisors. From time to time, the Committee has engaged Frederic W. Cook & Co., Inc. to advise the Committee on executive compensation matters. For example, in fiscal year 2008, the Committee sought advice from Frederic W. Cook & Co., Inc. regarding the Company’s historic versus planned mix of cash and equity compensation for senior management. It is the Committee’s policy that any compensation consultant it may hire should not also work for management unless requested by the Committee Chair, should receive no compensation from the Company other than for its work in advising the Committee and should maintain no other economic relationship with the Company.

Principal Elements of Compensation and Total Direct Compensation

The partners’ compensation program consists of three major elements: base salary, variable cash compensation and equity awards. Although all three of these elements are integrated into the compensation program, each element is intended to achieve different objectives:

•	Base salaries provide a level of fixed cash compensation that is intended to assist in employee retention and recruitment;

•	Variable cash compensation provides additional motivation for the achievement of objectives at the corporate and individual levels; and

•

Equity grants for new hires, major promotions and special grants in the discretion of the Committee (the Company stopped granting annual equity awards on April 1, 2009). Because the partner equity awards are generally subject to vesting over four to five years, they encourage executives to remain employees and work toward creating long-term stockholder value.

When making compensation decisions, the Committee considers key financial measurements such as Company revenue, operating margins, earnings per share, free cash flow from operating activities and total shareholder return as well as strategic objectives such as acquisitions, dispositions or joint ventures, technological innovation, globalization, leadership, employee retention, mentoring, training and supporting Company values. The Committee does not adhere to any specific formulas or targets in determining compensation for the Named Executive Officers.

Starting in fiscal year 2009 and continuing into fiscal year 2010, the Company has substantially revised its compensation programs. The primary change was to cease issuing equity awards on an annual basis to virtually all employees as part of their annual compensation package and instead move to a more cash-based variable compensation program. After considering the stated desires of our current employees as well as feedback the Company received from its recruiting efforts, the Company concluded that employees sought more cash-based compensation and were willing to forgo a majority of their equity-based compensation in order to realize that change. Equity awards, however, are still an important component of the Company’s recruitment and retention programs (as opposed to the annual variable compensation program) as discussed in the equity awards section below. The Company also changed the performance year for reviewing employee performance and making annual compensation decisions from the fiscal year (April 1-March 31) to a performance year (October 1-September 30).

Base Salary

The base salaries of executive officers are set at levels intended to be competitive with other companies engaged in the consulting industry and with other businesses of comparable size and scope that compete for executive talent. The Committee also considers the scope of the duties and responsibilities of each individual’s position and their level of experience.

In addition, base salaries of executive officers are set at levels intended to create internal equity when compared to the salaries of partners who are not executive officers. The Company strongly believes that those partners who are managing the Company as executive officers (some of whom were previously partners in the consulting practice directly serving clients) should not receive compensation at a level that is disproportionate to the compensation of the other partners. Therefore, the Company maintains a base salary schedule for all partners and follows the general guideline that the base salary of the CEO should not exceed three times the base salary of an entry-level consulting partner. Mr. Gutstein’s current base salary is less than three times that of an entry-level consulting partner.

The Committee reviews base salaries of the CEO and the other executive officers annually and makes adjustments in light of past individual performance and the potential for making significant contributions in the future. The Committee considers individual performance factors, overall Company financial performance (including projected performance) in a particular year and retention considerations in determining base salary levels. During fiscal year 2009, given the downturn in the economy and the expected decrease in Company revenue, the Committee did not increase the base salaries of the Named Executive Officers. During fiscal year 2010, the Committee again did not increase the base salaries of the Named Executive Officers with the exception of Mr. Gutstein as further discussed below.

Variable Cash Compensation

During fiscal year 2009, the Partner Focus Program was initiated. This was a special retention-oriented cash bonus program that concluded in July 2010. Starting in fiscal year 2010, a new variable cash bonus program for partners commenced with three components: a Quarterly Performance Bonus, an Annual Performance Bonus and a Long-Term Incentive Bonus. Each of these programs is described in more detail below in separate sections. The following table depicts the cash bonus programs in effect during fiscal year 2010:

Fiscal Year 2010 Cash Bonus Programs
Partner Focus Program
Quarterly Performance Bonus
Long-Term Incentive Bonus
Annual Performance Bonus

In allocating variable cash compensation amounts across the Company’s programs, the Committee as well as the Company, does not follow any prescriptive formula. For fiscal year 2010, the Committee funded such programs in the following order of priority (although such priority could change in subsequent years):

•	Partner Focus Program

•	Annual Bonus Pool for non-partner employees

•	Quarterly Performance Bonus

•	Long-Term Incentive Bonus

•	Annual Performance Bonus

However, several programs may be partially funded at a particular time and the Committee regularly reviews Company performance, the labor market and other factors to inform its decisions. The Committee made the Partner Focus Program first priority because it is a retention-oriented program evidenced by a written contract between the Company and each partner subject to a “claw-back” right for the Company should a partner leave voluntarily or be terminated for cause. If the Company chooses not to make payments under the Partner Focus Program, then the claw-back right is extinguished for previously paid amounts. This program has now expired. The Committee next chose the non-partner bonus pool because the Company believes that senior management should be subject to greater risk with respect to cash bonuses. This has been the longstanding practice of the Company and in many years the partners have not received a cash bonus even though the non-partner employees did.

With respect to the funding of the cash bonus programs, the Committee reviews such funding with senior management and uses its judgment rather than a formulaic approach. Near the start of each fiscal year, the Board approves an overall financial plan for the Company. This plan contains projections for bonus pools to fund the cash bonus programs. The Committee and senior management review Company performance against the plan at various points throughout the fiscal year as well as any financial “guidance” disclosed by the Company and make a determination as to whether, and in what amounts, the programs will be funded. The Company also adheres to the principles of maintaining profitable operations and generating significant cash flow.

Partner Focus Program

In light of the economic conditions in 2008 and the volatility in the price of Company common stock held by the partners (which has historically comprised the majority of non-salary compensation), the Partner Focus Program was initiated to promote partner retention and provide an opportunity for greater non-salary cash compensation. This program provided quarterly cash payments to the partners employed at July 31, 2008 in an amount equal to 6.25% of their base salary for each of eight quarters or 25% on an annualized basis. However, with respect to the principal executive officer and the principal financial officer, the program provided a restricted stock award in lieu of cash at an equivalent value to vest over at least eight quarters. Should a partner voluntarily terminate his or her employment or be terminated for cause at any time during the program, he or she will be required to repay to the Company the gross amount received during the first 12 months and a prorated amount if the event occurs during the second 12 months of the program. Mr. Gutstein and Mr. Bupp have similar vesting over two years for their restricted stock awards and also have repayment obligations for any dividends received. The Partner Focus Program expired in July 2010.

Quarterly Performance Bonus

Starting in fiscal year 2010, the Company established the Quarterly Performance Bonus. On a quarterly basis, senior management reviews actual and projected Company performance. If such performance is consistent with internal plans, consistent with any financial “guidance” disclosed by the Company for the relevant quarter and the Company is maintaining profitable operations and generating positive cash flow, the Committee has authorized senior management to pay a Quarterly Performance Bonus in cash. From April 1, 2009 to September 30, 2009, the bonus was equal to 5% of a partner’s salary (on an annualized basis). From October 1, 2009 to March 31, 2010 the percentage was 15% (on an annualized basis).

Annual Performance Bonus

For each performance year, the Committee determines the annual cash bonus pool, if any, for the partners, including the Named Executive Officers. The Committee reviews the annual cash bonus pool for the fiscal year first on a preliminary basis and then on a final basis at the close of the performance year. Starting April 1, 2009, the performance year no longer coincided with the fiscal year and is now October 1 to September 30. For fiscal year 2010, there was a six-month performance period ending September 30, 2009 to effect the transition. Generally, annual cash bonuses are only paid to partners if there are sufficient earnings to first provide for a return to the stockholders and funding for the other bonus programs, including bonuses to non-partner employees, as shown in the funding priority list above. The Committee uses this guideline to help it determine the appropriate cash bonus pool for the partners, if any.

Individual allocations of the pool to individual partners are based on a combination of corporate and individual performance goals, as follows:

•

Named Executive Officers. The individual allocations of the bonus pool to the Named Executive Officers are determined by the Committee and are based on the financial performance of the Company as well as individual qualitative performance factors. This is a subjective evaluation by the Committee. For the Named Executive Officers, the Committee considers

•	Company performance against the Board-approved operating plan;

•	Company profitability;

•	Company cash flow;

•	achievement of significant transactions or strategic initiatives of the Company;

•	employee retention;

•	mentoring and leadership displayed; and

•	any other factors deemed significant by the Committee.

•

Other Partners. The individual allocations of the bonus pool to other partners are determined by senior management based on individual financial performance criteria (such as revenue attribution, project contribution margins and cash collections), as well as individual qualitative performance factors such as leadership, training, intellectual capital development and mentoring. These partner allocation decisions are based on the subjective business judgment of senior management.

For fiscal year 2009, the Company’s revenue decreased 17%. No annual cash bonuses were paid to the Named Executive Officers in fiscal year 2009. However, the Company significantly increased revenue in fiscal year 2010 and the Company paid annual cash bonuses to the partners, including the Named Executive Officers. A cash bonus recipient generally must be employed on the payment date to receive a cash bonus.

Long-Term Incentive Bonus

Starting in fiscal year 2010, the Company established the Long-Term Incentive Bonus. The continued commitment and contribution of high-performing senior partners is vital to the Company’s success. The senior partners are critical to increasing revenue, mentoring junior partners and leading the business. The career demands on partners are intense, and partners are often required to make personal and family sacrifices (long hours, significant travel, etc.) in order to succeed. The Company has noticed that after enduring the rigorous demands of the job for five years, voluntary termination rates of partners typically increase. In order to promote retention of the Company’s senior partners who are critical to the Company’s financial and strategic success, the

Company implemented the Long-Term Incentive Bonus, which provides increasing incentives for partners to continue contributing to the Company’s success over multiple years.

Similar to the other variable cash compensation programs, the Company must make a quarterly assessment as to whether the Company’s financial performance is adequate to fund this bonus. The Committee has delegated to senior management this assessment based on the approved criteria of performance relative to the Company’s plan and any financial guidance for the quarter disclosed by the Company, as well as maintaining profitable operations and generating positive cash flow. Should the criteria be met for a quarter, the Company will pay the Long-Term Incentive Bonus as follows:

YEARS AS A PARTNER	LONG-TERM INCENTIVE BONUS ON AN ANNUALIZED BASIS (as a percentage of base salary)

6-8	10%

9-11	12%

12-14	14%

15-20	16%

Although this bonus program, as well as the Quarterly Performance Bonus, does not take specific individual performance factors into consideration on their face, the Company believes that these programs reward individual performance in two important ways. First, because the Company must achieve adequate levels of financial performance in order to fund these programs, the partners must perform as a group to achieve that goal. Second, the Company maintains high performance standards for its partners, and those who fail to meet these standards have their employment terminated. As a result, the partners that remain employed to receive these bonuses are those that consistently meet our high performance expectations over the long term.

Equity Awards

The Committee did not grant any annual equity awards to the Named Executive Officers or partners with respect to fiscal year 2009 or 2010 performance pursuant to the shift away from annual equity awards and toward a cash-based variable compensation system, except as noted below. The Committee did approve major promotion level grants to certain partners at the close of the performance year, including a grant to Mr. Gutstein. The other Named Executive Officers did not receive a level promotion and therefore did not receive a promotion grant. The Committee also makes special grants from time to time in its discretion and did so for the performance year ended September 30, 2009, as discussed below in the section “Fiscal Year 2010 Compensation Decisions”.

The Board of Directors has approved, upon the recommendation of the Committee, the Equity Compensation Award Policy and Grant Procedures to govern the granting of equity awards, including any made to Named Executive Officers and partners (see “Equity Award Grant Practices” below on page 13 of this Annual Report for a further description of such policy).

Total Direct Compensation

The Committee also reviews “total direct compensation”, in addition to the individual elements of compensation, when assessing the competitiveness and appropriateness of the Company’s pay practices. Total direct compensation for a given performance year consists of base salary, any quarterly and annual cash bonuses earned and the value of any equity award granted for the performance year. Cash bonuses include those from the Partner Focus Program as well as any Quarterly Performance, Annual Performance and Long-Term Incentive Bonus Programs.

The amounts of total direct compensation earned by the Named Executive Officers for fiscal years 2010, 2009 and 2008 are shown in the Supplemental Table on page 18 below to illustrate the Committee’s calculation of total direct compensation earned in each such fiscal year.

Other Elements of Compensation

Retirement and Health and Welfare Benefits

The Company has never had a traditional or defined benefit pension plan. The Company maintains a 401(k) retirement plan in which all employees may participate on the same terms. Any Company contribution to the 401(k) retirement plan is discretionary and was suspended for calendar year 2009 and thus no matching contributions were made in fiscal year 2009. In calendar year 2010, the Company reinstated the matching contribution at the rate of fifty cents for each dollar contributed by employees up to 10% of the participant’s compensation for calendar year 2010. Such contributions are immediately and fully vested upon payment, typically in January for the prior calendar year. Any Company contributions made to the 401(k) accounts, or a United Kingdom pension account in the case of Mr. Warrington, of the Named Executive Officers are shown in the “All Other

Compensation” column of the Summary Compensation Table on page 16 below. Named Executive Officers participate in health and welfare benefit plans on the same terms as other partner employees.

Under the partner compensation program, the Company has a policy providing vesting of certain unvested equity upon retirement. If a partner, including a Named Executive Officer, retires at or after (i) age 62 or (ii) age 50 where such partner was a partner for at least five consecutive years, then the retiring partner’s unvested equity awards immediately and fully vest. The only exception is for unvested equity awards granted in the three years prior to retirement, in which case a pro-rata portion of the unvested equity vests based on the number of months elapsed between grant date and retirement date.

Employment, Severance and Change-in-Control Agreements

All employees sign standard employment agreements designed, among other things, to protect the confidential information of the Company and its clients and to impose certain non-solicitation obligations on employees during their employment and for a reasonable period after leaving the Company. Nevertheless, employees remain “at-will” employees and are not contractually entitled to severance or change-in-control benefits. The Named Executive Officers do not have specific or individually negotiated contracts, but have signed standard partner employment agreements.

The Company’s general policy on severance for partner-level employees, including Named Executive Officers, is to provide salary continuation for up to six months in the case of involuntary termination without cause. However, each case is reviewed on an individual basis and the Company may provide additional severance in the case of involuntary termination without cause or provide severance in a negotiated voluntary resignation situation where the Company believes it is in its interest to do so.

The Company does not have a policy regarding cash payments in the event of a change-in-control or “golden parachute” arrangements. However, the partner compensation program provides that, in respect of equity, in the event a partner is terminated within 18 months following a change-in-control, other than a termination for cause or one that is voluntary and not for “good reason”, such partner’s unvested equity shall be immediately and automatically vested.

Personal Benefits

The Named Executive Officers receive a limited number of personal benefits. The Company pays the premiums for employee life insurance policies which are payable to the employee’s choice of beneficiary. In addition, the Company pays the premiums for employee disability insurance coverage. Prior to calendar year 2010, the employee paid such disability premiums. The dollar value of such premiums for the Named Executive Officers are disclosed as a personal benefit.

In April 2009, the Committee terminated the Company’s policy of reimbursing Mr. Gutstein for his Chicago apartment, associated travel expenses and tax costs in order to remove these indirect compensation amounts and make his compensation package simpler to administer and more transparent. The Committee left in place the requirement that Mr. Gutstein maintain a Chicago residence. The Committee raised Mr. Gutstein’s base salary by $50,000 and now requires him to pay any such expenses out of his personal funds. Mr. Gutstein now bears the risk that his travel and lodging costs will rise and exceed the benefit he receives from his increase in base salary. This change took effect April 1, 2009.

The incremental cost of these personal benefits is disclosed in the “All Other Compensation” column of the Summary Compensation Table on page 16 below.

Equity Award Grant Practices

The Board of Directors has approved, upon the recommendation of the Committee, the Equity Compensation Award Policy and Grant Procedures to govern the granting of equity awards, including any made to Named Executive Officers and partners. This policy covers all equity compensation awards of any type, including restricted stock, restricted stock units, stock options and stock appreciation rights. The policy provides for three main types of grants to employees:

•	New hire grants made to employees based on a percentage of their starting base salary or based on a fixed dollar amount and granted on their start date;

•	Major promotion grants made to employees who achieve certain levels and granted generally in October when such promotions are made; and

•	Any special grants made upon the approval of the Committee.

The Committee approves all individual grants to executive officers and aggregate grants to partners. The grant date is the day of Committee action. The timing of an equity award is tied to Board, Committee or senior management approval, as determined according to the Equity Compensation Award Policy and Grant Procedures. The policy prohibits “backdating” or timing any award with the release of material non-public information. In addition, the Committee must approve any individual grants to employees outside of the new hire and promotion grants described above. For non-employee grants, the Committee has delegated limited authority to senior management to make such grants to key advisors or key independent contractors.

All equity awards are granted at fair market value. Equity awards granted to non-partner employees generally vest semi-annually over four years. Equity awards granted to partner employees, including partner promotion grants, generally vest semi-annually over five years. Equity awards are generally determined by dollar value, then converted into an equivalent number of equity units. For restricted stock units, the calculation uses the greater of the 10 day trailing average closing price or $6.55. The $6.55 minimum price represents the stock price at the time of the last partner annual equity awards in April 2008 before the change to the current compensation system and is intended to more evenly treat subsequent grants when the Company’s stock price has shown significant volatility. For stock appreciation rights, the dollar value is divided by the Black-Scholes value, which is calculated using an exercise price equal to the ten day trailing average stock price prior to the date of grant.

In addition to the standard equity policy applicable to all employees, partners (including Named Executive Officers) are also subject to the Company’s Insider Trading Policy and the Partners’ Equity Sales Program. The Insider Trading Policy prohibits, among other things, employees from trading in derivatives of Company stock, such as puts and calls. The objective of the Partners’ Equity Sales Program is to provide an orderly and disciplined market for the sale of partners’ shares of capital stock of the Company. The Program allows partners to sell their shares quarterly in conjunction with the Company’s policy of permitting trades only during specified periods occurring after the public release of quarterly earnings. Participants in the Program are required to provide their sale requests at the beginning of the trading window. The Company then instructs a broker to initiate the trades, if any, in brokers’ transactions during the trading window. The partners are also restricted by the Program from selling more than a minority amount of their shares in any given quarter. The Program is part of the Partners Operating Agreement which was filed with the SEC as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009.

Executive Equity Ownership Guidelines

The Company believes that the financial interests of its executives should be aligned with those of its stockholders. In addition to using awards of equity as a long-term retention incentive, the Company has established equity ownership guidelines for partners, including the Named Executive Officers. The current ownership guidelines require partners to maintain ownership of Company stock (or equity awards), including unvested equity, having a value equal to at least 10% of his or her then current base salary multiplied by the number of years such person has been a partner. Each of the Named Executive Officers currently meets or exceeds these guidelines. If a partner were to fail to meet these guidelines, then the Company could restrict such partner’s equity sales in the Partners’ Equity Sales Program and require such partner to purchase Company stock.

Executive Pay Adjustment or Recovery

The Company does not have a policy regarding the recovery of performance-based awards in the event of a financial statement restatement beyond the requirements of Section 304 of the Sarbanes-Oxley Act of 2002. Section 304 requires the chief executive and chief financial officers of a publicly held company to repay to the company certain amounts received by such officers if the company restates its financial statements as a result of financial reporting misconduct. The amounts to be repaid consist of (1) any bonus or other incentive-based or equity-based compensation received from the company during the 12-month period following the filing of the financial statements in question and (2) any profits realized from the sale of securities of the company during that 12-month period.

Section 162(m)

Section 162(m) of the Internal Revenue Code disallows a federal income tax deduction to publicly held companies for compensation paid to certain executives to the extent their compensation exceeds $1,000,000 in any fiscal year. The limitation applies only to compensation that is not considered “performance-based”. In order for incentive compensation to qualify as “performance-based” compensation under Section 162(m), the Company’s discretion to grant awards must be limited. At this time, the Company believes that the benefit of retaining the ability to exercise discretion under its incentive compensation plans outweighs the risk of loss of tax deductions under Section 162(m). As a result, the Company has not sought to qualify its incentive compensation plans under Section 162(m).

Fiscal Year 2010 Compensation Decisions

2010 Base Salaries

The Committee did not approve any increases or decreases to base salaries for fiscal year 2010 for the Named Executive Officers, other than for Mr. Gutstein. In connection with the Company ceasing to reimburse Mr. Gutstein for Chicago apartment costs, travel and related tax gross-ups starting April 1, 2009, the Committee raised Mr. Gutstein’s base salary on that date by $50,000, as discussed above on page 13 in the “Personal Benefits” section. At the close of the Company’s performance year ended September 30, 2009, the Committee made no further adjustments to the base salaries of the Named Executive Officers, with the exception of Mr. Gutstein, who was given a base salary increase from an annual rate of $675,000 to $725,000. The Committee considered several factors in its decision for such increase, including Mr. Gutstein’s leadership of the Company through a significant recession, his implementation of effective cost containment measures, his management of the partner group of employees and the global scope of his responsibilities.

2010 Cash Bonuses

The Board of Directors approved the change to a “performance year” from a fiscal year starting April 1, 2009. Taking into account Company and individual performance from that date to September 30, 2009, the Committee approved a cash bonus pool for the partners, including the Named Executive Officers. In the case of the Named Executive Officers, the Committee’s determination of individual amounts was based on its evaluation of the executive’s performance and overall Company performance. The Committee also considered the recommendations that Mr. Gutstein made with respect to the other Named Executive Officers. The amounts payable to the Named Executive Officers for performance in each of fiscal years 2008, 2009 and 2010 are shown in the Bonus column of the Summary Compensation Table below. The amounts shown for fiscal year 2010 for the annual cash bonus relate to the performance year ended September 30, 2009.

The Committee primarily considered the strong overall Company performance with increased revenue for the performance year over the prior period as well as the fact that no annual cash bonuses were paid to the Named Executive Officers in the prior two years. For Mr. Warrington and Mr. Weakland, the Committee considered their effective leadership of the Company’s international operations and the healthcare industry group, respectively. For Mr. Sviokla, the Committee considered his role in leading intellectual capital development efforts, his participation in revising the Company’s marketing approach and his client business development activities. For Mr. Bupp, the Committee considered his role in the Company’s cost containment initiatives, his leadership within the corporate operations group and his oversight of a strong balance sheet. For Mr. Gutstein, the Committee considered his leadership of the Company through a significant recession followed by strong growth in fiscal year 2010, the retention of partners and his development of such partners, as well as his execution of the Company’s overall strategic plans.

In addition to the annual bonuses, the Committee approved the Partner Focus Program, Quarterly Performance Bonus and Long-Term Incentive Bonus programs as described above. Any such amounts payable with respect to fiscal year 2010 are also shown in the Bonus Column of the Summary Compensation Table below and note 1 thereto.

2010 Equity Awards

In connection with the performance year ended September 30, 2009, the Committee did not approve any annual equity awards in conjunction with the Company’s transition to primarily cash-based bonus programs. However, consistent with the Company’s new compensation program, the Committee did award two types of equity to certain of the Named Executive Officers on October 15, 2009, major promotion grants and special grants.

The base salary increase for Mr. Gutstein noted above constituted a major level promotion under the Company’s salary schedule and therefore the Committee awarded Mr. Gutstein an equity grant of restricted stock units with a value of $291,876 that vest over five years. The Committee also awarded special equity grants to Mr. Gutstein of $177,977 and to Mr. Bupp of $50,853. These grants were in the form of restricted stock vesting over two years and were meant to reward them for their leadership and effectiveness in successfully guiding the Company through the global recession. The Company maintained positive cash flow despite the severe economic downturn and, coupled with its reasons for making the annual cash bonuses, the Committee decided to make these special grants.

Composition of Total Direct Compensation

As shown in the Supplemental Table below, the base salary and any cash bonus payments earned by the Named Executive Officers in the aggregate for fiscal year 2010 accounted for approximately 90% of their total direct compensation. The grant date fair value of the equity awards accounted for approximately 10% of total direct compensation in the aggregate.

Fiscal Year 2011 Compensation Decisions

The Committee has made no changes with respect to compensation for fiscal year 2011 or the performance year ended September 30, 2010 at the time of filing this Annual Report. The Committee anticipates making compensation decisions in early October 2010 for the performance year ended September 30, 2010.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation paid or awarded to each of the Named Executive Officers for the fiscal years ended March 31, 2008, 2009 and 2010. For a more thorough discussion of the executive compensation program, see the “Compensation Discussion and Analysis” section above. The footnotes to this table also contain important explanatory information concerning the amounts shown.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

Adam Gutstein President and CEO (5)	2010	700,000	407,000	469,853	—	28,593	1,605,446
	2009	625,000		409,425	126,000	127,212	1,287,637
	2008	625,000		405,414	—	119,677	1,150,091

Karl Bupp Chief Financial Officer	2010	475,000	348,500	50,853	—	12,463	886,816
	2009	475,000		303,600	110,250	18,910	907,760
	2008	475,000		299,034	—	3,310	777,344

John Sviokla Vice Chairman	2010	475,000	402,750	—	—	40,796	918,546
	2009	475,000	89,063	69,375	110,250	4,589	748,277
	2008	475,000		277,570	—	4,997	757,567

Stephen Warrington Vice President and Managing Partner — United Kingdom and India (6)	2010	435,662	344,265	—	—	12,373	792,300
	2009	470,013	88,128	79,781	108,675	19,124	765,722

Thomas Weakland Vice President and Managing Partner — Healthcare	2010	475,000	422,750	—	—	2,848	900,598
	2009	475,000	89,063	83,250	126,000	3,211	776,524

(1)	The fiscal year 2009 cash bonuses represent awards under the Partner Focus Program. The fiscal year 2010 amounts represent cash bonus awards as follows:

	Partner Focus Program	Quarterly Performance Bonus	Long-Term Performance Bonus	Annual Bonus	Total Cash Bonus
Mr. Gutstein	—	$70,000	$112,000	$225,000	$407,000
Mr. Bupp	—	$47,500	$ 76,000	$225,000	$348,500
Mr. Sviokla	$118,750	$47,500	$ 66,500	$170,000	$402,750
Mr. Warrington	$108,916	$43,566	$ 21,783	$170,000	$344,265
Mr. Weakland	$118,750	$47,500	$ 66,500	$190,000	$422,750

(2)	The amounts shown in this column represent the grant date fair value computed in accordance with FASB ASC Topic 718.

(3)	The amounts shown in this column represent the grant date fair value computed in accordance with FASB ASC Topic 718.
(4)	See “All Other Compensation Table” immediately following this table for detail on these amounts.
(5)	Mr. Gutstein’s salary for fiscal year 2010 was $675,000 from April 1, 2009 to September 30, 2009, and $725,000 from October 1, 2009 to March 31, 2010.
(6)	Mr. Warrington is a U.K. citizen working out of the Company’s London office. His compensation amounts have been converted from British pounds to U.S. dollars based on the average exchange rate for the fiscal year.

ALL OTHER COMPENSATION TABLE

The following table describes each component of the All Other Compensation column from the Summary Compensation Table.

Name and Principal Position	Fiscal Year	Life Insurance Premiums ($)(1)	Common Stock Dividends on Restricted Stock	Chicago Residence Expenses ($)(2)	Tax Gross- Up ($)	Long- Term Disability Insurance Premiums ($) (4)	Other ($)	Total ($)

Adam Gutstein President and CEO	2010	3,360	14,119	6,076	4,863 (3)	175	—	28,593
	2009	3,160	21,000	57,240	45,812 (3)	—	—	127,212
	2008	2,960	350	64,636	51,731 (3)	—	—	119,677

Karl Bupp Chief Financial Officer	2010	3,360	8,909	—	—	194	—	12,463
	2009	3,160	15,750	—	—	—	—	18,910
	2008	2,960	350	—	—	—	—	3,310

John Sviokla Vice Chairman	2010	4,901	—	—	35,729 (5)	166	—	40,796
	2009	4,589	—	—	—	—	—	4,589
	2008	4,319	350	—	328 (5)	—	—	4,997

Stephen Warrington Vice President and Managing Partner — United Kingdom and India	2010	3,223	—	—	—	—	9,150 (6)	12,373
	2009	3,219	—	—	—	—	15,905 (6)	19,124

Thomas Weakland Vice President and Managing Partner — Healthcare	2010	2,464	—	—	218 (5)	166	—	2,848
	2009	2,502	—	—	709 (5)	—	—	3,211

(1)	This amount represents the life insurance premium dollar values paid by the Company.
(2)	This amount represents expenses incurred by Mr. Gutstein to maintain a Chicago residence: apartment costs, travel between Chicago and his main residence as well as meals and incidental expenses while in Chicago. For more information, see “Other Elements of Compensation — Personal Benefits” above. Effective April 1, 2009, Mr. Gutstein is required to continue to maintain a Chicago residence but the Company no longer reimburses him for such costs or the associated taxes. The amount shown for fiscal year 2010 relates to the final month of fiscal year 2009 that was paid in the first month of fiscal year 2010.
(3)	This amount represents amounts provided by the Company to Mr. Gutstein since some of the items reimbursed by the Company pursuant to note (2) above may be taxable income to Mr. Gutstein under applicable tax laws. For more information, see “Other Elements of Compensation — Personal Benefits” above.
(4)	This amount represents the long-term disability insurance premium dollar values paid by the Company which was initiated in calendar year 2010.
(5)	This amount represents a state tax gross-up related to reimbursement for additional state income taxes incurred as a result of working outside of his home residence state. Such reimbursements are provided to all consulting personnel under Company policy.
(6)	Mr. Warrington is a U.K. citizen working out of the Company’s London office. This amount represents an employer contribution to his U.K. pension plan.

SUPPLEMENTAL TABLE — TOTAL DIRECT COMPENSATION

The following table describes total direct compensation(1) earned by the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Cash Bonuses ($)(2)	Stock and Option Awards ($)(3)	Total Direct Compensation ($)	Change from Prior Year (%)

Adam Gutstein President and CEO	2010	700,000	407,000	469,853	1,576,853	68.2%
	2009	625,000		312,300	937,300	10.5%
	2008	625,000		223,125	848,125	(21.7)%

Karl Bupp Chief Financial Officer	2010	475,000	348,500	50,853	874,353	23.3%
	2009	475,000		234,225	709,225	8.3%
	2008	475,000		179,625	654,625	(16.9)%

John Sviokla Vice Chairman	2010	475,000	402,750		877,750	55.6%
	2009	475,000	89,063		564,063	(13.8)%
	2008	475,000		179,625	654,625	(17.0)%

Stephen Warrington Vice President and Managing Partner — United Kingdom and India	2010	435,662	344,265		779,927	39.7%
	2009	470,013	88,128		558,141

Thomas Weakland Vice President and Managing Partner — Healthcare	2010	475,000	422,750		897,750	59.2%
	2009	475,000	89,063		564,063

(1)	Total direct compensation consists solely of salary, cash bonuses and equity award compensation related to the fiscal year shown (even if paid or granted after the close of the year) and does not include all elements of compensation shown in the Summary Compensation Table above. Because bonuses and equity awards may be received after the close of a fiscal year, such amounts may not match those shown in the Summary Compensation Table above. For more information, see “Principal Elements of Compensation and Total Direct Compensation — Total Direct Compensation” above.
(2)	Includes cash bonuses under the Partner Focus Program, Quarterly Performance Bonus Program, the Long-Term Performance Bonus Program and the Annual Bonus Program.
(3)	Represents the grant date fair value of the equity awards made with respect to each fiscal year in accordance with FASB ASC Topic 718. The amount is first calculated by dividing the equity award or grant value (expressed in gross dollar amount) by the 10 day trailing average closing price of Company common stock. This formula determines the number of units to be granted. To determine the grant date fair value of these units for financial reporting purposes, the number of units is then multiplied by the average of the high and low prices for the grant date. The value of stock appreciation rights granted with respect to performance in fiscal year 2008 (granted in April 2009) for FAS 123R purposes was $1.58, based on a Black-Scholes option pricing analysis.

2010 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information concerning each grant of an award made to a Named Executive Officer in fiscal year 2010 under any plan.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(1)

Adam Gutstein	10/15/2009	73,856			469,853

Karl Bupp	10/15/2009	7,386			50,853

(1)	Represents the grant date fair value of restricted stock units and restricted stock for Mr. Gutstein, and restricted stock for Mr. Bupp, under FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

Name	Option Awards(1)				Stock Awards(2)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)

Adam Gutstein	8,000	2,000	6.27	05/15/2011	193,856	1,521,770
	30,000	50,000	6.55	11/15/2012
	19,800		13.02	08/01/2010
	29,006	3,222	14.86	11/15/2010

Karl Bupp	8,000	2,000	6.27	05/15/2011	29,886	234,605
	26,250	43,750	6.55	11/15/2012
	14,300		13.02	08/01/2010
	26,342	2,926	14.86	11/15/2010

John Sviokla	8,000	2,000	6.27	05/15/2011
	26,250	43,750	6.55	11/15/2012
	24,375		13.02	08/1/2010
	19,343	2,149	14.86	11/15/2010

Stephen Warrington	9,200	2,300	6.27	05/15/2011
	25,875	43,125	6.55	11/15/2012
	8,096	899	14.86	11/15/2010

Thomas Weakland	8,000	2,000	6.27	05/15/2011
	30,000	50,000	6.55	11/15/2012
	31,256	3,472	14.86	11/15/2010

(1)	Option Awards include stock options and stock appreciation rights, both of which vest semi-annually over a five-year period, with the exception of those granted at exercise prices of $6.55 and $13.02, which vest semi-annually over a four and two year period, respectively.
(2)	Stock awards include restricted stock and restricted stock units, both of which vest semi-annually over a five-year period, with the exception of those granted to Mr. Gutstein on June 28, 2004 of 100,000 restricted stock units. For such units granted to Mr. Gutstein, they began vesting semi-annually over a five-year period commencing on November 15, 2009. In addition, the restricted stock unit grants dated April 11, 2008 vest semi-annually over a four-year period and the restricted stock special grants dated October 15, 2009 vest semi-annually over a two-year period.
(3)	This value is calculated using a closing price of $7.85 for Company stock on March 31, 2010.

2010 OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding stock options exercised by, and the shares of restricted stock or restricted stock units that vested for, each of the Named Executive Officers in the fiscal year ended March 31, 2010. The value of shares acquired upon exercise of stock options is based on the difference between the average of the high and low trading prices of the shares of the common stock on the exercise date and the exercise price. The value of restricted stock and restricted stock units realized upon vesting is based on the average of the high and low prices of the shares of common stock on the vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired Upon Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired Upon Vesting (#)	Value Realized on Vesting ($)
Adam Gutstein			42,248	249,133
Karl Bupp			24,226	131,121
John Sviokla			1,000	5,553
Stephen Warrington			11,500	86,423
Thomas Weakland			1,000	5,553

2010 PENSION BENEFITS

The Company does not have a plan that provides for payments or other benefits at, following, or in connection with retirement for its officers, directors or employees.

2010 NONQUALIFIED DEFERRED COMPENSATION

The Company does not have a nonqualified defined benefit or deferred compensation program for its officers or employees. The Company did establish a nonqualified deferred compensation program for non-employee directors in fiscal year 2007. Under such program, non-employee directors may defer all or part of their compensation until the director retires, dies or becomes disabled or otherwise no longer serves as a director. The directors are required to make their deferral elections annually.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

This section discloses the estimated payments as of March 31, 2010 that the Company would make to the Named Executive Officers under alternative scenarios in which their employment could terminate. These consist of payments the Company would make under the current severance policy and certain continuing benefits under the partner compensation program. There are no other agreements, arrangements or plans that entitle such executive officers to severance, perquisites or other enhanced benefits upon a termination of employment. The Company does not disclose payments or other benefits under the 401(k) retirement plan and health and welfare plans because all salaried employees are entitled to the same benefits under those plans.

Severance Policy

Under the March 31, 2010 severance policy (which may change without notice), the Company normally pays a severance benefit to a full-time employee whose employment is involuntarily terminated without cause. The severance benefit varies by level. For partners, including the Named Executive Officers, the benefit is up to six months of salary continuation plus a small transitional lump sum equal to approximately $10,000. The Company generally does not pay severance to an employee whose employment is terminated under other circumstances, including voluntary resignation or termination for cause. However, each situation is reviewed on a case-by-case basis, and the Company may provide additional severance in the case of involuntary termination without cause or provide severance in a negotiated voluntary resignation situation where the Company believes it is in its interest to do so. In order to receive severance payments from the Company, an individual is required to sign a customary liability release and abide by any continuing obligations to the Company in his or her employment agreement, such as confidentiality and non-solicitation provisions.

In the event that any of the Named Executive Officers were involuntarily terminated as of March 31, 2010 under the circumstances covered by the current severance policy, they would have received up to the following severance benefit: Mr. Gutstein, $372,500; Mr. Bupp, $247,500; Mr. Sviokla, $247,500; Mr. Warrington, $245,000; and Mr. Weakland, $247,500.

Equity Awards Policy; Partner Compensation Program

Pursuant to the Company’s Equity Compensation Awards Policy and Grant Procedures and the terms of the awards granted by the Compensation Committee, if an equity award recipient’s employment is terminated, some or the entire unvested portion of any equity award will terminate or be accelerated as detailed in the following table.

Type of Award	Voluntary Resignation or Termination With Cause	Involuntary Termination Without Cause
Stock Options and Stock Appreciation Rights	Unvested equity is cancelled.

All unvested equity awards granted for a lateral partner hire or partner promotion that are due to vest within one year of the separation date will vest as of the separation date. Unvested equity that was received while such individual was a partner is not subject to accelerated vesting.

For equity grants made prior to the time that such an individual became a partner, 50% of equity due to vest within one year of the separation date will vest as of the separation date, and 100% of equity due to vest within 45 days of the separation date will vest as of the separation date.

Restricted Stock and Restricted Stock Units	Unvested equity is cancelled.

Restrictions due to lapse within 45 days of the separation date will lapse on the separation date. In addition, a percentage of unvested equity that would have vested within 12 months of the separation date, had the individual not been terminated, will vest based on the employee’s years of service at the separation date as follows:

•     3-5 years of service - 25%

•     5-10 years of service - 50%

•     Greater than 10 years of service - 75%

In addition, under the partner compensation program, the Company has a policy of providing accelerated vesting of certain unvested equity upon death, disability or retirement (as defined). If a partner, including a Named Executive Officer, retires at or after (i) age 62 or (ii) age 50 where such partner was a partner for at least five consecutive years, then the retiring partner’s unvested equity awards immediately and fully vest. The only exception is for unvested equity awards granted in the three years prior to retirement, in which case a pro-rata portion of the unvested equity vests based on the number of months elapsed between grant date and retirement.

In the event any of the Named Executive Officers were to have died, become disabled, been terminated involuntarily without cause within 18 months of a change in control, or voluntarily resigned within 18 months of a change in control for good reason, as of March 31, 2010, the value (based on the closing price of $7.85 for the common stock on March 31, 2010) of the unvested portion of their equity awards that would have become vested would have been as follows: Mr. Gutstein, $1,593,573; Mr. Bupp, $297,844; Mr. Sviokla, $63,239; Mr. Warrington, $62,877; and Mr. Weakland, $71,803.

In the event any of the Named Executive Officers were to have retired as of March 31, 2010, the value (based on the closing price of $7.85 for the common stock on March 31, 2010) of the unvested portion of their equity awards that would have become vested would have been as follows: Mr. Sviokla, $42,655. Each of the other Named Executive Officers was under the age of 50 at that time, and therefore none of the unvested portion of their equity awards would have vested.

COMPENSATION AND RISK

We have reviewed our compensation policies and practices for our employees and have concluded that the risks arising from those policies and practices are not reasonably likely to have a material adverse effect on us.

DIRECTOR COMPENSATION

Compensation of Non-Employee Directors

The Board of Directors believes that competitive compensation arrangements are necessary to attract and retain qualified non-employee directors. Directors who are employees receive no additional compensation for serving on the Board. The key components of the director compensation program are an annual retainer of cash and equity and additional compensation to committee chairs, Audit Committee members, the Lead Director and the Chairman. In addition, the Company may pay additional compensation to directors for service on special committees requiring significant additional time.

The Company pays each non-employee director an annual retainer of $120,000, comprised of $60,000 in equity and $60,000 in cash. Non-employee directors who serve as chairs of standing committees receive an additional annual cash fee of $10,000, and Audit Committee members other than the chair receive an additional annual cash fee of $5,000 to reflect the greater number of meetings required of the Audit Committee. The Lead Director, currently Mr. Caldwell, receives an additional annual cash fee of $10,000. The Chairman, currently Mr. Bergstein, also receives an additional annual cash fee, which was $ 87,500 in fiscal year 2010. The Company reimburses the directors for customary business expenses incurred but does not pay any separate meeting fees.

The Company currently makes the annual awards of equity valued at $60,000 to the non-employee directors under the 2000 Stock Option Plan, as amended. Each non-employee director receives his or her equity award and annual cash fees promptly after the Company’s annual meeting except the Chairman’s additional fee of $87,500, which is paid in monthly installments. The number of shares or units included in any award is determined in the same manner as for Company employees. The equity award vests in full after one year.

Non-employee directors may defer all or part of their compensation until they retire, die or become disabled or otherwise no longer serve as a director. The directors are required to make their deferral elections annually. For calendar year 2010, Messrs. Moskow and Rubio chose to defer the receipt of any stock awards.

Director Equity Ownership Guidelines

Each of the directors is required to have an ownership stake in the Company. In addition, the Board’s guidelines for stock ownership provide that each non-employee Board member should acquire within four years of joining the Board, and retain, equity units or shares (including unvested equity) equal to $200,000 until he or she retires, dies or becomes disabled, or otherwise no longer serves as a director. As of March 31, 2010, each of the non-employee directors was in compliance with these ownership guidelines with the exception of Mr. Moskow who has been a Board member for less than three years and is expected to achieve such value within two years.

2010 Director Compensation Table

In fiscal year 2010, the Company provided the following compensation to non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(8)	Total ($)
Edward R. Anderson	65,000 (1)	63,319	128,319
Melvyn E. Bergstein	147,500 (2)	63,319	210,819
Donald R. Caldwell	75,000 (3)	63,319	138,319
Michael E. Mikolajczyk	75,000 (4)	63,319	138,319
Michael H. Moskow	75,000 (5)	63,319	138,319
Javier Rubio	60,000	63,319	123,319
Pauline A. Schneider	70,000 (6)	63,319	133,319
Samuel K. Skinner	60,000 (7)	63,319	123,319

(1)	Includes $5,000 for serving as a member of the Audit Committee.
(2)	Includes $ 87,500 received as an additional fee for serving as Chairman of the Board.
(3)	Includes $10,000 for serving as Lead Director and $5,000 for serving as a member of the Audit Committee.
(4)	Includes $10,000 for serving as the Chair of the Compensation Committee from September 22, 2009 to March 31, 2010 and $5,000 for serving as a member of the Audit Committee.
(5)	Includes $10,000 for serving as the Chair of the Nominating & Governance Committee from September 22, 2009 to March 31, 2010 and $5,000 for serving as a member of the Audit Committee.
(6)	Includes $10,000 for serving as the Chair of the Audit Committee.
(7)	Mr. Skinner retired from the Board on November 9, 2009.
(8)	During the fiscal year ended March 31, 2010, the non-employee directors received stock option grants which vest quarterly over one year from the date of grant as shown in the following table. The exercise price was determined on October 7, 2009 at the conclusion of the 10 day averaging period applicable to such grants.

Grant Date	Option Awards (#)	Exercise Price of Option Awards ($)	Grant Date Fair Value ($)
9/22/2009	26,244	6.56	63,319

As of March 31, 2010, the aggregate number of shares underlying option awards outstanding for each of our non-employee directors was as follows:

Name	Option Awards(1)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Edward R. Anderson	13,122	13,122	6.56	09/22/2015
	35,540	—	6.08	09/09/2014
	5,834	—	10.03	09/13/2011
	6,500	—	11.52	09/14/2010

Melvyn E. Bergstein	13,122	13,122	6.56	09/22/2015
	10,000	—	6.27	05/15/2011
	37,382	—	14.86	11/15/2010
	24,200	—	13.02	08/1/2010

Donald R. Caldwell	13,122	13,122	6.56	09/22/2015
	35,540	—	6.08	09/09/2014
	6,250	—	10.03	09/13/2011
	6,950	—	11.52	09/14/2010

Michael E. Mikolajczyk	13,122	13,122	6.56	09/22/2015
	35,540	—	6.08	09/09/2014

Michael H. Moskow	13,122	13,122	6.56	09/22/2015
	35,540	—	6.08	09/09/2014

Javier Rubio	13,122	13,122	6.56	09/22/2015
	35,540	—	6.08	09/09/2014
	5,000	—	10.03	09/13/2011

Pauline A. Schneider	13,122	13,122	6.56	09/22/2015
	35,540	—	6.08	09/09/2014
	5,417	—	10.03	09/13/2011
	6,050	—	11.52	09/14/2010

(1)	Option Awards include stock options and stock appreciation rights, both of which vest over a one-year period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND EXECUTIVE MANAGEMENT

The following table lists the beneficial ownership of those persons or groups known to the Company (based solely on filings with the SEC) to be the beneficial owner of more than five percent of the Company’s common stock (the Company’s only class of stock outstanding) as of May 31, 2010 (except as noted). As of May 31, 2010, there were 27,247,539 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Artisan Partners Holdings LP (2)
875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202	1,879,003	6.90

BlackRock, Inc. (3)
40 East 52nd Street, New York, NY 10022	4,505,063	16.53

(1)	Based on 27,247,539 shares of common stock issued and outstanding at May 31, 2010.
(2)	Based on a Schedule 13G/A filed with the SEC by Artisan Partners Holdings LP on January 8, 2010 on behalf of its affiliated group.
(3)	Based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on January 8, 2010 on behalf of its corporate group, whose investment advisor subsidiaries hold our common stock.

Directors, Director Nominees and Executive Officers

The following table lists the beneficial ownership of our common stock as of May 31, 2010 held by each director, nominee for director and Named Executive Officer as well as the directors, director nominees and all executive officers as a group. As of May 31, 2010, there were 28,128,179 shares of common stock issued and outstanding (including restricted stock and restricted stock units subject to vesting based on continued service for the listed beneficial owners as well as shares the beneficial owners may acquire upon exercise of stock options and stock appreciation rights within 60 days after May 31, 2010). Except as otherwise indicated below, the persons listed in the table have sole voting and investment power with respect to the securities indicated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Edward R. Anderson	91,981	*
Melvyn E. Bergstein	1,149,221	4.1
Karl E. Bupp	526,550	1.9
Donald R. Caldwell	121,269	*
Adam J. Gutstein	629,233	2.2
Michael E. Mikolajczyk	357,007	1.3
Michael H. Moskow	63,420	*
Javier Rubio	1,380,264	4.9
Pauline A. Schneider	89,788	*
John J. Sviokla	178,172	*
Stephen Warrington	92,664	*
Thomas E. Weakland	187,675	*

All directors, director nominees and executive officers as a group (12 persons)	4,867,244	17.3

*	Represents less than 1% of issued and outstanding shares of common stock.
(1)	Includes restricted stock and restricted stock units subject to vesting based on continued service as well as shares the beneficial owner may acquire upon exercise of stock options and stock appreciation rights within 60 days after May 31, 2010 as shown in the Total Beneficial Ownership Detail table below.
(2)	Based on 28,128,179 shares of common stock issued and outstanding, which includes restricted stock and restricted stock units subject to vesting based on continued service for the listed beneficial owners as well as shares the beneficial owners may acquire upon exercise of stock options and stock appreciation rights within 60 days after May 31, 2010.

Total Beneficial Ownership Detail:

Name of Beneficial Owner	Stock	Stock Options/ Stock Appreciation Rights	Total
Edward R. Anderson	24,424	67,557	91,981
Melvyn E. Bergstein	1,057,956	91,265	1,149,221
Karl E. Bupp	438,982	87,568	526,550
Donald R. Caldwell	52,846	68,423	121,269
Adam J. Gutstein	528,205	101,028	629,233
Michael E. Mikolajczyk	301,784	55,223	357,007
Michael H. Moskow	8,197	55,223	63,420
Javier Rubio	1,320,041	60,223	1,380,264
Pauline A. Schneider	23,098	66,690	89,788
John J. Sviokla	88,305	89,867	178,172
Stephen Warrington	38,819	53,845	92,664
Thomas E. Weakland	103,947	83,728	187,675

All directors, director nominees and executive officers as a group (12 persons)	3,986,604	880,640	4,867,244

RELATED STOCKHOLDER MATTERS

The following table summarizes information about the Company’s equity incentive plans as of March 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )		( b )		( c )

Equity compensation plans approved by security holders	5,506,018	(1)	$8.11	(2)	7,931,178	(3)
Equity compensation plans not approved by security holders	--		--		--

Total	5,506,018				7,931,178

(1)	Includes 1,185,369 shares issuable upon vesting of outstanding Stock Awards, 3,741,940 stock-settled stock appreciation rights, and 578,709 Stock Options.
(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding Stock Awards which have no exercise price.
(3)	Includes 2,172,355 shares available for future issuance under the Company’s Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions is set forth in Note (17) to the Consolidated Financial Statements included in this Annual Report, as originally filed, and as set forth below.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Nominating & Governance Committee reviews and approves, ratifies or disapproves of any proposed transactions or courses of dealings with the Company where executive officers, directors or members of their immediate families, or holders of five percent or more of the common stock or members of their immediate families, have an interest (including all transactions required to be disclosed pursuant to the SEC’s related transactions disclosure requirements). Once approved, the Audit Committee reviews such related party transactions including, but not limited to, director compensation and expense reimbursement, executive officer perquisites, private aircraft expense reimbursement and any Company revenue or expense related to any executive officers, directors or members of their immediate families or holders of five percent or more of the common stock or members of their immediate families. The Audit and Nominating & Governance Committees do not maintain a minimum threshold for review and consider any applicable SEC regulations, NASDAQ rules and any impact on the independence of the Company and/or the other party and exercises their best business judgment in reviewing these items.

DIRECTOR INDEPENDENCE

The Company’s Restated Certificate of Incorporation and its By-Laws permit the Board to establish the authorized number of directors within a range of between five (5) and fifteen (15) members, and nine (9) directors are currently authorized. Currently, the Board has an Audit, Compensation and Nominating & Governance Committee. All members of these Committees are non-employee directors and the Board has determined that all such directors, namely Messrs. Anderson, Caldwell, Mikolajczyk, Moskow, Rubio and Ms. Schneider are “independent” as defined in the applicable listing standards of NASDAQ. In making its determination, the Board considered the standards of independence set forth in the NASDAQ listing standards and all relevant facts and circumstances to ascertain whether there was any relationship between a director and the Company that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director, or any material relationship with the Company (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company). The Board also considered the following: (i) a longstanding financial investment by Mr. Bergstein, Chairman of the Board, in an investment fund for which Mr. Caldwell performs certain management duties and owns an interest; (ii) board seats held by directors at other business services companies which are not considered to be competitors of the Company; and (iii) fees of $40,455 received by the Company in fiscal year 2008 for consulting work performed by the Company for entities in which Mr. Rubio has an ownership interest (such fees were $0 in fiscal years 2009 and 2010). The Board concluded that none of the relationships identified above were inconsistent with the NASDAQ categories of independence and such relationships did not impair the independence of the respective directors.

Item 14.	Principal Accounting Fees and Services

KPMG LLP, the Company’s independent registered public accounting firm, audited the Company’s financial statements for the fiscal year ended March 31, 2010. KPMG LLP received fees for such professional audit services as well as certain other services.

The fees for services provided by KPMG LLP to the Company (all of which were pre-approved by the Audit Committee) in fiscal years 2010 and 2009 were as follows:

	Fiscal Year 2010	Fiscal Year 2009
Audit Fees	$ 579,397	$ 594,310
Audit-Related Fees	0	0
Tax Fees	111,319	84,797
All Other Fees	0	0
Total	$ 690,716	$ 679,107

Audit Fees are fees for the annual financial statement audit, quarterly financial statement reviews, any audits required by regulatory bodies, statutory audits and comfort letters.

Audit-Related Fees are fees for assurance and related services reasonably related to the audit that are not included in the audit fees category. This would include items such as benefit plan audits if KPMG LLP were retained for such services.

Tax Fees include charges for various federal, state, local and international tax compliance and research projects.

All Other Fees would include fees paid to KPMG LLP which are not included in the previous categories.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy for services to be performed by KPMG LLP. Under this policy, the Audit Committee approves specific engagements that have been presented in reasonable detail before services are undertaken. The Audit Committee reviewed and pre-approved all services of KPMG LLP detailed in the table above in accordance with the Committee’s policy. The Audit Committee does not use a “de minimis” exception to pre-approval that is available under SEC rules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.

By:	/s/ ADAM J. GUTSTEIN
Adam J. Gutstein
President and Chief Executive Officer
Date:	July 29, 2010