Form 10-Q
period 2010-06-30
DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
filed 2010-08-04
CIK 924940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of July 31, 2010, there were 27,406,182 shares of Common Stock of the Registrant outstanding.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	June 30,
	2010	2010
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$55,834	$60,204
Restricted Cash	4,104	4,104
Accounts receivable, net of allowance of $477 and $510 as of March 31, 2010 and June 30, 2010, respectively	22,947	21,378
Income taxes receivable	—	2,682
Deferred tax asset, net — current portion	6,888	2,754
Prepaid expenses	1,594	1,822
Other current assets	1,472	1,414

Total current assets	92,839	94,358

Computers, equipment, leasehold improvements and software, net	3,667	3,858
Deferred tax asset, net — long-term portion	7,911	7,237
Other assets	1,584	1,316

Total assets	$106,001	$106,769

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,613	$3,922
Accrued compensation	17,741	22,044
Deferred revenue	1,358	1,156
Income taxes payable — current portion	2,752	—
Accrued benefits	2,355	2,986
Other accrued liabilities	4,274	4,753

Total current liabilities	34,093	34,861

Deferred rent — long term portion	1,613	1,573
Accrued income tax liabilities — long-term portion	585	585

Total liabilities	36,291	37,019

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $1.00 par value, 2,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 100,000 shares authorized, 40,082 shares issued as of March 31, 2010 and June 30, 2010	40	40
Additional paid-in capital	615,467	614,354
Accumulated other comprehensive loss	(4,423)	(4,593)
Accumulated deficit	(437,517)	(436,665)

	173,567	173,136

Less Common Stock in treasury, at cost, 12,830 and 12,804 shares held at March 31, 2010 and June 30, 2010, respectively	103,857	103,386

Total stockholders’ equity	69,710	69,750

Total liabilities and stockholders’ equity	$106,001	$106,769

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Three Months
	Ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)
Revenue:
Net revenue	$37,892	$52,002
Reimbursable expenses	7,080	9,171

Total revenue	44,972	61,173

Project personnel expenses:
Project personnel costs before reimbursable expenses	28,621	35,740
Reimbursable expenses	7,080	9,171

Total project personnel expenses	35,701	44,911

Gross margin	9,271	16,262

Other operating expenses:
Professional development and recruiting	706	2,133
Marketing and sales	541	804
Management and administrative support	6,103	6,925

Total other operating expenses	7,350	9,862

Income from operations	1,921	6,400

Other expense, net	(19)	(57)

Income from continuing operations before income taxes	1,902	6,343

Income tax expense	1,055	3,037

Income from continuing operations after income taxes	847	3,306

Discontinued operations:
Income from discontinued operations, net of income taxes	85	—

Net income	932	3,306
Foreign currency translation adjustments	418	(158)
Unrealized gain (loss) on investment	7	(12)

Comprehensive income	$1,357	$3,136

Basic income per share of common stock:
Income from continuing operations	$0.03	$0.12
Income from discontinued operations	0.00	—

Net income	$0.03	$0.12

Diluted income per share of common stock:
Income from continuing operations	$0.03	$0.12
Income from discontinued operations	0.00	—

Net income	$0.03	$0.12

Shares used in computing basic income per share of common stock	27,273	27,105

Shares used in computing diluted income per share of common stock	27,369	28,394
The following amounts of stock-based compensation expense (“SBC”) are included in each of the respective expense categories reported above:

	For the Three Months
	Ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)

Project personnel costs before reimbursable expenses	$842	$840
Professional development and recruiting	12	13
Marketing and sales	90	107
Management and administrative support	373	367

Total SBC	$1,317	$1,327

See accompanying notes to condensed consolidated financial statements.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$932	$3,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489	431
Stock-based compensation	1,317	1,327
Deferred income taxes	6,839	4,786
Excess tax benefits from employee stock plans	(5)	(324)
Changes in assets and liabilities:
Accounts receivable	1,020	1,549
Prepaid expenses and other	(110)	(316)
Accounts payable	(904)	(1,512)
Accrued compensation	331	4,298
Income taxes payable / receivable	(6,512)	(5,283)
Other assets and liabilities	677	1,304

Net cash provided by operating activities	4,074	9,566

Cash flows from investing activities:
Increase in restricted cash	(2)	—
Capital expenditures, net	(480)	(816)

Net cash used in investing activities	(482)	(816)

Cash flows from financing activities:
Stock option and employee stock purchase plan proceeds	397	443
Payment of employee withholding taxes from equity transactions	(106)	(612)
Common stock cash dividends	(1,921)	(2,453)
Excess tax benefits from employee stock plans	5	324
Purchase of treasury stock	(280)	(1,963)

Net cash used in financing activities	(1,905)	(4,261)

Effect of exchange rate changes on cash	276	(119)

Net increase in cash and cash equivalents	1,963	4,370

Cash and cash equivalents at beginning of period	46,112	55,834

Cash and cash equivalents at end of period	$48,075	$60,204

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35	$1
Cash paid during the period for income taxes	$653	$3,539
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
In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments are of a normal and recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), for interim financial information. Consequently, these statements do not include all the disclosures normally required by GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, for additional disclosures, including a summary of the Company’s accounting policies, which have not changed except as discussed in Note (H) below. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates. The consolidated results of operations for the three months ended June 30, 2010, are not necessarily indicative of results for the full fiscal year.
B. Restricted Cash
The Company initially deposited $5.5 million in a U.S. Dollar denominated bank account during the fourth quarter of fiscal year 2006 to support the 4.3 million Euros bank guarantee described in Note (C) below. Based upon the terms of the restrictions on the use of the pledged cash, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets. As a result of a favorable ruling received in the fourth quarter of fiscal year 2010, the $4.1 million of restricted cash is classified as a current asset at March 31, 2010, and June 30, 2010. In July 2010, the cash restriction was removed and the cash was released.
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the fourth quarter of fiscal year 2010, the Spanish tax authorities ruled in favor of the Company on the assessed penalties related to the remaining tax assessments under appeal. As a result, the remaining $0.4 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2010. During the first quarter of fiscal year 2011, the Spanish tax authorities ruled in favor of the Company on the remaining underlying tax assessment. Based on the favorable rulings, the $4.1 million of restricted cash is classified as a current asset at March 31, 2010, and June 30, 2010. In July 2010, the cash restriction was removed and the cash was released.
The Company holds shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable rulings on the assessments that were appealed, the Company is in the process of releasing the shares as part of the favorable conclusion of the tax assessments. The Company recorded a net $0.1 million benefit in the fourth quarter of fiscal year 2010, which reflected the $0.4 million reversal of the indemnification obligation discussed above, offset by the expected release of the remaining escrow shares of $0.3 million.
D. Income Taxes
The Company recorded income tax expense of $3.0 million, which represents a 48% effective income tax rate, in the quarter ended June 30, 2010, compared to income tax expense of $1.1 million, a 55% effective income tax rate, in the quarter ended June 30, 2009. The effective tax rate decreased in the quarter ended June 30, 2010, due to an increase in pre-tax income relative to the corresponding period in the prior fiscal year, which resulted in permanent differences representing a smaller percentage of income. In the quarters ended June 30, 2009 and 2010, the Company incurred international losses in India where, due to ongoing losses and valuation allowances on related deferred tax assets, the Company currently does not recognize a tax benefit. This caused a significant difference between the reported effective tax rate and the statutory tax rate.
The Company has deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in international jurisdictions. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of June 30, 2010, the remaining valuation allowance against deferred tax assets was $3.0 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.
E. Income Per Share
Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding and, where dilutive, the assumed exercise of stock options and stock appreciation rights (“SARs”) and vesting of restricted stock and restricted stock units (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted income per share for the three months ended June 30, 2009 and 2010 (in thousands):

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended June 30,
	2009	2010
Shares used in computing basic income per share	27,273	27,105
Dilutive effect of stock options, SARs and restricted stock/units	96	1,289

Shares used in computing diluted income per share	27,369	28,394

Antidilutive securities not included in dilutive income per share calculation	6,100	902

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
Data regarding net revenue based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months
	Ended June 30,
	2009	2010
Net revenue:
North America	$34,393	$47,307
United Kingdom and India	3,499	4,695

Total net revenue	$37,892	$52,002

The segregation of revenue by geographic region is based upon the location of the legal entity performing the services. The Company had no clients that accounted for over 10% of revenue during the three months ended June 30, 2009. The Company had one client that accounted for over 10% of revenue during the three months ended June 30, 2010.
Data regarding long-lived assets based on the geographic regions in which the Company operates is presented below for the periods presented in the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	June 30,
	2010	2010
Long-lived assets:
North America	$4,741	$4,629
United Kingdom and India	615	544

Total long-lived assets	$5,356	$5,173

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
G. Dividends
The Board declared the following quarterly cash dividend during the three months ended June 30, 2009, and June 30, 2010:

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2010
Declaration date	June 1, 2009	May 5, 2010
Per share dividend	$0.07	$0.09
Record date	June 10, 2009	June 1, 2010
Total amount (in thousands)	$1,921	$2,453
Payment date	June 18, 2009	June 11, 2010
H. Recent Accounting Pronouncements
Effective April 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures about recurring or nonrecurring fair value measurements and provides clarification over certain existing fair value measurement disclosure requirements. The adoption of ASU 2010-06 did not have an impact on the Company’s financial condition or results of operations.
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
J. Subsequent Event
On July 29, 2010, the Board declared a quarterly cash dividend of $0.09 per share of common stock payable on September 15, 2010, to shareholders of record at the close of business on September 1, 2010.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
The following information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” below. We use the terms “we,” “our,” “us,” “the Company” and “Diamond” in this report to refer to Diamond Management & Technology Consultants, Inc. and its wholly-owned subsidiaries.
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
During the quarter ended June 30, 2010, we generated net revenue of $52.0 million from 67 clients. At June 30, 2010, we employed 532 consultants and 120 operations employees. Our operations are comprised of six offices in North America, Europe and Asia, which include Chicago, Hartford, London, Mumbai, New York City and Washington, D.C.
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
The largest portion of our operating expenses consists of project personnel costs. Project personnel costs before reimbursable expenses consist of payroll costs, variable incentive compensation, stock-based compensation expense, and related benefits expense associated with our consulting staff. Other expenses included in project personnel costs before reimbursable expenses are non-billable travel, third-party vendor payments, and other non-billable costs associated with the delivery of services to our clients. Net revenue less project personnel costs before reimbursable expenses (“gross margin”) is considered by management to be an important measure of our operating performance and is driven largely by the chargeability of our consultant base, the prices we charge to our clients, project personnel compensation costs, and the level of non-billable costs associated with securing new client engagements and developing new service offerings.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Gross margin increased $7.0 million, or 75%, in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 primarily due to a $14.1 million increase in net revenue partially offset by a $7.1 million increase in project personnel costs before reimbursable expenses as discussed below under “Project Personnel Costs”. Our project personnel headcount was 532 at June 30, 2010, compared to 441 at June 30, 2009. Our annualized net revenue per practice professional was $393 thousand for the first quarter of fiscal year 2011 compared to $335 thousand for the first quarter of fiscal year 2010. The increase compared to the quarter ended June 30, 2009, is primarily due to the increase in net revenue and higher realized billing rates.
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
Management believes that income from operations, which is gross margin less other operating expenses, is an important measure of our operating performance. Income from operations was $6.4 million in the first quarter of fiscal year 2011 compared to $1.9 million in the first quarter of fiscal year 2010, an increase of $4.5 million. The increase is primarily due to the $7.0 million increase in gross margin discussed above partially offset by an increase in training and recruiting costs, an increase in variable compensation expense, and an increase in marketing costs.
We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry, and that our overhead costs are aligned with our revenue level. In addition, we regularly monitor the progress of client projects with client senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements for new engagements. However, a rapid decline in the demand for the professional services that we provide could result in lower utilization of our professionals than we planned. In addition, because most of our client engagements are terminable by our clients without penalty, an unanticipated termination of a client project could require us to maintain underutilized employees. While professional staff levels must be adjusted to reflect active engagements, we must also maintain a sufficient number of senior professionals to oversee existing client engagements and participate in our sales efforts to secure new client assignments. Our utilization rate for the first quarter of fiscal year 2011 increased to 75% compared to 74% in the first quarter of fiscal year 2010.
Free cash flow was $8.8 million for the three months ended June 30, 2010. Management believes that the free cash flow metric, which is a non-GAAP measure, defined as net cash provided by operating activities of $9.6 million net of capital expenditures of $0.8 million, provides a consistent metric from which the performance of the business may be monitored.
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

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Recent Accounting Pronouncements
See Note (H) to the condensed consolidated financial statements for accounting pronouncements adopted during the first quarter of fiscal year 2011.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For a description of the significant accounting policies which we believe are the most critical to aid in understanding and evaluating our reported financial position and results, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Revenue
Net revenue increased $14.1 million, or 37%, in the quarter ended June 30, 2010, as compared to the same period in the prior fiscal year. The increase was primarily due to further penetration of existing clients and the addition of new client relationships. We served 67 clients during the first quarter of fiscal year 2011 compared to 61 clients during the first quarter of the prior fiscal year. Average net revenue per client increased to $0.8 million during the first quarter of fiscal year 2011, as compared to $0.6 million during the first quarter of the prior fiscal year.
Revenue from new clients (defined as clients that generated revenue in the current period but were absent from the prior period) accounted for 3% of revenue during the quarter ended June 30, 2010, and 6% of revenue during quarter ended June 30, 2009. For the quarters ended June 30, 2009 and 2010, billed fee revenue and new client revenue mix by the industries that we serve was as follows:

	Billed Fee Revenue		New Client Revenue
	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
Industry	2009	2010	2009	2010
Financial Services	33%	30%	54%	42%
Insurance	24%	26%	30%	1%
Healthcare	19%	21%	12%	29%
Enterprise	18%	19%	3%	21%
Public Sector	6%	4%	1%	7%

	100%	100%	100%	100%

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Operating Expenses
Project Personnel Costs
Project personnel costs before reimbursable expenses increased $7.1 million, or 25%, during the quarter ended June 30, 2010, as compared to the same period in the prior fiscal year. This increase was primarily caused by an increase in compensation costs associated with an increase in headcount and an increase in variable compensation. As a percentage of net revenue, project personnel costs before reimbursable expenses decreased to 69% during the quarter ended June 30, 2010, compared to 76% in the same period in the prior fiscal year. This decrease was primarily due to higher realized billing rates and higher chargeability of our project personnel staff.
The following table summarizes practice personnel data for quarters ended June 30, 2009 and 2010:

	For the Three Months
	Ended June 30,
	2009	2010
Practice headcount	441	532
Annualized net revenue per practice professional (in thousands)	$335	$393
Chargeability	74%	75%
Annualized voluntary attrition	13%	17%
Total annualized attrition (1)	34%	20%

(1)	Defined as voluntary attrition plus Company initiated attrition.
Professional Development and Recruiting
Professional development and recruiting expenses increased $1.4 million, or 202%, during the quarter ended June 30, 2010, as compared to the same period in the prior fiscal year. The increase was primarily due to costs incurred in the first quarter of fiscal year 2011 for a firm-wide training event, an increase in new hire training costs, and higher costs associated with the recruitment and on boarding of our project personnel. The costs incurred to recruit consultants include travel and lodging costs for our consultants and recruiting staff, travel expense reimbursements for candidates, costs related to our summer intern program and sourcing fees related to non-campus searches.
Marketing and Sales
Marketing and sales expenses increased $0.3 million, or 49%, during the quarter ended June 30, 2010, as compared to the same period in the prior fiscal year. The increase was primarily due to an increase in costs related to increasing our brand awareness.
Management and Administrative Support
Management and administrative support expenses increased $0.8 million, or 14%, during the quarter ended June 30, 2010, as compared to the same period in the prior fiscal year. This increase was primarily due to an increase in variable compensation expense.
Other Income, Net
Other income (expense), did not change significantly during the quarter ended June 30, 2010, as compared to the same period in the prior fiscal year.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Income Tax Expense
We recorded income tax expense of $3.0 million, which represents a 48% effective income tax rate, in the quarter ended June 30, 2010, compared to income tax expense of $1.1 million, a 55% effective income tax rate, in the quarter ended June 30, 2009. The effective tax rate decreased in the quarter ended June 30, 2010, due to an increase in pre-tax income relative to the corresponding period in the prior fiscal year, which resulted in permanent differences representing a smaller percentage of income. We incurred international losses in India where, due to ongoing losses and valuation allowances on related international deferred tax assets, we currently do not recognize a tax benefit. This caused a significant difference between the reported effective tax rate and the statutory tax rate.
We have deferred tax assets which have arisen primarily as a result of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements as well as operating losses incurred in international jurisdictions. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Management judgment is required in determining any valuation allowance recorded against the gross deferred tax assets. As of June 30, 2010, the remaining valuation allowance against deferred tax assets was $3.0 million attributable to net operating loss carryforwards in foreign and certain state jurisdictions, as well as U.S. federal capital loss carryforwards.
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
During the fourth quarter of fiscal year 2010, the Spanish tax authorities ruled in favor of the Company on the assessed penalties related to the remaining tax assessments under appeal. As a result, the remaining $0.4 million of the indemnification obligation was reversed during the fourth quarter of fiscal year 2010. During the first quarter of fiscal year 2011, the Spanish tax authorities ruled in favor of the Company on the remaining underlying tax assessment. Based on the favorable rulings, the $4.1 million of restricted cash is classified as a current asset at March 31, 2010, and June 30,2010. In July 2010, the cash restriction was removed and the cash was released.
The Company holds shares of Diamond’s Common Stock beneficially owned by third parties in an escrow account for the benefit of recovering from the third parties a portion of any payments made by the Company under the tax indemnification obligation from the sale transaction. As a result of the favorable rulings on the assessments that were appealed, the Company is in the process of releasing the shares as part of the favorable conclusion of the tax assessments. The Company recorded a net $0.1 million benefit in the fourth quarter of fiscal year 2010, which reflected the $0.4 million reversal of the indemnification obligation discussed above, offset by the expected release of the remaining escrow shares of $0.3 million.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Liquidity and Capital Resources
The following table describes our liquidity and financial position as of June 30, 2009 and 2010:

	June 30,
	2009	2010
	(in millions)
Working capital (1)	$51.8	$59.5
Cash and cash equivalents (1)	$48.1	$60.2
Non-utilized bank credit facilities	$17.8	$12.3
Stockholders’ equity (1)	$64.8	$69.8

(1)
The change in working capital, cash and cash equivalents, and stockholders’ equity as of June 30, 2010, as compared to June 30, 2009, is primarily related to increased net income and positive operating cash flows during the twelve month period, partially offset by cash used for our share repurchase and dividend programs.

(2)
The decrease in unutilized bank credit facilities as of June 30, 2010, as compared to June 30, 2009, is due to the expiration of the JP Morgan Chase Bank, N.A. credit agreement and the commencement of our Harris N.A. credit agreement on July 31, 2009. Our total borrowing capacity under the Harris N.A. credit agreement is $12.5 million reduced by outstanding letters of credit totaling $0.2 million as of June 30, 2010, compared to a total borrowing capacity under the JP Morgan Chase Bank, N.A. credit agreement of $20.0 million reduced by outstanding letters of credit totaling $2.2 million as of June 30, 2009. We have never borrowed against either line of credit.

Over the past several years, our principal sources of liquidity have consisted of our existing cash and cash equivalents and cash flow from operations. We anticipate that these sources will provide sufficient liquidity to fund our operating, capital, stock repurchase program and Common Stock dividend requirements at least through fiscal year 2012. These internal sources of liquidity have been adequate to support our operating and capital expenditure requirements as well as to provide the funding needed for our stock repurchase program.
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
The annual interest rate under this credit agreement is at the Company’s option, LIBOR plus one hundred and twenty five basis points or a base rate. The base rate is generally defined as the greatest of: a) the prime rate, b) the sum of the Federal Funds rate plus one half of one percent, or c) the one month LIBOR rate plus one hundred basis points. The Company agrees to pay an annual commitment fee to Harris Bank equal to one-quarter of one percent on the unused credit facility from August 1, 2009, through the termination date of the agreement. Pursuant to the terms of the agreement, outstanding letters of credit issued by Harris Bank for the Company cannot exceed $2.5 million and any outstanding obligations under the line of credit are secured by substantially all of the Company’s assets. As of June 30, 2010, the Company had letters of credit outstanding totaling $0.2 million and there have been no cash borrowings against the line of credit since it was established. The Harris Bank credit agreement expires July 31, 2011.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
As of June 30, 2009, and through July 31, 2009, the Company maintained a revolving line of credit pursuant to the terms of a credit agreement with JP Morgan Chase Bank, N.A. (“Chase Bank”) under which the Company could borrow up to $20.0 million. On July 31, 2009, this credit agreement was replaced by the credit agreement with Harris Bank discussed above. Under the Chase Bank credit agreement, the Company was required to adhere to financial covenants. The Chase Bank credit agreement expired on July 31, 2009. The Company never borrowed cash against this line of credit during the two years it was in effect.
Cash Flows from Operating Activities
During the three months ended June 30, 2010, net cash provided by operating activities was $9.6 million primarily resulting from the net income reported for the period, adjusted for depreciation and stock-based compensation expense, and the increase in accrued compensation, partially offset by the net change in deferred income taxes and income taxes payable/receivable. The decrease in deferred income tax assets was primarily due to the timing of the income tax deduction for accrued variable compensation expense, which became deductible in the first quarter of fiscal year 2011. This decrease was offset by an increase in income taxes receivable, primarily related to the income tax deduction discussed above and income tax deposits paid in the first quarter of fiscal year 2011.
Our billings for the three months ended June 30, 2010, totaled $61.6 million compared to $45.5 million for the three months ended June 30, 2009. The increase in billings is due to an increase in net revenue and reimbursable expenses as a result of increased project personnel headcount. These amounts include value added tax (“VAT”) and billings to clients for reimbursable expenses (which are not included in net revenue). Our gross accounts receivable balance of $21.9 million at June 30, 2010, represented 32 days of billings for the quarter ended June 30, 2010. At June 30, 2009, the gross receivable balance was $15.6 million which represented 31 days of billings for the quarter ended June 30, 2009. The increase in accounts receivable at June 30, 2010, as compared to June 30, 2009, was principally due to increased total revenue during the quarter ended June 30, 2010. An increase or decrease in accounts receivable and days of billings in accounts receivable between periods is primarily the result of the timing of the collection of payments and issuance of invoices, and therefore, we do not believe it is indicative of a trend in the business.
Cash Flows from Investing Activities
Cash used in investing activities was $0.8 million for the three months ended June 30, 2010, primarily related to capital expenditures which consisted of purchases of computer hardware and software licenses.
Cash Flows from Financing Activities
Cash used in financing activities was $4.3 million for three months ended June 30, 2010, primarily due to the payment of common stock cash dividends and the purchase of treasury stock.
Contractual Obligations
There have been no material changes to the table presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Off Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements that would have a material current or future impact on our financial condition or results of operations.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Treasury Stock Transactions
The Board has authorized, from time to time, the repurchase of our Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. During the quarter ended June 30, 2010, we repurchased approximately 0.2 million shares at an average price of $8.19. As of June 30, 2010, the amount available for repurchase under the Buy-back Program was $20.1 million.
Summary
We believe that our current cash balances, existing lines of credit, and cash flow from existing and future operations will be sufficient to fund our operating requirements at least through fiscal year 2012. In addition, we could consider seeking additional public or private debt or equity financing to fund future growth opportunities. However, there is no assurance that such financing would be available to us on acceptable terms, or at all.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This information is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. There have been no material changes to the Company’s market risk during the three months ended June 30, 2010.
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
Item 1A. Risk Factors
There have been no material changes to our Risk Factors as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The Board has authorized, from time to time, the repurchase of the Company’s Common Stock in the open market or through privately negotiated transactions. During the period beginning with the inception of the Buy-back Program in October 1998 until the meeting of directors on September 14, 2004, the Board had authorized the repurchase of up to 6.0 million shares, of which 5.3 million shares were repurchased at an aggregate cost of $70.5 million as of September 14, 2004. At the meeting of directors on September 14, 2004, the Board restated the aggregate amount of repurchases that could be made under the Buy-back Program to be based on a maximum dollar amount rather than a maximum number of shares. The authorization approved the repurchase of shares under the Buy-back Program having an aggregate market value of no more than $25.0 million. In April 2005, July 2006, March 2007 and February 2008, the Board authorized the repurchase of an additional $50.0 million, $35.0 million, $50.0 million and $25.0 million, respectively, of shares of the Company’s outstanding Common Stock under the existing Buy-back Program, resulting in an aggregate market value of up to $185.0 million in addition to the 5.3 million shares repurchased prior to September 14, 2004. In the absence of an additional buy-back authorization from the Board, the Buy-back Program expires when the existing authorized amounts for share repurchases has been expended. During the quarter ended June 30, 2010, the Company repurchased approximately 0.2 million shares at an average price of $8.19. As of June 30, 2010, the amount available for repurchase under the Buy-back Program was $20.1 million.

	Issuer Purchases of Equity Securities
				Maximum Approximate Dollar
		Average Price	Total Number of Shares	Value of Shares
	Total Number of	Paid per	Purchased as Part of	That May be Purchased
Period	Shares Purchased (1)	Share (2)	Publicly Announced Plans	Under the Plan
April 1, 2010 – April 30, 2010	239,614	8.19	239,614	$20,098,028

May 1, 2010 – May 31, 2010	547	9.72	—	$20,098,028

June 1, 2010 – June 30, 2010	—	—	—	$20,098,028

(1)
In addition to purchases made under the Company’s publicly announced Buy-back Program, included in this column are transactions under the Company’s stock based compensation plans involving the delivery to the Company of 547 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Company employees.

(2)	Average price paid per share of stock repurchased under the Buy-back Program is execution price, including commissions paid to brokers.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Item 6. Exhibits
(a) Exhibits

3.1		Form of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the quarterly report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)
3.2		Amended and Restated By-Laws (filed as Exhibit 3.2 to the quarterly report on Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference)
31.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Press Release dated August 4, 2010, Reporting First Quarter Earnings

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND MANAGEMENT & TECHNOLOGY CONSULTANTS, INC.
Date: August 4, 2010	By:	/s/ Adam J. Gutstein
Adam J. Gutstein
President and Chief Executive Officer

Date: August 4, 2010	By:	/s/ Karl E. Bupp
Karl E. Bupp
Chief Financial Officer